Form 10KSB
period 2003-12-31
LUCYS CAFE INC
filed 2004-04-05
CIK 1160142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

  [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT
                                    OF 1934

                   For the Fiscal Year ended December 31, 2003

        [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXHANGE ACT OF 1934 for the transition period from  _____ to _____

                        Commission File Number: 333-88278

                                LUCY'S CAFE, INC.
           (Name of small business issuer as specified in its charter)

                 NEVADA                                  88-0476779
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

(Address of principal executive offices) 500 I STREET, SACRAMENTO, CALIFORNIA 95814

(Issuer's  telephone  number)  (916)  721-1145

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:  NONE

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No
[   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment  to  this  Form  10-KSB.  [    ]

There is currently no public market for the registrant's common stock. Therefore, the aggregate market value of the stock is deemed to be $-0-. At March 11, 2004 there were 5,470,000 shares of common stock of the registrant outstanding, par value $0.001.

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $154,814.

Documents  Incorporated  by  Reference:  None.

Transitional  Small  Business  Disclosure  Format:  Yes  [   ]  No  [  X  ]


                                          FORM 10-KSB
                                        LUCY'S CAFE, INC.
                                              INDEX

                                                                                             Page

PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Submission of Matters to a Vote of Security Holders                          5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     5

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    5

          Item 7.  Financial Statements                                                         8

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  8

          Item 8A.  Controls and Procedures                                                     8

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                8

          Item 10.  Executive Compensation                                                      9

          Item 11.  Security Ownership of Certain Beneficial Owners and Management             10

          Item 12.  Certain Relationships and Related Transactions                             11

          Item 13.  Exhibits and Reports on Form 8-K                                           12

          Item 14.  Principal Accountant Fees and Services                                     13

          Signatures                                                                           14

(Inapplicable  items  have  been  omitted)

                                     PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS

FORWARD-LOOKING  STATEMENT  NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

OUR  BUSINESS

Lucy's Cafe, Inc. was incorporated in the State of Nevada on October 30, 2000 to acquire and operate Lucy's Place, a restaurant located in downtown Sacramento, California. On March 13, 2001 we acquired Lucy's Place for $103,079 in cash. The restaurant and our principal offices are located at 500 I Street, Sacramento, California 95814. Our business is managed by Manijeh Shahvaran and her nephew, Zagros Shahvaran. Our fiscal year ends on December 31.

Lucy's Place is one block north of Sacramento's Downtown Plaza in the center of the financial district. We are within walking distance of numerous hotels, shopping centers and the California State Capitol. Our restaurant is also accessible by trolley, light rail or bus. Our primary clientele consists of office workers, professionals, and government employees who work downtown. We also attract service and retail industry employees, shoppers and tourists visiting Sacramento.

Our restaurant occupies 2,412 square feet on the ground floor of a 22-story office building. The dining room accommodates 73 people with additional seating for 32 people on our patio. Lucy's kitchen is equipped with commercial grade appliances, walk-in freezers, a modern hood system and fire extinguishers.

Lucy's Place is a full-service restaurant in a casual dining atmosphere, which is intended to fill a market niche between the fine-dining and fast food segments of the restaurant industry. We differ from fast food restaurants and delis by offering quick, efficient and friendly table service at competitive prices in a more comfortable setting. We rely on repeat customers and strive to provide the personal service that is frequently absent at larger restaurant chains and fast food eateries.

Our diner-style menu features traditional American food as well as California cuisine emphasizing fresh produce and seasonal specials. Breakfast items are available throughout the day and account for nearly half of the entrees we sell. We frequently update our menu and offer special menus for holidays and promotional events. We also offer take-out food, fresh baked goods and catering services.

We have established a consistent clientele in downtown Sacramento. We intend to continue providing excellent customer service and using sound restaurant management practices to increase our existing business. We also hope to expand our catering services to supplement our restaurant operations.

Business management strategies we have used in the past and will continue to use include the following:

     -    Focusing  on  Customer  Satisfaction.
     -    Offering  Competitive  Pricing.
     -    Building  Relationships  with  Suppliers.
     -    Hiring  and  Retaining  Qualified  Personnel.
     -    Reducing  food  costs  and  operating  expenses.

MARKETING  AND  ADVERTISING

It has been our experience that the most effective advertising is word of mouth referrals. Most of our guests are repeat customers who come in for breakfast or lunch several times a month. We strive to provide attentive service, fresh food and reasonable prices to our guests so they will refer their friends and associates to our cafe.

We also promote our business through marketing efforts specifically targeting Sacramento's downtown business community. In particular, we work closely with the Downtown Sacramento Partnership ("DSP"), a nonprofit organization dedicated to improving Sacramento's central business district. Information about Lucy's Place and other Sacramento small businesses is available at the DSP website at www.downtownsac.org. Our restaurant is also listed on www.sacramentocitysearch.com.

In addition to these activities, we periodically advertise in local and regional dining and entertainment publications. We believe these marketing efforts are adequate to meet our current promotional needs.

COMPETITION

Downtown Sacramento is home to several local, regional and nationally based restaurants. Locally owned competitors include Adorno's Catering & Deli, the 13th Street Cafe and J's Cafe. National and regionally based competitors include Carrow's Restaurant, Applebees and Village Inn. Many of our competitors are significantly larger than us and have substantially greater resources for advertising and marketing. We believe that our reputation for offering a selection of moderately priced quality food, our well established local identity, central location, customer service and comfortable atmosphere allow us compete successfully.

GOVERNMENTAL  REGULATION

Restaurants are subject to many laws and ordinances including state and local health regulations and state and federal labor regulations. We intend to comply with all laws and regulations governing the food service industry. We do not anticipate that complying with these regulations will have a significant impact on our business.

EMPLOYEES

We hire restaurant staff on an as-needed, hourly basis. We currently have six full-time and two part-time employees.

ITEM  2.  DESCRIPTION  OF  PROPERTY

The restaurant and our principal offices are located at 500 I Street, Sacramento, California 95814. Our business is managed by Manijeh Shahvaran and her nephew, Zagros Shahvaran. Our restaurant occupies 2,412 square feet on the ground floor of a 22-story office building. The dining room accommodates 73 people with additional seating for 32 people on our patio. Lucy's kitchen is equipped with commercial grade appliances, walk-in freezers, a modern hood system and fire extinguishers.

ITEM  3.  LEGAL  PROCEEDINGS

Management is not aware of any other current or pending legal proceedings involving Lucy's Cafe or our officers or directors.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There  is  currently  no  public  market  for  our  common  stock.

As of December 31, 2003, there were approximately 36 shareholders of record holding 5,470,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS  OF  OPERATIONS  YEARS  ENDED  DECEMBER  31,  2003  AND  2002

The Company had $154,814 in sales from continuing operations for the year ended December 31, 2003 compared to $194,334 in sales from continuing operations during the year ended December 31, 2002. Management had anticipated revenues similar to those of 2002 in 2003, however, our revenues decreased significantly for the year. We believe the significant decrease in revenue during 2003 was largely attributable to California's financial crisis. During the past twelve months, many businesses in downtown Sacramento have reduced operations or closed. This has resulted in high office vacancies, which have significantly diminished our client base of repeat customers. We anticipate that the economy will eventually rebound and our revenues will return to previous levels, but we cannot predict when this will occur or precisely what the impact on our business will be.

The cost of sales for 2003 was $52,405 compared to $63,363 in 2002 and is attributable to the decline in business we suffered from what we believe were the effects of California's financial crisis on our client base of repeat customers. In 2003, operating expenses totaled $124,345 and were similar to operating expenses of $122,493 in 2002. Other expenses included interest expenses during 2003 of $3,632 compared to $2,525 during 2002. Total costs and operating expenses were $204,675 for 2003 compared to higher total costs and expenses of $275,459 for 2002. The difference in total operating expenses is largely due to a one-time impairment of goodwill expense in 2002 of $53,319.

As a result of the foregoing factors, we realized a net loss of $53,493 for the year ended December 31, 2003 compared to net loss of $83,650 in 2002. During the past two years, our average revenues have been approximately $175,000.

RESULTS  OF  OPERATIONS  YEARS  ENDED  DECEMBER  31,  2002  AND  2001

Sales during the year ended December 31, 2002 were $194,334 compared to sales of $188,010 for the year ended December 31, 2001. The increase in sales in 2002 was due to operating our restaurant for a full year. Total costs and operating expenses were $275,459 consisting of $63,363 in food and beverage costs, $122,493 in restaurant operating expenses, $53,319 in impairment of goodwill and general and administrative expenses of $36,284. General and administrative expenses in 2002 consisted mainly of accounting, legal and professional fees associated with ongoing operations. Interest expense during 2002 was $2,525. As a result of these factors, we realized a net loss of $83,650 during the year ended December 31, 2002 compared with a net loss of $87,284 for 2001. Based on revenues reported by the previous owners of Lucy's Place, we could reasonably expect future revenues to remain fairly consistent at $190,000 to $200,000 per year. However, due to our brief operating history, it is difficult to provide substantial analysis of trends that could affect our results of operations.

During the year ended December 31, 2001, we had sales of $188,010. Cost of sales were $78,975 and operating expenses consisting mainly of salaries and lease payments were $117,725. We also had general and administrative expenses of $71,369. The largest portion of general and administrative expenses consisted of professional fees incurred in acquiring our cafe in March of 2001. Additional general and administrative expenses consisted of accounting, legal and professional fees associated with filing a registration statement with the SEC on Form SB-2. We also had interest expense of $7,225 during this period. As a result of these factors, we realized a net loss of $87,284 during the year ended December 31, 2001.

CAPITAL  RESOURCES  AND  LIQUIDITY

At December 31, 2003 our total assets were $7,752. Current assets consisted of $2,687 in cash and $5,065 in inventory. Property and equipment after accumulated depreciation was $885. Other assets included a $557 non-compete agreement net of accumulated amortization with the former owner of Lucy's Place and a security deposit of $11,811.

Total current liabilities at December 31, 2003 were $96,988 consisting of $12,629 in current accounts payable, $21,696 in accrued liabilities, $17,203 in accrued liabilities due to our Chief Executive Officer, Manijeh Shahvaran,

$20,000 in current notes payable to non-related parties plus an additional $24,760 in notes payable to Natalie Shahvaran, a shareholder of the Company and $700 in notes payable to Manijeh Shavaran. At December 31, 2003 we did not have any long-term liabilities.

At December 31, 2002, our total assets were $30,553. Current assets were $11,829 consisting of $6,915 in cash and $4,914 in inventory. Other assets consisted of property and equipment of $3,023 after depreciation, a non-compete agreement carried at $3,890 net of accumulated depreciation, and the prepaid security deposit of $11,811.

Current liabilities at December 31, 2002 were $33,043 consisting of $3,851 in accounts payable, $15,758 in accrued payables, $12,604 in liabilities to Manijeh Shahvaran, our Chief Executive officer and $830 in notes payable to Natalie Shahvaran, a shareholder of the Company. Long term liabilities at December 31, 2002 consisted of a $20,000 note payable.

In conjunction with purchasing Lucy's Place in March of 2001, we issued an $80,000 promissory note secured by our assets. By December 31, 2001 we had repaid the full $80,000 on the note.

We believe we can continue operations through the end of our lease with cash on hand and anticipated revenues from restaurant sales and short-term financing. However, we have yet to generate a profit and realized a net loss from operations during fiscal 2003. We had expected our 2003 year-end revenues to be comparable to those in 2002 and 2001, or approximately $190,000. However, revenues during 2003 were lower than anticipated. Based on our operating history over the past three years, we believe that revenues in 2004 could range from $150,000 to $190,000.

We estimate that restaurant expenses in 2004 will be $170,000 to $180,000. We estimate that payments for property costs including rent, insurance, maintenance and utilities will be approximately $73,000 to $76,000 per year through the next two years of our lease and that ongoing general and administrative expenses relating to our public reporting requirements will be approximately $15,000 to $20,000 per year. The remainder of expenses will largely consist of food costs and salaries.

We may require additional capital to supplement our anticipated revenues and fund our continuing operations. During the past two years, we have relied on advances and loans from executive officers and shareholders to supplement revenues. We expect to receive sufficient loans and/or advances from our executive officers and/or shareholders to continue operations for the next twelve months should additional funds be necessary, however, we currently owe approximately $25,000 to related parties for loans and advances and there are no agreements or understandings that additional funding will be forthcoming. If we do not secure sufficient loans and/or advances to fund our operations, we may sell common stock or explore other debt financing strategies.

We filed an SB2 Registration Statement for selling shareholders, which went into effect on February 3, 2004 for 3,470,000 shares of common stock. The Company will receive no benefit from the sale of these shares. Management believes with the shares being registered and available for public resale that a public market is likely to develop.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant. We have negative working capital and a capital deficiency at December 31, 2003. These conditions raise substantial doubt about our ability to continue as a going concern.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on Page 15 of this document following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A list of our current officers and directors appears below. The directors are elected annually by the shareholders. They do not presently receive any fees or other remuneration for their services as directors, although they are reimbursed for expenses associated with attending meetings of the board of directors. The board of directors appoints our officers.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


Name               Age                Position                  Since
-----------------  ----  ----------------------------------  -----------
Manijeh Shahvaran    47  Director, CEO                       October 20,
                                                             2000

Zagros Shahvaran.    27  Director, CFO, Secretary/Treasurer  October 20,
                                                             2000

MANIJEH SHAHVARAN, DIRECTOR, CHIEF EXECUTIVE OFFICER. Manijeh Shahvaran founded Lucy's Cafe, Inc. in October of 2000 and has managed Lucy's Place since March of 2001. Ms. Shahvaran has over seventeen years of experience in restaurant management. From 1986 to 1992, she owned and managed the First Floor Cafe, which was located in central San Jose, California, on the ground floor of a busy hospital/office building. As owner and manager, she was responsible for hiring, training, and supervising employees, and maintaining food quality. In 1992, she sold the First Floor Cafe and purchased Shake'n'Burger, a much larger restaurant in Sacramento, California where she developed a loyal base of repeat customers. From 1992 to 1999 she managed the restaurant's day-to-day operations. Her responsibilities included training and supervising employees, managing the restaurant's accounts, ordering inventory and overseeing advertising. In addition to managing Lucy's Place, from 1999 to the present she has provided consulting services in the Sacramento area, focusing on developing and managing small businesses.

ZAGROS SHAHVARAN, DIRECTOR, CHIEF FINANCIAL OFFICER, SECRETARY/TREASURER. Mr. Shahvaran has been an officer and director of Lucy's Cafe, Inc. since inception in 2000. Mr. Shahvaran attended MTI Business College in Sacramento, California, where he majored in computer science. From May 1997 to April 2001, he worked as a business advisor and consultant with Monterey Ventures, Inc. From April of 1996 to the present Mr. Shahvaran has provided consulting services for small businesses focusing on business plan development, computer technology and account management.

ITEM  10.  EXECUTIVE  COMPENSATION

We have no formal compensation agreements or employment contracts with our executive officers. In 2001, we agreed to pay Manijeh Shahvaran $12,000 a year for managing our restaurant operations. Due to cash flow restrictions, in 2002 we revised our informal agreement to compensate Manijeh Shahvaran up to $12,000 per year on an as-needed basis with payment to be made as the services are performed. We do not plan on increasing our budget for executive compensation until our operations are profitable and we have satisfied our debts. Directors do not receive any fees for services on the Board of Directors, but are reimbursed for their expenses for each meeting they attend.

Executive  compensation  for  the  past  three  years  is  as  follows:



SUMMARY  COMPENSATION  TABLE


                                                                             Long Term Compensation
                                          Annual Compensation                 Awards            Payouts
                                      -------------------------------  -----------------------  -------
                                                                                    Securities
                                                              Other     Restricted  Underlying
Name and                      Year                           Annual       Stock     Options/    LTIP     All Other
Principal Position           Ended     Salary     Bonus)     Compen-)   Awards )    SARs (#)    Payouts  Compensa-
                                       ($)        ($)        sation($)    ($)                   ($)      tion ($)

Manijeh Shahvaran . . . .    12/31/03     12,000       -0-        -0-         -0-          -0-     -0-       -0-
  Chief Executive Officer    12/31/02      6,058       -0-        -0-         -0-          -0-     -0-       -0-
  and Director. . . . . .    12/31/01     12,000       -0-        -0-         -0-          -0-     -0-       -0-


Zagros Shahvaran. . . . .    12/31/03        -0-       -0-         -0-        -0-          -0-     -0-       -0-
  Chief Financial Officer    12/31/02        -0-       -0-         -0-        -0-          -0-     -0-       -0-
 and Director . . . . . .    12/31/01        -0-       -0-         -0-        -0-          -0-     -0-       -0-

(1) These figures reflect accrued salaries, some of which have not been paid. Beginning in January 2003, the Company has accrued $1,000 per month for these services. Manijeh Shahvaran was paid $7,401 of the $12,000 she accrued during the year ended December 31, 2003. Ms. Shahvaran was paid $6,058 of the $6,058 she accrued during the year ended December 31, 2002. Accrued but unpaid compensation from inception through December 31, 2001 of $12,604 and for the year ended December 31, 2003 of $4,599 is included in the balance sheets of the Financial Statements under the caption accrued liabilities to a related party. The amount due is unsecured and no interest or repayment terms have been established.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth the beneficial ownership of our common stock as of the date of this prospectus. The table includes each person known to beneficially own more than 5% of the outstanding shares, each of our directors and each of our executive officers


NAME & ADDRESS                         TITLE OF   NUMBER OF SHARES   PERCENTAGE OF SHARES
                                        CLASS    BENEFICIALLY OWNED   BENEFICIALLY OWNED


Manijeh Shahvaran (1)(2). . . . . . .  Common             4,000,000                  73.1%
500  I Street
Sacramento, CA  95814

Zagros Shahvaran (1)(2) . . . . . . .  Common                10,000                   0.2%
500  I Street
Monterey, CA  93940

Gary McAdam (3) . . . . . . . . . . .  Common               515,000                   9.4%
6041 S. Syracuse Way Suite 307
Englewood, CO  80111



Natalie Shahvaran . . . . . . . . . .  Common               385,000                   7.0%
2251 San Diego Ave.
Suite B-275
San Diego, CA  92110

------------------------------------------------------------------------------------------

All directors and executive officers
 as a group (2 people). . . . . . . .  Common             4,010,000                  73.3%

     (1)  Officer  and  director.
     (2)  Zagros  Shahvaran  is  the  nephew  of  Manijeh  Shahvaran.
     (3) Gary McAdam owns a total of 515,000 shares. 100,000 shares are held by him directly. The balance of the shares are held by entities owned and controlled by Gary McAdam. Fortune Seekers, Inc. holds 150,000 shares, GJM Trading Partners Ltd holds 250,000 shares, Growth Ventures, Inc. Pension Plan and Trust holds 7,500 shares, and Growth Ventures, Inc. Profit Sharing Plan and Trust holds 7,500 shares.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

One of our shareholders, Ahmad Shahvaran, is the brother of our CEO and director, Manijeh Shahvaran.

Ahmad Shahvaran is the father of Zagros Shahvaran, an executive officer and director of Lucy's Cafe, Inc.

Zagros  Shahvaran,  is  the  nephew  of  Manijeh  Shahvaran.

One of our shareholders, Natalie Shahvaran, was formerly married to Ahmad Shahvaran.

As of December 31, 2003, companies controlled by one of our shareholders, Natalie Shahvaran, have loaned us $24,760 to help pay general and administrative expenses. In addition, our CEO, Manijeh Shahvaran, has loaned the company $700 to cover short-term operating expenses. The loans are payable on demand and carry interest rates ranging from 8% to 12 % per annum. Management believes the terms of these loans are more favorable to the company than those that would be available through an independent third party.

In connection with organizing our company and acquiring Lucy's Place in 2001, we issued 4,395,000 common shares to our founders. The shares were issued in private transactions in reliance of the exemption provided by Section 4(2) of the Securities act. The shares were issued as follows:

          On February 27, 2001 we issued 4,000,000 shares issued to our president, Manijeh Shahvaran, in exchange for $4,000 cash.

          On February 27, 2001, we sold 10,000 shares to Zagros Shahvaran in exchange for $10 cash.

          On February 27, 2001 we sold 10,000 shares to Natalie Shahvaran in exchange for $10 cash.

          On May 18, 2001 we sold 375,000 shares to Natalie Shahvaran in exchange for $15,000 in cash.

From January 1, 2001 through December 31, 2003 we have paid a shareholder, Natalie Shahvaran, for consulting services relating to acquiring our restaurant, filing a registration statement on Form SB-2, and performing other general and administrative services. We paid Natalie Shahvaran $6,058 during the year ended December 31, 2002 and $6,938 during the year ended December 31, 2001. For the year ended December 31, 2003 we paid $7,401 to Manijeh Shahvaran for ongoing services.

In conjunction with buying our restaurant in March of 2001, we allocated $10,000 to a non-compete agreement with the former owner of Lucy's Place. The agreement prohibits the former owner from engaging in a similar business within five miles of Lucy's Place for three years. The agreement is being amortized through March of 2004, the estimated life of the agreement.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.



EXHIBITS:

Exhibit  Title                                                Location

   31.1 Certification of the Principal Executive Officer. . Attached pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of the Principal Financial Officer. . Attached pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of the Principal Executive Officer. . Attached pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification of the Principal Financial Officer. . Attached pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.1  Corporate Code of Ethics. . . . . . . . . . . . . .  Attached


REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by Lucy's Cafe during the last quarter of the period covered by this report.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fee
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Lucy's Cafe 's annual financial statement and review of financial statements included in Lucy's Cafe 's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $9,500 for fiscal year ended 2002 and $20,500 for fiscal year ended 2003.

Audit-Related  Fees
-------------------

There  were no fees for other audit related services for fiscal year ended 2003.

Tax  Fees
---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $-0- for fiscal year ended 2002 and $905 for fiscal year ended 2003.

All  Other  Fees
----------------

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LUCY'S  CAFE,  INC.


Date: April 5, 2004                By: /s/ Manijeh  Shahvaran
                                   ---------------------------
                                   Manijeh  Shahvaran
                                   Chief  Executive  Officer

Date: April 5, 2004                By: /s/ Zagros  Shahvaran
                                   -------------------------
                                   Zagros  Shahvaran
                                   Chief  Financial  Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 5, 2004                By: /s/ Manijeh  Shahvaran
                                   ---------------------------
                                   Manijeh  Shahvaran
                                   Director

Date: April 5, 2004                By: /s/ Zagros  Shahvaran
                                   -------------------------
                                   Zagros  Shahvaran
                                   Director



                                LUCY'S CAFE, INC.
                                TABLE OF CONTENTS

                                                                        PAGE
Report of Independent Certified Public Accountants. . . . . . . . . . .   16

Balance Sheets - December 31, 2003 and 2002 . . . . . . . . . . . . . .   17

Statements of Operations for the Years Ended December 31, 2003 and 2002   18

Statements of Stockholders' Equity (Deficiency) for the Years Ended
  December 31, 2002 and 2003. . . . . . . . . . . . . . . . . . . . . .   19

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002   20

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .   21

       HANSEN, BARNETT & MAXWELL

       A  Professional  Corporation         Registered with the Public Company
      CERTIFIED  PUBLIC  ACCOUNTANTS           Accounting Oversight Board

     5  Triad  Center,  Suite  750
     Salt  Lake  City,  UT  84180-1128          an independent member of
        Phone:  (801)  532-2200                       BAKER TILLY
         Fax:  (801)  532-7944                        INTERNATIONAL
            www.hbmcpas.com



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To  the  Board  of  Directors  and  the  Stockholders
Lucy's  Cafe,  Inc.


We have audited the balance sheets of Lucy's Cafe, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lucy's Cafe, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has had negative cash flows from operating activities. At December 31, 2003, the Company had a working capital deficiency and a capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   HANSEN, BARNETT & MAXWELL

Salt  Lake  City,  Utah
March  11,  2004


LUCY'S CAFE, INC.
BALANCE SHEETS


For the years ended December 31,                                      2003        2002
-----------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash                                                               $   2,687   $   6,915
Inventory                                                              5,065       4,914
-----------------------------------------------------------------  ----------  ----------
TOTAL CURRENT ASSETS                                                   7,752      11,829
-----------------------------------------------------------------  ----------  ----------


Property and Equipment                                                 7,037       7,037
Less: Accumulated depreciation                                        (6,152)     (4,014)
-----------------------------------------------------------------  ----------  ----------
NET PROPERTY AND EQUIPMENT                                               885       3,023
-----------------------------------------------------------------  ----------  ----------


NON-COMPETE AGREEMENT, net of accumulated amortization of $9,443
and $6,110, respectively                                                 557       3,890
DEPOSIT                                                               11,811      11,811
-----------------------------------------------------------------  ----------  ----------
TOTAL ASSETS                                                       $  21,005   $  30,553
=================================================================  ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable                                                   $  12,629   $   3,851
Accrued liabilities                                                   21,696      15,758
Accrued liabilities to a related party                                17,203      12,604
Note payable - current maturities                                     20,000           -
Notes payable to related parties                                      25,460         830
-----------------------------------------------------------------  ----------  ----------
TOTAL CURRENT LIABILITIES                                             96,988      33,043
-----------------------------------------------------------------  ----------  ----------


NOTE PAYABLE - LONG TERM, net of current maturities                        -      20,000
-----------------------------------------------------------------  ----------  ----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock - par value $0.001 per share; 50,000,000
shares authorized; 5,470,000 shares issued and outstanding             5,470       5,470
Additional paid - in capital                                         148,550     148,550
Accumulated deficit                                                 (230,003)   (176,510)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                              (75,983)    (22,490)
-----------------------------------------------------------------  ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)            $  21,005   $  30,553
=================================================================  ==========  ==========


   The accompanying notes are an integral part of these financial statements.


LUCY'S  CAFE  ,  INC.
STATEMENTS  OF  OPERATIONS

For the years ending December 31,             2003         2002
-----------------------------------------  -----------  -----------

REVENUE                                    $  154,814   $  194,334
-----------------------------------------  -----------  -----------

COSTS AND OPERATING EXPENSES
Cost of food and beverage sales                52,405       63,363
Restaurant operating expenses                 124,345      122,493
Impairment of goodwill                              -       53,319
General and administrative expenses            27,925       36,284
-----------------------------------------  -----------  -----------
TOTAL COSTS AND OPERATING EXPENSES            204,675      275,459
-----------------------------------------  -----------  -----------

INTEREST EXPENSE                               (3,632)      (2,525)
-----------------------------------------  -----------  -----------

NET LOSS                                   $  (53,493)  $  (83,650)
=========================================  ========================

BASIC LOSS PER COMMON SHARE                $    (0.01)  $    (0.02)
=========================================  ========================

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN
PER SHARE CALCULATION                       5,470,000    5,470,000
=========================================  ========================


   The accompanying notes are an integral part of these financial statements.


LUCY'S  CAFE  ,  INC.
STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIENCY)
FOR  THE  YEARS  ENDED  DECEMBER  31,  2002  AND  2003


                                                                             TOTAL
                                                ADDITIONAL                STOCKHOLDERS'
                               COMMON STOCK      PAID-IN    ACCUMULATED     EQUITY
                             ------------------
                              SHARES    AMOUNT   CAPITAL    DEFICIT        (DEFICIENCY)
                             ---------  -------  ---------  ------------  ---------------

BALANCE - DECEMBER 31, 2001  5,470,000    5,470   148,550      (88,651)        65,369

Net loss                             -        -         -      (87,859)       (87,859)
---------------------------  ---------  -------  ---------  ------------  ---------------

BALANCE - DECEMBER 31, 2002  5,470,000    5,470   148,550     (176,510)       (22,490)

Net loss                             -        -         -      (53,493)       (53,493)
---------------------------  ---------  -------  ---------  ------------  ---------------

BALANCE - DECEMBER 31, 2003  5,470,000  $ 5,470  $148,550   $ (230,003)   $   (75,983)
===========================  =========  =======  =========  ============  ===============

   The accompanying notes are an integral part of these financial statements.



LUCY'S  CAFE  ,  INC.
STATEMENTS  OF  CASH  FLOWS


For the years ended December 31,                      2003       2002
--------------------------------------------------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(53,493)  $(83,650)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation                                         2,138      2,138
  Amortization                                         3,333      3,333
  Impairment of goodwill                                   -     53,319
  Changes in operating assets and liabilities:
    Inventory                                           (151)      (147)
    Accounts Payable                                   8,778          -
    Accrued liabilities                                5,938      5,652
    Accrued liabilities due to a related party         4,599          -
--------------------------------------------------  ---------  ---------
NET CASH USED IN OPERATING ACTIVITIES                (28,858)   (19,355)
--------------------------------------------------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable             24,630        830
--------------------------------------------------  ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES             24,630        830
--------------------------------------------------  ---------  ---------

NET DECREASE IN CASH                                  (4,228)   (18,525)

CASH AT BEGINNING OF PERIOD                            6,915     25,440
--------------------------------------------------  ---------  ---------

CASH AT END OF PERIOD                               $  2,687   $  6,915
==================================================  =========  =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                              $  1,500   $  1,500
==================================================  =========  =========


   The accompanying notes are an integral part of these financial statements.

LUCY'S  CAFE,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  2003  AND  2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS - Lucy's Cafe, Inc. (the "Company") was incorporated on October 30, 2000 in the State of Nevada. The Company's operations are located in Sacramento, California and consist of a restaurant, which provides a limited food menu for breakfast and lunch to the patrons in the downtown area.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BUSINESS CONDITION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Lucy's has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant. It has negative working capital and a capital deficiency at December 31, 2003. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans to finance the administrative expenses through continuing loans from related parties. During, and subsequent to, the year ended December 31, 2003, related parties have provided $28,630 to fund administration, although their continuing ability to fund administrative activities cannot be assured. Management has been able to cut costs during 2003, but in order to reach profitable operations management will need to increase revenues and further cut costs through efficiencies in food purchases and preparation. Management cannot assure the ultimate success of these plans.

CONCENTRATION - The Company's restaurant operations serve a localized area in Sacramento California: revenues are therefore subject to fluctuations based upon occupancy rates of buildings and traffic flows in the area.

REVENUE RECOGNITION - Revenues result from sales of food products at the time of the sale.

INVENTORY - Inventory consists of food products and is stated at the lower of cost (generally first-in, first-out method) or market value. At December 31, 2003 and 2002, management believes the Company has incurred no material impairments in the carrying values of its inventories.

EQUIPMENT - Equipment consists of restaurant equipment and is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from 3 to 5 years. Depreciation expense for the years ended December 31, 2003 and 2002, was $2,138 and $2,138, respectively. Expenditures for maintenance, repairs, and renewals are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

The Company records impairment losses on property and equipment when indicators of impairment are present and estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount.


INCOME TAXES - Deferred income taxes are recorded based on operating loss carry forwards and rent accruals are measured using the enacted tax rates and laws that will be in effect when the operating loss carryforwards are expected to be realized.

LUCY'S  CAFE,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  2003  AND  2002


BASIC LOSS PER COMMON SHARE - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. There were no potentially issuable common shares outstanding.

NOTE  2  -  GOODWILL  AND  NON-COMPETE  AGREEMENT

Goodwill resulting from the purchase of Lucy's Place during 2001 was being amortized over approximately three years on a straight-line basis, prior to the adoption of FAS 142. Amortization of goodwill recognized during the year ended December 31, 2001 was $20,507. In accordance with FAS 142, the Company did not record any amortization of goodwill during the year ended December 31, 2002. FAS 142 requires periodic evaluation of goodwill and requires the Company to compare the carrying value of goodwill to expected discounted future cash flows of the group of assets that resulted in the goodwill. Any excess will be recognized in the period evaluated. At December 31, 2002, the Company evaluated the Company's existing goodwill and determined that it could not be supported, and therefore the remaining $53,319 was impaired.

Of the purchase price, $10,000 was allocated to a non-compete agreement with the former owner of Lucy's Place. The non-compete prohibits the former owner from engaging in a similar business within five miles for a period of three years. Accordingly, the non-compete agreement is being amortized over three years, the life of the agreement. The carrying amount of the non-compete intangible and the related amortization expense were as follows:


For the years ended, December 31,   2003     2002
---------------------------------  -------  -------
Gross carrying amount              $10,000  $10,000
Accumulated amortization             9,443    6,110
---------------------------------  -------  -------
NET CARRYING AMOUNT                $   557  $ 3,890
=================================  =======  =======
PERIOD EXPENSE RECOGNIZED          $ 3,333  $ 3,333
=================================  =======  =======

The Company recognized amortization expense of $3,333 and $3,333 during the years ended December 31, 2003 and 2002, respectively, and will recognize $557 during 2004 related to the non-compete agreement.

NOTE  3  -  NOTE  PAYABLE

During the year ended December 31, 2001 the Company issued an aggregate $80,000 in notes payable to unrelated individuals. The notes bore interest at a rate of 10% and interest payments were due quarterly. The Company made principal payments of $60,000 during the year ended December 31, 2001. As of December 31, 2003 $20,000 remained outstanding on the notes due January 2004. An amendment has been completed extending the terms of the note for an additional 10 months. The note is secured by all the assets of the Company, including future proceeds of any public offering.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

The Company compensates a majority shareholder for services provided in day-to-day management of the restaurant operations. Compensation expense has

LUCY'S  CAFE,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  2003  AND  2002


been charged to operations as incurred, with $12,000 and $6,058 charged to operations for the years ended December 31, 2003 and 2002, respectively.

Beginning in January 2003, the Company has accrued $1,000 per month for these services. Accrued but unpaid compensation from 2001 of $12,604 and for the year ended December 31, 2003 of $4,599 is included in the balance sheets under the caption accrued liabilities to a related party. The amount due is unsecured and no interest or repayment terms have been established.

During 2002 and 2003 the Company borrowed from shareholders to meet operating requirements. The resulting notes are due on demand, unsecured, and carry 8 to 12 percent annual interest rates. Principal balances of notes payable to related parties were $25,460 and $830 at December 31, 2003 and December 31, 2002, respectively.

NOTE  5  -  INCOME  TAXES

The Company has paid no federal or state income taxes since its incorporation. As of December 31, 2003, the Company had net operating loss carry forwards for federal income tax reporting purposes of $216,687 which, if unused, will expire between 2022 and 2023. The tax effect of the operating loss carry forwards and temporary differences at December 31, 2003, is as follows:


For the years ended, December 31,    2003       2002
---------------------------------  ---------  ---------

Operating loss carry forward       $ 85,791   $ 61,892
Accrued Rent                          4,460      3,946
Valuation allowance                 (90,251)   (65,838)
---------------------------------  ---------  ---------
TOTAL DEFERRED TAX ASSET           $      -   $      -
=================================  =========  =========

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes:



For the years ended December 31,       2003       2002
-----------------------------------  ---------  ---------

Tax at federal statutory rate (34%)  $(18,188)  $(29,872)
State tax benefit                      (1,765)    (2,899)
Change in valuation allowance          19,953     32,771
-----------------------------------  ---------  ---------
PROVISION FOR INCOME TAXES           $      -   $      -
===================================  =========  =========

NOTE  6  -  LEASE  COMMITMENTS

OPERATING LEASE - The Company leases its operating facilities with an initial term of five years, beginning January 2001, plus a renewal option of an additional five years. Commitments for future minimum rental payments required under operating leases in excess of one year are as follows:

LUCY'S  CAFE,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  2003  AND  2002



For the Years Ended December 31,        OPERATING LEASE PAYMENTS
--------------------------------------  -------------------------

2004                                                       73,230
2005                                                       75,630
--------------------------------------  -------------------------
TOTAL                                   $                 148,860
======================================  =========================

Rent is charged to restaurant operating expense on a straight-line basis during each annual period where contractual increases effect rent payments. Rental expense for the years ended December 31, 2003 and 2002 was $71,239 for each year.