Form 10QSB
period 2004-03-31
LUCYS CAFE INC
filed 2004-05-18
CIK 1160142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                        Commission file number: 333-88278

                                LUCY'S CAFE, INC.
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                       88-0476779
(State  or other jurisdiction of             (IRS Employer Identification  No.)
incorporation  or  organization)

                   500 I STREET, SACRAMENTO, CALIFORNIA 95814
                    (Address of principal executive offices)

                                 (916) 721-1145
                           (Issuer's telephone number)

                                 NOT APPLICABLE
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2004 was 5,470,000 shares of $0.001 par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                LUCY'S CAFE, INC.
                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I.   Financial Information

Item 1 .  Financial Statements

          Condensed Balance Sheets - March 31, 2004
          and December 31, 2003 (Unaudited)                                 3

          Condensed Statements of Operations for the Three
          Months Ended March 31, 2004 and 2003 (Unaudited)                  4

          Condensed Statements of Cash Flows for the Three
          Months Ended March 31, 2004 and 2003 (Unaudited)                  5

          Notes to Unaudited Condensed Financial Statements -
          March 31, 2004                                                    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition or Plan of Operations                                   8

Item 3.   Controls and Procedures                                          10

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                 11

Signatures                                                                 11

Inapplicable  items  have  been  omitted

PART  I-  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS




LUCY'S  CAFE,  INC.
CONDENSED  BALANCE  SHEETS
(UNAUDITED)

                                                                    MARCH 31,    DECEMBER 31,
                                                                      2004           2003
---------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash                                                               $    3,184   $       2,687
Inventory                                                               4,785           5,065
TOTAL CURRENT ASSETS                                                    7,969           7,752
----------------------------------------------------------------------------------------------

Property and Equipment                                                  7,037           7,037
Less: Accumulated depreciation                                         (6,686)         (6,152)
----------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                351             885
----------------------------------------------------------------------------------------------

NON-COMPETE AGREEMENT, net of accumulated amortization of $10,000
    and $9,443, respectively                                                -             557
DEPOSIT                                                                11,811          11,811
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $   20,131   $      21,005
==============================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                   $   22,062   $      12,629
Accrued liabilities                                                    27,842          21,696
Accrued liabilities to a related party                                 20,203          17,203
Note payable - current maturities                                      20,000          20,000
Notes payable to related parties                                       32,260          25,460
----------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                             122,367          96,988
----------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY
Common stock - par value $0.001 per share; 50,000,000
     shares authorized; 5,470,000 shares issued and outstanding         5,470           5,470
Additional paid - in capital                                          148,550         148,550
Accumulated deficit                                                  (256,256)       (230,003)
----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIENCY                                     $ (102,236)  $     (75,983)
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                     $   20,131   $      21,005
==============================================================================================


   The accompanying notes are an integral part of these financial statements.



LUCY'S  CAFE,  INC.
CONDENSED  STATEMENTS  OF  OPERATIONS
(UNAUDITED)


For the three months ended March 31,          2004         2003
-------------------------------------------------------------------

REVENUE                                    $   38,154   $   39,946
-------------------------------------------------------------------

COSTS AND OPERATING EXPENSES
Cost of food and beverage sales                11,375       13,440
Restaurant operating expenses                  27,737       18,747
General and administrative expenses            24,084       17,188
-------------------------------------------------------------------

TOTAL COSTS AND OPERATING EXPENSES             63,196       49,375
-------------------------------------------------------------------

INTEREST EXPENSE                               (1,211)      (1,000)
-------------------------------------------------------------------

NET LOSS                                   $  (26,253)  $  (10,429)
===================================================================

BASIC LOSS PER COMMON SHARE                $    (0.00)  $    (0.00)
===================================================================

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN
PER SHARE CALCULATION                       5,470,000    5,470,000
===================================================================

   The accompanying notes are an integral part of these financial statements.



LUCY'S  CAFE,  INC.
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)


For the three months ended March 31,                  2004       2003
------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(26,253)  $(10,429)
Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                         534        535
    Amortization                                         557        833
    Impairment of goodwill
    Changes in operating assets and liabilities:
       Inventory                                         280        128
       Accounts Payable                                9,433          -
       Accrued liabilities                             6,146      4,811
       Accrued liabilities due to a related party      3,000          -
------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                 (6,303)    (4,122)
------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable              6,800      7,200
------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              6,800      7,200
------------------------------------------------------------------------

NET INCREASE IN CASH                                     497      3,078

CASH AT BEGINNING OF PERIOD                            2,687      6,915
------------------------------------------------------------------------

CASH AT END OF PERIOD                               $  3,184   $  9,993
========================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                              $      -   $  1,000
========================================================================

   The accompanying notes are an integral part of these financial statements.

LUCY'S  CAFE,  INC.
NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
MARCH  31,  2004

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed financial statements include the accounts of Lucy's Cafe, Inc. (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed financial statements for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

BUSINESS CONDITION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Lucy's has experienced losses from operations and negative cash flows from operations since the acquisition of its restaurant. It has negative working capital and a capital deficiency at March 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans to finance the administrative expenses through continuing loans from related parties. During, and subsequent to, the three months and year ended March 31, 2004 related parties have provided $7,350 to fund administration, although their continuing ability to fund administrative activities cannot be assured. In order to reach profitable operations management will need to increase revenues and cut costs through efficiencies in food purchases and preparation. Management cannot assure the ultimate success of these plans.

NOTE  2  -  NON-COMPETE  AGREEMENT

At the time of the purchase of Lucy's Place restaurant during 2001, $10,000 of the purchase price was allocated to a non-compete agreement with the former owner of Lucy's Place. The non-compete prohibits the former owner from engaging in a similar business within five miles for a period of three years. Accordingly, the non-compete agreement was amortized over three years, the life of the agreement. The carrying amount of the non-compete intangible and the related amortization expense were as follows:


For the Three Months Ended March 31,   2004     2003
------------------------------------------------------
Gross carrying amount                 $10,000  $10,000
Accumulated amortization               10,000    6,944
------------------------------------------------------
NET CARRYING AMOUNT                   $     -  $ 3,056
======================================================

PERIOD EXPENSE RECOGNIZED             $   556  $   834
======================================================

LUCY'S  CAFE,  INC.
NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
MARCH  31,  2004


NOTE  3  -  RELATED  PARTY  TRANSACTIONS

The Company compensates a majority shareholder for services provided in day-to-day management of the restaurant operations. Compensation expense has been charged to operations as incurred, with $3,000 charged to operations for each of the three months ended March 31, 2004 and 2003, respectively. Accrued but unpaid compensation of $20,203and $17,203 is included in the balance sheets at March 31, 2004 and December 31, 2003, respectively, under the caption accrued liabilities to a related party. The amount due is unsecured and no interest or repayment terms have been established.

During 2003 and 2004 the Company borrowed from shareholders to meet operating requirements. The resulting notes are due on demand, unsecured, and carry 8 to 12 percent annual interest rates. Principal balances of notes payable to related parties were $32,260 and $25,460 at March 31, 2004 and December 31, 2003, respectively.


NOTE  6  -  LEASE  COMMITMENTS

The Company leases its operating facilities with an initial term of five years, beginning January 2001, plus a renewal option of an additional five years. Commitments for future minimum rental payments required under operating leases in excess of one year are as follows:


For the Years Ended December 31,            OPERATING LEASE
                                            PAYMENTS
-----------------------------------------------------------

2004                                        $        73,230
2005                                                 75,630
-----------------------------------------------------------
TOTAL                                       $       148,860
===========================================================

Rent is charged to restaurant operating expense on a straight-line basis during each annual period where contractual increases effect rent payments. Rental expense for the three months ended March 31, 2004 and 2003 was $17,810 for each period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

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

RESULTS  OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

The Company had $38,154 in sales from continuing operations for the three-month period ended March 31, 2004 compared to $39,946 in sales from continuing operations during the three-month period ended March 31, 2003.

The cost of sales for the first quarter of 2004 was $11,375 compared to $13,440 during the same period in 2003. During the first quarter of 2004, operating expenses totaled $27,737 compared to operating expenses of $18,747 during the same period in 2003. Other expenses included interest expenses during the first quarter 2004 of $1,211 compared to $1,000 during the same period in 2003. Total costs and operating expenses were $63,196 for the first quarter 2004 compared to expenses of $49,375 for the first quarter of 2003.

As a result of the foregoing factors, we realized a net loss of $26,253 for the three-month period ended March 31, 2004 compared to net loss of $10,429 for the same period in 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004 our total assets were $20,131. Current assets consisted of $3,184 in cash and $4,785 in inventory. Property and equipment after accumulated depreciation was $351. Other assets included a security deposit of $11,811.

Total current liabilities at March 31, 2004 were $122,367 consisting of $22,062 in current accounts payable, $27,842 in accrued liabilities, $20,203 in accrued liabilities due to our Chief Executive Officer, Manijeh Shahvaran, $20,000 in current notes payable to non-related parties plus an additional $31,560 in notes payable to Natalie Shahvaran, a shareholder of the Company, and $700 in notes payable to Manijeh Shahvaran. Because our debt has been classified as current, at March 31, 2004 we did not have any long-term liabilities.

At December 31, 2003, our total assets were $21,005. Current assets were $7,752 consisting of $2,687 in cash and $5,065 in inventory. Other assets consisted of property and equipment of $885 after depreciation, a non-compete agreement carried at $557 net of accumulated depreciation, and the prepaid security deposit of $11,811.

Total current liabilities at December 31, 2003 were $96,988 consisting of $12,629 in current accounts payable, $21,696 in accrued liabilities, $17,203 in accrued liabilities due to our Chief Executive Officer, Manijeh Shahvaran, $20,000 in current notes payable to non-related parties plus an additional $24,760 in notes payable to Natalie Shahvaran, a shareholder of the Company and $700 in notes payable to Manijeh Shahvaran. Because our debt has been classified as current, at December 31, 2003 we did not have any long-term liabilities.

We believe we can continue operations through the end of our lease with cash on hand and anticipated revenues from restaurant sales and short-term financing. However, we have yet to generate a profit and realized a net loss from operations during the year ended December 31, 2003 and the three-month period ended March 31, 2004.

We may require additional capital to supplement our anticipated revenues and fund our continuing operations. Since inception, we have relied on advances and loans from executive officers and shareholders to supplement revenues. We expect to receive sufficient loans and/or advances from our executive officers and/or shareholders to continue operations for the next twelve months should additional funds be necessary. There are no agreements or understandings that additional funding will be forthcoming. If we do not secure sufficient loans and/or advances to fund our operations, we may sell common stock or explore other debt financing strategies.

We filed an SB2 Registration Statement for selling shareholders, which went into effect on February 3, 2004 for 3,470,000 shares of common stock. The Company will receive no benefit from the sale of these shares. Management believes with the shares being registered and available for public resale that a public market is likely to develop.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant. We have negative working capital and a capital deficiency at March 31, 2004. These conditions raise substantial doubt about our ability to continue as a going concern.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by Lucy's Cafe during the quarter ended March 31, 2004.


Exhibits:

EXHIBIT  TITLE                                                                     LOCATION
NUMBER
31.1     Certification of Chief Executive Officer pursuant to section 302 of the   Attached
          Sarbanes-Oxley Act of 2002
31.2     Certification of Chief Financial Officer pursuant to section 302 of the   Attached
          Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer pursuant to section 906 of the   Attached
          Sarbanes-Oxley Act of 2002
32.2     Certification of Chief Financial Officer pursuant to section 906 of the   Attached
         Sarbanes-Oxley Act of 2002



                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LUCY'S  CAFE,  INC.


Date:  May  17,  2004              By:/s/ Manijeh  Shahvaran
                                   -------------------------
                                   Manijeh  Shahvaran
                                   Chief  Executive  Officer


Date:  May  17,  2004              By:/s/ Zagros  Shahvaran
                                   -------------------------
                                   Zagros  Shahvaran
                                   Chief  Financial  Officer