Form 10QSB
period 2004-06-30
LUCYS CAFE INC
filed 2004-08-18
CIK 1160142

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                        Commission file number: 333-88278

                                LUCY'S CAFE, INC.
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                       88-0476779
(State  or other jurisdiction of            (IRS Employer Identification  No.)r
incorporation  or  organization)

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2004 was 5,470,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                  FORM 10-QSB
                                LUCY'S CAFE, INC.

                                      INDEX

                                                                         Page
PART I..  Financial Information
          Item 1. Financial Statements                                      3

          Condensed Balance Sheets - June 30, 2004 Pro Forma, June 30,
          2004 and December 31, 2003 (Unaudited)                            3

          Condensed Statements of Operations for the Three and Six
          Months Ended June 30, 2004 and 2003 (Unaudited)                   4

          Condensed Statements of Cash Flows for the Six Months Ended
          June 30, 2004 and 2003 (Unaudited)                                5

          Notes to Condensed Unaudited Financial Statements               6-8

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operations                                   9

          Item 3.  Controls and Procedures                                 11

PART II.  Other Information

          Item 4. Submission of Matters to a Vote of Security Holders      11

          Item 5. Other Information                                        11

          Item 6.  Exhibits and Reports on Form 8-K                        11

          Signatures                                                       12

(Inapplicable  items  have  been  omitted)

PART  I-  FINANCIAL  INFORMATION
ITEM  1.  Consolidated  Financial  Statements




LUCY  CAFE,  INC.
CONDENSED  BALANCE  SHEETS
(UNAUDITED)


                                                             JUNE 30, 2004
                                                               PRO FORMA      JUNE 30,    DECEMBER 31,
                                                                NOTE 2          2004          2003
-------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                        $       75,806   $   4,711   $       2,687
Prepaid expenses                                                       800         800               -
Inventory                                                                -       4,985           5,065
-------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                76,606      10,496           7,752
-------------------------------------------------------------------------------------------------------

Property and Equipment                                                   -       7,037           7,037
Less: Accumulated depreciation                                           -      (7,037)         (6,152)
-------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                               -           -             885
-------------------------------------------------------------------------------------------------------

NON-COMPETE AGREEMENT, net of accumulated
  amortization of $10,000 and $9,443, respectively                    -           -                557
DEPOSIT                                                             11,811      11,811          11,811
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $       88,417   $  22,307   $      21,005
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                            $        6,502   $   6,502   $      12,629
Accrued liabilities                                                 32,858      32,858          21,696
Accrued liabilities to a related party                              21,242      21,242          17,203
Note payable - current maturities                                   20,000      20,000          20,000
Notes payable to related parties                                    58,810      58,810          25,460
-------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                          139,412     139,412          96,988
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY
Common stock - par value $0.001 per share; 50,000,000
shares authorized; 5,470,000 shares issued and outstanding           5,470       5,470           5,470
Additional paid - in capital                                       148,550     148,550         148,550
Accumulated deficit                                               (205,015)   (271,125)       (230,003)
-------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                     (50,995)   (117,105)        (75,983)
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $       88,417   $  22,307   $      21,005
=======================================================================================================


   The accompanying notes are an integral part of these financial statements.



LUCY'S  CAFE,  INC.
CONDENSED  STATEMENTS  OF  OPERATIONS
(UNAUDITED)

                                      FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                          ENDED JUNE 30,            ENDED JUNE 30,
                                     ------------------------  ------------------------
                                        2004         2003         2004         2003
---------------------------------------------------------------------------------------

REVENUE                              $   35,157   $   42,096   $   73,311   $   82,042
---------------------------------------------------------------------------------------

COSTS AND OPERATING EXPENSES
Cost of food and beverage sales           9,785       13,316       21,160       26,756
Restaurant operating expense             26,654       31,755       54,391       50,502
General and administrative expenses      12,247        5,292       36,331       22,480
---------------------------------------------------------------------------------------
TOTAL COSTS AND OPERATING EXPENSES       48,686       50,363      111,882       99,738
---------------------------------------------------------------------------------------

INTEREST EXPENSE                         (1,339)        (559)      (2,550)      (1,559)
---------------------------------------------------------------------------------------
NET LOSS                             $  (14,869)  $   (8,826)  $  (41,122)  $  (19,255)

BASIC LOSS PER COMMON SHARE          $    (0.00)  $    (0.00)  $    (0.01)  $    (0.00)
=======================================================================================

WEIGHTED-AVERAGE NUMBER OF SHARES
 USED IN PER SHARE CALCULATION        5,470,000    5,470,000    5,470,000    5,470,000
=======================================================================================

   The accompanying notes are an integral part of these financial statements.



LUCY'S  CAFE,  INC.
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)


For the six months ended June 30,                     2004       2003
------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(41,122)  $(19,255)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                         885      1,069
    Amortization                                         557      1,667
    Changes in operating assets and liabilities:
     Prepaid expenses                                   (800)         -
     Inventory                                            80        (38)
     Accounts payable                                 (6,127)     3,815
     Accrued liabilities                              11,162        206
     Accrued liabilities due to a related party        4,039        (36)
------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                (31,326)   (12,572)
------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable             33,350      8,550
------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             33,350      8,550
------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                        2,024     (4,022)

CASH AT BEGINNING OF PERIOD                            2,687      6,915
------------------------------------------------------------------------

CASH AT END OF PERIOD                               $  4,711   $  2,893
========================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                              $    500   $  1,000
========================================================================

   The accompanying notes are an integral part of these financial statements.

                                LUCY'S CAFE, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed financial statements include the accounts of Lucy's Cafe, Inc. ("Lucy's" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed financial statements for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

BUSINESS CONDITION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Lucy's has experienced losses from operations and negative cash flows from operations since its acquisition of its restaurant. It has negative working capital and a capital deficiency at June 30, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans to finance the administrative expenses through continuing loans from related parties. During, and subsequent to, the six months ended June 30, 2004 related parties have provided $33,350 to fund administration, although their continuing ability to fund administrative activities cannot be assured. During June 2004, the Company entered into an agreement to sell its restaurant operating assets for $71,095, net of selling costs, which it expects to receive during the third quarter of 2004. However, following completion of the sale, the Company will have no source of ongoing revenue. In order to reach profitable operations management will need to successfully find a business activity in which to engage, in which it can successfully market and manage to. Management cannot assure the ultimate success of these plans.

NOTE  2 - SALE OF RESTAURANT OPERATIONS AND PRO FORMA BALANCE SHEET PRESENTATION

On May 21, 2004, Lucy's board of directors decided to sell its restaurant assets. In June 2004, the Company entered a Bill of Sale with an unrelated party under which Lucy's agreed to sell the inventory, fixtures, equipment, and Lucy's Cafe business name. As consideration, the manager of the restaurant entered into a covenant not to compete and the buyer agreed to pay $80,000 which was placed in escrow and will be released to Lucy's contingent upon receipt of a tax clearance release from the California State Board of Equalization and Employment Development Department. Additionally, Lucy's believes it will be released from the current property lease as the buyers negotiated a separate lease for the space in which Lucy's Place restaurant is operating. As of July 1, 2004, the Company vacated the location and the buyer began operating the restaurant. On August 13, 2004 Lucy's received $71,095 from the escrow agent.

Upon completion of the sale of the restaurant assets, Lucy's will realize and record a gain during the 3rd quarter on the sale of the assets as the excess of the purchase price over the carrying value of the assets sold, less the costs of the sale as follows:

                                LUCY'S CAFE, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


------------------------------------------------------------
Inventory                                           $ 4,985
Property and equipment                                6,895
Accumulated depreciation on property and equipment   (6,895)
------------------------------------------------------------
NET ASSETS SOLD                                       4,985
Proceeds, less selling costs of $8,905               71,095
------------------------------------------------------------
GAIN ON SALE OF RESTAURANT ASSETS                   $66,110
============================================================

Because Lucy's has no other operating activity, the operations of the restaurant are not separable and therefore the results of operations of Lucy's Place as a discontinued operation are not presented. The accompanying pro forma balance sheet of Lucy's Cafe has been prepared to reflect the sale of Lucy's Place as if it had occurred on June 30, 2004. The pro forma financial data is presented for informational purposes only and may not be indicative of the future financial position or results of operations of Lucy's for the year ended December 31, 2004.

NOTE  3  -  NON-COMPETE  AGREEMENT

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



For the Six Months Ended June 30,      2004     2003
------------------------------------------------------
Gross carrying amount                 $10,000  $10,000
Accumulated amortization               10,000    6,944
------------------------------------------------------
NET CARRYING AMOUNT                   $     -  $ 3,056
======================================================
PERIOD EXPENSE RECOGNIZED             $   556  $   834
======================================================

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

The Company compensates a majority shareholder for services provided in day-to-day management of the restaurant operations. Compensation expense has been charged to operations as incurred, with $6,000 charged to operations for each of the six months ended June 30, 2004 and 2003, respectively. Accrued but unpaid compensation of $21,242 and $17,203 is included in the balance sheets at June 30, 2004 and December 31, 2003, respectively, under the caption accrued liabilities to a related party. The amount due is unsecured and no interest or repayment terms have been established.

During 2003 and 2004 the Company borrowed from shareholders to meet operating requirements. The resulting notes are due on demand, unsecured, and carry 8 to 12 percent annual interest rates. Principal balances of notes payable to related parties were $58,810 and $25,460 at June 30, 2004 and December 31, 2003, respectively.

                                LUCY'S CAFE, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE  5  -  LEASE  COMMITMENTS

OPERATING LEASE - The Company leased its operating facilities with an initial term of five years, beginning January 2001, plus a renewal option of an additional five years. As a result of the sale of the restaurant assets as described in Note 2 and the negotiation of a new lease between the buyers and the Company's landlord, the Company expects to be released from its lease commitment effective July 1, 2004. Management has had communication with the landlord from which it based its expectations, but no formal release has yet been obtained. Should the Company be unsuccessful in obtaining a release from the lease commitment, the Company will be required to record a current charge to operations of $102,000 in exit costs, which is equal to the present value of the future lease payments under the existing lease. The existing commitments for future minimum rental payments required under operating leases in excess of one year are as follows:



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
===========================================================


Rent was charged to restaurant operating expense on a straight-line basis during each annual period where contractual increases effect rent payments. Rental expense for the six months ended June 30, 2004 and 2003 was $35,620 for both periods.

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

OUR  BUSINESS

DISPOSITION  OF  ASSETS

Prior to June 2004, the Company operated Lucy's Place Cafe, a restaurant in Sacramento, California. In June 2004, the Company entered a Bill of Sale with Sil Kim and Yun Ae Kim, both unrelated parties, under which Lucy's agreed to sell the inventory, fixtures, equipment, and Lucy's Place Cafe business name. As consideration, Lucy's manager of the restaurant entered into a Covenant Not to Compete and the buyer agreed to pay $80,000, which was placed in escrow and was subsequently released to Lucy's on August 13, 2004. The sale of Lucy's restaurant assets is considered closed as of that date. The buyers are currently operating Lucy's Place at its existing location at 500 I Street, Sacramento, California, 95814 and have negotiated a new property lease for the space. Due to these factors, the Company believes it will be released from its current property lease obligations.

Lucy's intends to pursue another restaurant business interest. The Company is currently exploring new opportunities in accordance with the non-compete covenant they entered into with the buyer of their previous restaurant. The Company may choose to buy an existing, operational restaurant or obtain space to open a new restaurant outside the agreed upon non-compete area (a three-mile radius from 500 I Street, Sacramento, California, 95814).

GOVERNMENTAL  REGULATION

Restaurants are subject to many laws and ordinances including state and local health regulations and state and federal labor regulations. We intend to comply with all laws and regulations governing the food service industry. We do not anticipate that complying with these regulations will have a significant impact on our business.

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

The Company had $35,157 in sales from continuing operations for the three-month period ended June 30, 2004 compared to $42,096 in sales from continuing operations during the three-month period ended June 30, 2003.

The cost of sales for the second quarter of 2004 was $9,785 compared to $13,316 during the same period in 2003. During the second quarter of 2004, operating expenses totaled $26,654 compared to operating expenses of $31,755 during the same period in 2003. Other expenses included interest expenses during the second quarter 2004 of $1,339 compared to $559 during the same period in 2003. Total costs and operating expenses were $48,686 for the second quarter 2004 compared to expenses of $50,363 for the second quarter of 2003.

As a result of the foregoing factors, we realized a net loss of $14,869 for the three-month period ended June 30, 2004 compared to net loss of $8,826 for the same period in 2003.

The Company had $73,311in sales from continuing operations for the six-month period ended June 30, 2004 compared to $82,042 in sales from continuing operations during the six-month period ended June 30, 2003.

The cost of sales for the first half of 2004 was $21,160 compared to $26,756 during the same period in 2003. During the first half of 2004, operating expenses totaled $54,391 compared to operating expenses of $50,502 during the same period in 2003. Other expenses included interest expenses during the first half of 2004 of $2,550 compared to $1,559 during the same period in 2003. Total costs and operating expenses were $111,882 for the first half of 2004 compared to expenses of $99,738 for the first half of 2003.

As a result of the foregoing factors, we realized a net loss of $41,122 for the six-month period ended June 30, 2004 compared to net loss of $19,255 for the same period in 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004 our total assets were $22,307. Current assets consisted of $4,711 in cash, $4,985 in inventory and $800 in prepaid expenses. Property and equipment after accumulated depreciation was $7,037. Other assets included a security deposit of $11,811.

Total current liabilities at June 30, 2004 were $139,412 consisting of $6,502 in current accounts payable, $32,858 in accrued liabilities, $21,242 in accrued liabilities due to our Chief Executive Officer, Manijeh Shahvaran, $20,000 in current notes payable to non-related parties plus an additional $58,110 in notes payable to Natalie Shahvaran, a shareholder of the Company and $700 in notes payable to Manijeh Shavaran. At June 30, 2004 we did not have any liabilities classified as long-term.

At December 31, 2003, our total assets were $21,005. Current assets were $7,752 consisting of $2,687 in cash and $5,065 in inventory. Other assets consisted of property and equipment of $885 after depreciation, a non-compete agreement carried at $557 net of accumulated depreciation, and the security deposit of $11,811.

Total current liabilities at December 31, 2003 were $96,988 consisting of $12,629 in current accounts payable, $21,696 in accrued liabilities, $17,203 in accrued liabilities due to our Chief Executive Officer, Manijeh Shahvaran, $20,000 in current notes payable to non-related parties plus an additional $24,760 in notes payable to Natalie Shahvaran, a shareholder of the Company and $700 in notes payable to Manijeh Shavaran. At December 31, 2003 we did not have any liabilities classified as long-term.

We may require additional capital to cover our corporate costs. Since inception, we have relied on advances and loans from executive officers and shareholders to supplement revenues. With the sale of our restaurant operation we no longer have a source of operational income. We expect to receive sufficient loans and/or advances from our executive officers and/or shareholders to cover any costs associated with our search for a new business opportunity. There are no agreements or understandings that additional funding will be forthcoming. If we do not secure sufficient loans and/or advances to cover corporate costs, we may sell common stock or explore other debt financing strategies.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant. We have negative working capital and a capital deficiency at June 30, 2004. These conditions raise substantial doubt about our ability to continue as a going concern.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On June 30, 2004, the sale of our restaurant operations was agreed to by written consent of a majority of the shareholders. The shares in support of the sale totaled 4,345,000 or 79.4% of the Company's issued and outstanding shares of common stock.

ITEM  5.  OTHER  INFORMATION

CHANGE IN DIRECTORS - Effective August 13, 2004 Manijeh Shahvaran resigned as Chief Executive Officer and Zagros Shahvaran became the sole Officer and Director of Lucy's Cafe, Inc.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by Lucy's Cafe during the quarter ended June 30, 2004.


Exhibits:

EXHIBIT  TITLE                                                                 LOCATION
NUMBER
31.1     Certification of Chief Executive Officer and Chief Financial Officer  Attached
         pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Chief Executive Officer and Chief Financial officer  Attached pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LUCY'S  CAFE,  INC.



Date: August 17,  2004             By: /s/ Zagros  Shahvara
                                   ------------------------------
                                   Zagros  Shahvaran
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer