Form 10QSB
period 2004-09-30
LUCYS CAFE INC
filed 2004-11-22
CIK 1160142

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  September  30,  2004

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

                  251 JEANELL DRIVE #3, CARSON CITY, NV, 89073
                    (Address of principal executive offices)

                                 (760) 944-9203
                           (Issuer's telephone number)

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of September 30, 2004 was 5,470,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                  FORM 10-QSB
                                LUCY'S CAFE, INC.

                                      INDEX

                                                                             Page
PART I..  Financial Information
          Item 1.  Unaudited Financial Statements                               3

          Condensed Balance Sheets - September 30, 2004 and December 31,
          2003 (Unaudited)                                                      3

          Condensed Statements of Operations for the Three and Nine Months
          Ended September 30, 2004 and 2003 (Unaudited)                         4

          Condensed Statements of Cash Flows for the Nine Months Ended
          September 30, 2004 and 2003 (Unaudited)                               5

          Notes to Condensed Unaudited Financial Statements                   6-8

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operations                                       9

          Item 3.  Controls and Procedures                                     11

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                            11

          Signatures                                                           12


(Inapplicable  items  have  been  omitted)

PART  I-  FINANCIAL  INFORMATION
ITEM  1.  Consolidated  Financial  Statements




                                    LUCY'S  CAFE  ,  INC.
                                  CONDENSED BALANCE SHEETS
                                         (UNAUDITED)


                                                             SEPTEMBER  30,    DECEMBER 31,
                                                                  2004             2003
-------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash                                                        $        69,530   $       2,687
Prepaid expenses                                                      1,600               -
Inventory                                                                 -           5,065
--------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 71,130           7,752
--------------------------------------------------------------------------------------------


Property and Equipment                                                    -           7,037
Less: Accumulated depreciation                                            -          (6,152)
--------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                -             885
--------------------------------------------------------------------------------------------


NON-COMPETE AGREEMENT, net of accumulated
  amortization of $10,000 and $9,443, respectively                        -             557
DEPOSIT                                                                   -          11,811
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $        71,130   $      21,005
============================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                            $        20,040   $      12,629
Accrued liabilities                                                  10,673          21,696
Accrued liabilities to a related party                               16,526          17,203
Note payable - current maturities                                    20,000          20,000
Notes payable to related parties                                     59,010          25,460
--------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           126,249          96,988
--------------------------------------------------------------------------------------------


STOCKHOLDERS' DEFICIENCY
Common stock - par value $0.001 per share; 50,000,000
shares authorized; 5,470,000 shares issued and outstanding            5,470           5,470
Additional paid - in capital                                        148,550         148,550
Accumulated deficit                                                (209,139)       (230,003)
--------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                      (55,119)        (75,983)
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $        71,130   $      21,005
============================================================================================

   The accompanying notes are an integral part of these financial statements.



                                   LUCY'S  CAFE  ,  INC.
                           CONDENSED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                       FOR  THE  THREE  MONTHS    FOR  THE  NINE  MONTHS
                                       ENDED  SEPTEMBER  30,      ENDED  SEPTEMBER  30,
                                      --------------------------------------------------
                                         2004         2003         2004         2003
----------------------------------------------------------------------------------------

REVENUE                               $        -   $   32,055   $   73,311   $  114,097
----------------------------------------------------------------------------------------

COSTS AND OPERATING EXPENSES
Cost of food and beverage sales                -       14,906       21,160       41,662
Restaurant operating expenses                  -       12,085       54,391       62,587
General and administrative expenses       15,077       15,345       51,408       37,825
----------------------------------------------------------------------------------------

TOTAL COSTS AND OPERATING EXPENSES        15,077       42,336      126,959      142,074


GAIN ON SALE OF OPERATING ASSETS          78,276            -       78,276            -
INTEREST EXPENSE                          (1,213)        (860)      (3,764)      (2,419)
----------------------------------------------------------------------------------------

NET INCOME (LOSS)                     $   61,985   $  (11,141)  $   20,864   $  (30,396)
========================================================================================

BASIC INCOME (LOSS) PER SHARE         $     0.02   $    (0.00)  $     0.00   $    (0.01)
========================================================================================

WEIGHTED-AVERAGE NUMBER OF SHARES
 USED IN PER SHARE CALCULATION         5,470,000    5,470,000    5,470,000    5,470,000
========================================================================================


   The accompanying notes are an integral part of these financial statements.



                               LUCY'S  CAFE,  INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


For the nine months ended September 30,                2004       2003
-------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $ 20,864   $(30,396)
Adjustments to reconcile net loss to net cash used
     in operating activities:
          Gain on sale of operating assets            (78,276)         -
          Exit costs paid                                (132)
          Depreciation                                    885      1,604
          Amortization                                    557      2,500
          Changes in operating assets and liabilities:
                Prepaid expenses. . . . . . . . . .    (1,600)         -
                Inventory                                  80        (38)
                Accounts payable                        7,411     (2,789)
                Accrued liabilities                     7,325      2,668
                Accrued liabilities
                  due to a related party                 (677)     1,599
-------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES:                (43,563)   (24,852)
-------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from lease deposit refund                      5,811
Proceeds from sale of operating assets                 71,045          -
-------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:             76,856          -
-------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable              33,550     19,750
-------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              33,550     19,750
-------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                        66,843     (5,102)
CASH AT BEGINNING OF PERIOD                             2,687      6,915
-------------------------------------------------------------------------

CASH AT END OF PERIOD                                $ 69,530   $  1,813
=========================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                               $  1,000   $  1,000
-------------------------------------------------------------------------

SUPPLEMENTAL  DISCLOSURE  OF  NON  CASH  INVESTING  AND  FINANCING  ACTIVITIES:
The Company sold its restaurant operations and thereby reduced inventory $4,895, reduced deposits of $11,811, and relieved liabilities of $18,348, received cash of $76,856, paid exit costs of $132 and recognized a gain on the sale of
--------------------------------------------------------------------------------
$78,276.
--------


   The accompanying notes are an integral part of these financial statements.

                                LUCY'S CAFE, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed financial statements include the accounts of Lucy's Cafe, Inc. ("Lucy's" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. In particular, the Company's organization, nature of operations and significant accounting principles were presented in Note 1 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed financial statements for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

BUSINESS CONDITION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant of which it has now disposed. It has negative working capital and a capital deficiency at September 30, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans to finance the administrative expenses through continuing loans from related parties. During, the nine months ended September 30, 2004 related parties have provided $33,550 to fund administration, although their continuing ability to fund administrative activities cannot be assured. During August 2004, the Company received $71,045, net of selling costs, from the sale of its restaurant operating asset. The Company now has no source of ongoing revenue. In order to reach profitable operations management will need to successfully find a business activity in which to engage, in which it can successfully market its product and manage effectively to obtain profitable operations. Management cannot assure the ultimate success of these plans.

NOTE  2  -  SALE  OF  RESTAURANT  OPERATIONS

On May 21, 2004, the Company's board of directors decided to sell its restaurant assets. In June 2004, the Company entered a Bill of Sale with an unrelated party under which Lucy's agreed to sell the inventory, fixtures, equipment, and Lucy's Cafe business name. As consideration, the Company transferred inventory, fixed assets, lease obligation and the manager of the restaurant entered into a covenant not to compete and the buyer agreed to pay $80,000. On July 1, 2004, the Company vacated the location and the buyer negotiated a lease, relieving Lucy's from the accrued lease obligation, and began operating the restaurant. Exit costs include $6,000 of lease deposit not recovered, and miscellaneous costs. On August 14, 2004 Lucy's received $80,000 from the sale and recognized a gain on the sale of operating assets of $78,267 as follows:

                                LUCY'S CAFE, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                          SEPTMBER 30, 2004 (CONTINUED)



Inventory                                           $  4,985
Property and equipment                                 7,037
Accumulated depreciation on property and equipment    (7,037)
Accrued lease obligation                             (18,348)
-------------------------------------------------------------
NET ASSETS (LIABILITIES) SOLD                        (13,363)
Exit costs                                            (6,132)
Proceeds, less selling costs of $8,955                71,045
-------------------------------------------------------------
GAIN ON SALE OF OPERATING ASSETS                    $ 78,276
=============================================================


Because Lucy's has no other operating activity, the operations of the restaurant are not separable and therefore the results of operations of Lucy's Place as a discontinued operation are not presented.

NOTE  3  -  NON-COMPETE  AGREEMENT

At the time the Company purchased Lucy's Place restaurant during 2001, $10,000 of the purchase price was allocated to a non-compete agreement with the former owner of Lucy's Place. The non-compete prohibits the former owner from engaging in a similar business within five miles for a period of three years. Accordingly, the non-compete agreement was amortized over three years, the life of the agreement. The carrying amount of the non-compete intangible and the related amortization expense were as follows:



For the nine Months Ended September 30,   2004     2003
---------------------------------------------------------
Gross carrying amount                    $10,000  $10,000
Accumulated amortization                  10,000    6,944
---------------------------------------------------------
NET CARRYING AMOUNT                      $     -  $ 3,056
=========================================================

PERIOD EXPENSE RECOGNIZED                $   556  $   834
=========================================================


NOTE  4  -  RELATED  PARTY  TRANSACTIONS

During operations, the Company compensated a majority shareholder for services provided in day-to-day management of the restaurant operations. Compensation expense has been charged to operations as incurred, with $6,000 charged to operations for the six months ended June 30, 2004 (the date operations ceased) and $9,000 for the nine months ended September 30, 2003. Accrued but unpaid compensation of $16,526 and $17,203 is included in the balance sheets at September 30, 2004 and December 31, 2003, respectively, under the caption accrued liabilities to a related party. The amount due is unsecured and no interest or repayment terms have been established.

During 2003 and 2004 the Company borrowed from shareholders to meet operating requirements. The resulting notes are due on demand, unsecured, and carry 8 to 12 percent annual interest rates. Principal balances of notes payable to related parties were $59,010 and $25,460 at September 30, 2004 and December 31, 2003, respectively.

                                LUCY'S CAFE, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (CONTINUED)

NOTE  5  -  LEASE  COMMITMENTS

The Company leased its operating facilities with an initial term of five years, beginning January 2001, plus a renewal option of an additional five years. As a result of the sale of the restaurant assets as described in Note 2 a new lease between the buyers and the Company's landlord has been contractually formed releasing the Company from future obligation pertaining to this operating lease resulting in a write down of the lease obligation and refund of a portion of the lease deposit. The termination of the lease obligation and the partial refund of the deposit were included in the gain on sale of operating assets during the third quarter.

Rent was charged to restaurant operating expense on a straight-line basis during each annual period where contractual increases effect rent payments. Rental expense for the nine months ended September 30, 2004 and 2003 was $32,279 and $53,492 respectively.


NOTE  6  -  SUBSEQUENT  EVENTS

During October 2004, the Company paid $20,000 plus $500 unpaid accrued interest in full satisfaction of a $20,000 note payable.

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

OUR  BUSINESS

ACQUISITION  OR  DISPOSITION  OF  ASSETS

In June 2004, the Company entered a Bill of Sale with Sil Kim and Yun Ae Kim, both unrelated parties, under which Lucy's agreed to sell the inventory, fixtures, equipment, and Lucy's Cafe business name. As consideration, the manager of the restaurant entered into a Covenant Not to Compete and the buyer agreed to pay $80,000, which was placed in escrow and was subsequently released to Lucy's on August 14, 2004. The sale of Lucy's restaurant assets is considered closed as of that date. The buyers intend to operate Lucy's cafe, a restaurant, at its existing location at 500 I Street, Sacramento, California, 95814.

SEARCH  CRITERIA

Lucy's intends to pursue another restaurant business interest. The Company is currently exploring new opportunities in accordance with the non-compete covenant they entered into with the buyer of their previous restaurant. The Company may choose to buy an existing, operational restaurant or obtain space to open a new restaurant outside the agreed upon non-compete area.

GOVERNMENTAL  REGULATION

Restaurants are subject to many laws and ordinances including state and local health regulations and state and federal labor regulations. We intend to comply with all laws and regulations governing the food service industry. We do not anticipate that complying with these regulations will have a significant impact on our business.

RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

The Company had $0 in sales during the three-month period ended September 30, 2004 compared to $32,055 in sales from continuing operations during the three-month period ended September 30, 2003.

Total costs and operating expenses for the third quarter of 2004 were $15,077 and consisted solely of general and administrative expenses. The Company had $42,336 in total costs and operating expenses during the same period in 2003. During the third quarter of 2003, the Company had $14,906 in costs of food and beverage sales, $12,085 in restaurant operating expenses and $15,345 in general and administrative expenses. Interest expenses during the three months ended September 30, 2004 was $1,213 compared to $860 during the same period in 2003. The Company received income of $78,276 from the sale of its restaurant operations in July, 2004.

As a result of the foregoing factors, we realized a net income of $61,985 for the three-month period ended September 30, 2004 compared to net loss of $11,141 for the same period in 2003.

The Company had $73,311 in sales from continuing operations for the nine-month period ended September 30, 2004 compared to $114,097 in sales from continuing operations during the nine-month period ended September 30, 2003.

Total costs and operating expenses for the first nine months of 2004 was $126,959 compared to $142,074 during the same period in 2003. During the first nine months of 2004, cost of sales totaled $21,160 compared to cost of sales of $41,662 during the same period in 2003. Restaurant operating expenses totaled
$54,391 during the nine month period ended September 30, 2004 compared to $62,587 during the same period in 2003. General and administrative expenses during the nine-month period ended September 30, 2004 totaled $51,408 compared to $37,825 during the same period in 2003. Other expenses included interest expenses during the first nine months of 2004 of $3,764 compared to $2,419 during the same period in 2003. The Company received income of $78,276 from the sale of its restaurant operations in during July, 2004.

As a result of the foregoing factors, we realized a net income of $20,864 for the nine-month period ended September 30, 2004 compared to net loss of $30,396 for the same period in 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2004, our total assets were $71,130. Current assets consisted of $69,530 in cash and $1,600 in prepaid expenses.

Total current liabilities at September 30, 2004 were $126,249 consisting of $20,040 in current accounts payable, $10,673 in accrued liabilities, $16,526 in accrued liabilities due to our former Chief Executive Officer, Manijeh Shahvaran, $20,000 in current notes payable to non-related parties plus an additional $59,010 in notes payable to Natalie Shahvaran, a shareholder of the Company. At September 30, 2004 we did not have any long-term liabilities.

At December 31, 2003, our total assets were $21,005. Current assets were $7,752 consisting of $2,687 in cash and $5,065 in inventory. Other assets consisted of property and equipment of $885 after depreciation, a non-compete agreement carried at $557 net of accumulated depreciation, and the prepaid security deposit of $11,811.

Total current liabilities at December 31, 2003 were $96,988 consisting of $12,629 in current accounts payable, $21,696 in accrued liabilities, $17,203 in accrued liabilities due to our Chief Executive Officer, Manijeh Shahvaran, $20,000 in current notes payable to non-related parties plus an additional $24,760 in notes payable to Natalie Shahvaran, a shareholder of the Company and $700 in notes payable to Manijeh Shahvaran. At December 31, 2003 we did not have any long-term liabilities.

We may require additional capital to cover our corporate costs. Since inception, we have relied on advances and loans from executive officers and shareholders to supplement revenues. With the sale of our restaurant operations we no longer have a source of operational income. We expect to receive sufficient loans and/or advances from our executive officers and/or shareholders to cover any costs associated with our search for a new business opportunity. There are no agreements or understandings that additional funding will be forthcoming. If we do not secure sufficient loans and/or advances to cover corporate costs, we may sell common stock or explore other debt financing strategies. These conditions raise substantial doubt about our ability to continue as a going concern.

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

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

REPORTS  ON  FORM  8-K:

DATE          FORM          DESCRIPTION

8/25/04       8-K           Changes  in  Control  of  Registrant




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

                                   LUCY'S  CAFE,  INC.



Date:  November  22,  2004         By: /s/ Zagros  Shahvaran
                                   ------------------------------
                                   Zagros  Shahvaran
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer