Form 10KSB
period 2004-12-31
LUCYS CAFE INC
filed 2005-04-15
CIK 1160142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

  [ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT
                                     OF 1934

                   For the Fiscal Year ended December 31, 2004

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

                     2050 RUSSETT WAY, CARSON CITY, NV 89703
                     (Address of principal executive offices)

                                  760-944-9215
                           (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment  to  this  Form  10-KSB.  [  x   ]

There is currently no public market for the registrant's common stock. Therefore, the aggregate market value of the stock is deemed to be $-0-. At December 31, 2004 there were 5,470,000 shares of common stock of the registrant outstanding, par value $0.001.

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $73,311.

Documents  Incorporated  by  Reference:  None.

Transitional  Small  Business  Disclosure  Format:  Yes  [   ]  No  [  X  ]



                                           FORM 10-KSB
                                        LUCY'S CAFE, INC.
                                              INDEX

                                                                                             Page

PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Submission of Matters to a Vote of Security Holders                          5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     5

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    5

          Item 7.  Financial Statements                                                         6

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

          Item 8A.  Controls and Procedures                                                     7

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                7

          Item 10.  Executive Compensation                                                      8

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              9

          Item 12.  Certain Relationships and Related Transactions                             10

          Item 13.  Exhibits and Reports on Form 8-K                                           10

          Item 14.  Principal Accountant Fees and Services                                     11

          Signatures                                                                           12

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

Although Lucy's intends to pursue another restaurant business interest, we will not restrict our search to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company is currently exploring new opportunities in accordance with the non-compete covenant they entered into with the buyer of their previous restaurant. The Company may choose to buy an existing, operational restaurant or obtain space to open a new restaurant outside the agreed upon non-compete area.

Lucy's intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

Our activities are subject to several significant risks which arise primarily as a result of the fact that Lucy's has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of our shareholders.

SOURCES  OF  OPPORTUNITIES

We anticipate that business opportunities may arise from various sources, including our officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

CRITERIA

We will not restrict our search to any particular business, industry or geographical location. Lucy's may acquire or enter into a business in any industry and in any stage of development. This may include a business or opportunity involving a "start up" or new company. In seeking a business venture, management's decision will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, management will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

METHODS  OF  PARTICIPATION  OF  ACQUISITION

Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

PROCEDURES

As part of the ongoing investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

Management will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

COMPETITION

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

EMPLOYEES

We  do  not  currently  have  any  employees.   We  rely upon the efforts of our
officers  and  directors  to  conduct  our  business.

ITEM  2.  DESCRIPTION  OF  PROPERTY

We do not currently own or lease any property. Following the sale of our business, we utilized office space in the residence of our officer, Zagros
Shavaran, at no cost. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

ITEM  3.  LEGAL  PROCEEDINGS

To the best of our knowledge no legal proceedings are threatened or pending against Lucy's or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against Lucy's or have any material interests in actions that are adverse to our interests.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

In June 2004, the Company received shareholder approval by written consent of a majority of shareholders authorizing the sale of the Company's restaurant business. The actions were approved by written consent of shareholders representing 63% of the votes entitled to be cast.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There  is  currently  no  public  market  for  our  common  stock.

As of December 31, 2004, there were approximately 38 shareholders of record holding 5,470,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS  OF  OPERATIONS  FOR  THE  YEARS  ENDED  DECEMBER  31,  2004  AND  2003

The Company had revenue of $73,311 from continuing operations for the year ended December 31, 2004 compared to $154,814 for the same period of 2003. The reduction in revenue was due to the Company selling its business operations in August of 2004 and decreased sales, in comparison to the prior year, during the months before the sale. Costs and operating expenses were $165,270 for the year ended December 31, 2004 compared to $204,674 for the year ended December 31, 2003. Costs and expenses consisted of cost of sales $21,160, restaurant operating expenses $54,392 and general and administrative expenses of $89,718 for the year ended December 31, 2004. The cost of sales and restaurant operating expenses were significantly lower in 2004 than 2003 due to decreased sales and to the sale of our business. However, our general and administrative costs were $89,718 for the year ended December 2004 compared to $27,924 for the year ended December 2003. The increase during 2004 is mainly attributed to compensation paid. Interest expense was $5,025 for the year ended 2004 compared to $3,633 for the year ended 2003. At December 31, 2004 we had a gain on sale of asset in the amount of $78,276.

As a result of the foregoing factors, we realized a net loss for the year ended December 31, 2004 of $18,708 compared to $53,493 for the year ended December 31, 2003.

RESULTS  OF  OPERATIONS  FOR  THE  YEARS  ENDED  DECEMBER  31,  2003  AND  2002

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

CAPITAL  RESOURCES  AND  LIQUIDITY

At December 31, 2004, we had total assets of $2,696 consisting of $1,096 in cash and $1,600 in other assets. Our liabilities consisted of $26,942 in accounts payable, $11,435 in accrued liabilities and $59,010 notes payable to related parties, for total liabilities of $97,387.

We anticipate that our operating expenses for the next twelve months will be approximately $5,000. We will require additional capital to continue operations and seek a new business opportunity. During the past two years, we have relied on advances and loans from executive officers and shareholders to supplement revenues. We expect to receive sufficient loans and/or advances from our executive officers and/or shareholders to continue operations for the next twelve months should additional funds be necessary, however, we currently owe approximately $59,010 to related parties for loans and advances and there are no agreements or understandings that additional funding will be forthcoming. If we do not secure sufficient loans and/or advances to fund our operations, we may sell common stock or explore other debt financing strategies.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant. We have negative working capital and a capital deficiency at December 31, 2004. They opined that these conditions raise substantial doubt about our ability to continue as a going concern.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on Page 14.

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

ITEM  8B.  OTHER  INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

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

On August 13, 2004 the Company's Chief Financial Officer, Zagros Shahvaran paid consideration of $200 to the Company's Chief Executive Officer, Manijeh Shahvaran for all 3,450,000 shares of her beneficially owned common stock in Lucy's Cafe. The 3,450,000 shares represent 63.1% of the issued and outstanding shares of the Company's common stock. Upon completion of the transaction, Manijeh Shahvaran resigned as Chief Executive Officer and Zagros Shahvaran became the sole Officer and Director of the Company.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.



Name                      Age     Position          Since
------------------------  ---  --------------  ----------------
Zagros Shahvaran . . . .   29  Director, CEO,  October 20, 2000
                               CFO, Secretary

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

On March 8, 2005, the Company sold 10,000,000 shares of its restricted common stock, par value $.001, for $10,000 to Ms. Samaya Ryon. The Company relied on an exemption from registration pursuant to Section 4.2 of the Securities Act and Regulation D, Rule 506 to effect the transaction. There were no commissions paid.

Subsequent to the date of this report, on March 8, 2005, the Company sold 10,000,000 shares of its restricted common stock, par value $.001, to Samaya
Ryon. The total purchase price was $10,000 along with the cancellation of 2,460,000 shares of common stock held in the name of Zagros Shahvaran. This transaction places Ms. Ryon in a position of control holding 77% of the Company's issued and outstanding stock. As a result of the change in control, on March 8, 2005, Mr. Zagros Shahvaran appointed Ms. Ryon to the board of directors and as sole officer of the Company. Mr. Shahvaran then resigned as a director and officer of the Company.

SAMAYA RYON. Since November 2003, Ms. Samaya Ryon is an independent consultant for business administration, liaison and coordination. From October 2001 through October 2003, Ms. Ryon was employed as a Licensed Sales Assistant with Canaccord Capital Corporation where she performed client relations for retail and corporate clients including trading and documentation, coordination of financings and liaison functions. From November 1998 to October 2001, Ms. Ryon was the office manager for Global Financial where she coordinated and administered accounting and banking for U.S. public companies.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

ITEM  10.  EXECUTIVE  COMPENSATION

We have no formal compensation agreements or employment contracts with our executive officers. In 2001, we agreed to pay Manijeh Shahvaran $12,000 a year for managing our restaurant operations. Due to cash flow restrictions, in 2002 we revised our informal agreement to compensate Manijeh Shahvaran up to $12,000 per year on an as-needed basis with payment to be made as the services are performed. In 2004 $12,603 of the accrued compensation was paid to Manijeh
Shahvaran. In addition, $32,397 was paid to Manijeh Shahvaran in compensation. Directors do not receive any fees for services on the Board of Directors, but are reimbursed for their expenses for each meeting they attend.

Executive  compensation  for  the  past  three  years  is  as  follows:



SUMMARY  COMPENSATION  TABLE


                                                                             Long Term Compensation
                                          Annual Compensation                 Awards            Payouts
                                      -------------------------------  -----------------------  -------
                                                                                    Securities
                                                              Other     Restricted  Underlying
Name and                      Year                           Annual       Stock     Options/    LTIP     All Other
Principal Position           Ended     Salary     Bonus)     Compen-)   Awards )    SARs (#)    Payouts  Compensa-
                                       ($)        ($)        sation($)    ($)                   ($)      tion ($)

Manijeh Shahvaran (1) . .    12/31/04     45,000       -0-        -0-         -0-          -0-     -0-       -0-
  Chief Executive Officer    12/31/03     12,000       -0-        -0-         -0-          -0-     -0-       -0-
  and Director. . . . . .    12/31/02      6,058       -0-        -0-         -0-          -0-     -0-       -0-


Zagros Shahvaran. . . . .    12/31/04        -0-       -0-         -0-        -0-          -0-     -0-       -0-
  Chief Executive Officer    12/31/03        -0-       -0-         -0-        -0-          -0-     -0-       -0-
  Chief Financial Officer    12/31/02        -0-       -0-         -0-        -0-          -0-     -0-       -0-
   and Director . . . . .

(1) Accrued but unpaid compensation from inception through December 31, 2001 of $12,604 and for the year ended December 31, 2003 of $4,599 is included in the balance sheets of the Financial Statements under the caption accrued liabilities to a related party. The amount due is unsecured and no interest or repayment terms have been established.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of December 31, 2004, the number and percentage of the 5,470,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.



NAME & ADDRESS                         TITLE OF CLASS   NUMBER OF    PERCENTAGE OF SHARES
                                                          SHARES      BENEFICIALLY OWNED
                                                       BENEFICIALLY
                                                          OWNED

Zagros Shahvaran (1). . . . . . . . .  Common             3,460,000                 63.25%
500  I Street
Monterey, CA  93940

Gary McAdam (2) . . . . . . . . . . .  Common               515,000                   9.4%
6041 S. Syracuse Way Suite 307
Englewood, CO  80111

Natalie Shahvaran . . . . . . . . . .  Common               385,000                   7.0%
2251 San Diego Ave.
Suite B-275
San Diego, CA  92110

USA Ventures. . . . . . . . . . . . .  Common               300,000                  5.48%
P. O. Box 3512
Englewood, CO  80155

Nina Kravchenko(3). . . . . . . . . .  Common               276,400                  5.05%
1359 Ahlrich Avenue
Encinitas, CA  92024


All directors and executive officers.  Common             3,460,000                 63.25
 as a group (1 person)


     (1)  Officer  and  director.
     (2) Gary McAdam owns a total of 515,000 shares. 100,000 shares are held by him directly. The balance of the shares are held by entities owned and controlled by Gary McAdam. Fortune Seekers, Inc. holds 150,000 shares, GJM Trading Partners Ltd holds 250,000 shares, Growth Ventures, Inc. Pension Plan and Trust holds 7,500 shares, and Growth Ventures, Inc. Profit Sharing Plan and Trust holds 7,500 shares
     (3) Nina Kravchenko holds 26,400 shares in her name and 250,000 shares in the name of Cyprus Living Trust of which she is beneficial owner

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

As of December 31, 2004, we owed GJM Trading Partners, Ltd., a shareholder of the Company, $25,000 for a loan made in May 2004. The note is payable on demand and carries an interest rate at 12% per annum.

As of December 31, 2004, companies controlled by one of our shareholders, Natalie Shahvaran, has loaned us $33,550 to help pay general and administrative expenses. The loans are payable on demand and carry interest rates ranging from 10% to 12 % per annum. Management believes the terms of these loans are more favorable to the company than those that would be available through an independent third party.

From January 1, 2001 through December 31, 2003 we have paid a shareholder, Natalie Shahvaran, for consulting services relating to acquiring our restaurant, filing a registration statement on Form SB-2, and performing other general and administrative services. We paid Natalie Shahvaran $6,058 during the year ended December 31, 2002 and $6,938 during the year ended December 31, 2001. No payments were made to Ms. Shahvaran during 2004.

For the year ended December 31, 2004 we paid $45,000 to Manijeh Shahvaran for ongoing services.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.



     a)   Exhibits


EXHIBIT NUMBER   TITLE                                                   LOCATION

3(i)             Articles of Incorporation*                              SB-2 filed May 15,
                                                                         2002

3(ii)            Bylaws*                                                 SB-2 filed May 15,
                                                                         2002

14               Code of Ethics**                                        Form 10-KSB filed
                                                                         April 4, 2004

31               Certification of the Principal Executive Officer and    Attached
                 Principal Financial Officer pursuant to Section 302 of
                 the Sarbanes-Oxley Act of 2002

32               Certification of the Principal Executive Officer and    Attached
                 Principal Financial Officer pursuant to U.S.C. Section
                 1350 as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002***





*  Incorporated  by  reference.  Filed  as  exhibit  to  SB-2  filed  May  15,  2002.

**Incorporated  by  reference.  Filed  as  exhibit  to  2003  10-KSB  filed  April 4, 2004.

***The  Exhibit  attached  to  this Form 10-KSB shall not be deemed "filed" for purposes of
Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to  liability  under  that section, nor shall it be deemed incorporated by reference in any filing  under  the  Securities  Act  of  1933,  as  amended, or the Exchange Act, except as expressly  set  forth  by  specific  reference  in  such  filing.


     b)   Reports  on  Form  8-K

On March 8, 2005, the Company filed a Form 8-K reporting Items 3.02, Unregistered Sales of Equity, 5.01, Changes in Control of Registrant, and 5.02 Change of Directors/Principal Officers.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fee
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Lucy's Cafe's annual financial statement and review of financial statements included in Lucy's Cafe's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $20,500 for fiscal year ended 2003 and $18,964 for fiscal year ended 2004.

Audit-Related  Fees
-------------------

There  were no fees for other audit related services for fiscal year ended 2004.

Tax  Fees
---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning $905 for fiscal year ended 2003 and $905 for fiscal year ended 2004.

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

                                   LUCY'S  CAFE,  INC.


Date:  April  14,  2004            By:  /s/  Samaya  Ryon
                                   ----------------------------------
                                   Samaya  Ryon
                                   Principal  Executive  Officer  and
                                   Principal  Financial  Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  April  14,  2004            By:  /s/  Samaya  Ryon
                                   ----------------------
                                   Samaya  Ryon
                                   Sole  Director

                                LUCY'S CAFE, INC.





            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                      AND
                              FINANCIAL STATEMENTS





                           DECEMBER 31, 2004 AND 2003



                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS



                                LUCY'S CAFE, INC.
                                TABLE OF CONTENTS



                                                                        PAGE
Report of Independent Registered Public Accounting Firm . . . . . . . .  F-2

Balance Sheets - December 31, 2004 and 2003 . . . . . . . . . . . . . .  F-3

Statements of Operations for the Years Ended December 31, 2004 and 2003  F-4

Statements of Stockholders' Deficiency for the Years Ended
  December 31, 2003 and 2004. . . . . . . . . . . . . . . . . . . . . .  F-5

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003  F-6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .  F-7

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
            www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To  the  Board  of  Directors  and  the  Stockholders
Lucy's  Cafe,  Inc.


We have audited the balance sheets of Lucy's Cafe, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lucy's Cafe, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has had negative cash flows from operating activities. At December 31, 2004, the Company had a working capital deficiency and a capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   HANSEN,  BARNETT  &  MAXWELL

Salt  Lake  City,  Utah
January  19,  2005


                                LUCY'S CAFE, INC.
                                 BALANCE SHEETS


December 31,                                                         2004        2003
-----------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash                                                               $   1,096   $   2,687
Inventory                                                                  -       5,065
Pre paid taxes                                                         1,600           -
-----------------------------------------------------------------  ----------  ----------
TOTAL CURRENT ASSETS                                                   2,696       7,752
-----------------------------------------------------------------  ----------  ----------


Property and Equipment                                                     -       7,037
Less: Accumulated depreciation                                             -      (6,152)
-----------------------------------------------------------------  ----------  ----------
NET PROPERTY AND EQUIPMENT                                                 -         885
-----------------------------------------------------------------  ----------  ----------


NON-COMPETE AGREEMENT, net of accumulated amortization of $0
  and $9,443, respectively                                                 -         557
DEPOSIT                                                                    -      11,811
-----------------------------------------------------------------  ----------  ----------
TOTAL ASSETS                                                       $   2,696   $  21,005
=================================================================  ==========  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                   $  26,942   $  12,629
Accrued liabilities                                                   11,435      21,696
Accrued liabilities to a related party                                     -      17,203
Note payable - current maturities                                          -      20,000
Notes payable to related parties                                      59,010      25,460
-----------------------------------------------------------------  ----------  ----------
TOTAL CURRENT LIABILITIES                                             97,387      96,988
-----------------------------------------------------------------  ----------  ----------


STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock - par value $0.001 per share; 50,000,000
shares authorized; 5,470,000 shares issued and outstanding             5,470       5,470
Additional paid - in capital                                         148,550     148,550
Accumulated deficit                                                 (248,711)   (230,003)
-----------------------------------------------------------------  ----------  ----------
TOTAL STOCKHOLDERS' DEFICIENCY                                       (94,691)    (75,983)
-----------------------------------------------------------------  ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $   2,696   $  21,005
=================================================================  ==========  ==========


   The accompanying notes are an integral part of these financial statements.


                               LUCY'S CAFE , INC.
                            STATEMENTS OF OPERATIONS

For the years ending December 31,             2004         2003
-----------------------------------------  -----------  -----------

REVENUE                                    $   73,311   $  154,814
-----------------------------------------  -----------  -----------

COSTS AND OPERATING EXPENSES
Cost of food and beverage sales                21,160       52,405
Restaurant operating expenses                  54,392      124,345
General and administrative expense             89,718       27,924
-----------------------------------------  -----------  -----------
TOTAL COSTS AND OPERATING EXPENSES            165,270      204,674
-----------------------------------------  -----------  -----------
NET LOSS FROM OPERATIONS                      (91,959)     (49,860)

INTEREST EXPENSE                               (5,025)      (3,633)
GAIN ON SALE OF ASSETS                         78,276            -
-----------------------------------------  -----------  -----------

NET LOSS                                   $  (18,708)  $  (53,493)
=========================================  ========================

LOSS PER COMMON SHARE                      $    (0.00)  $    (0.01)
=========================================  ========================

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN
  PER SHARE CALCULATION                     5,470,000    5,470,000
=========================================  ========================


   The accompanying notes are an integral part of these financial statements.


                                LUCY'S CAFE, INC.
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004



                                                ADDITIONAL                    TOTAL
                               COMMON STOCK      PAID-IN    ACCUMULATED    STOCKHOLDERS'
                             ------------------
                              SHARES    AMOUNT   CAPITAL    DEFICIT          DEFICIENCY
                             ---------  -------  ---------  ------------  ---------------

BALANCE - DECEMBER 31, 2002  5,470,000  $ 5,470  $148,550   $ (176,510)   $   (22,490)
===========================  =========  =======  =========  ============  ===============

Net loss                             -        -         -      (53,493)       (53,493)
---------------------------  ---------  -------  ---------  ------------  ---------------

BALANCE - DECEMBER 31, 2003  5,470,000  $ 5,470  $148,550   $ (230,003)   $   (75,983)
===========================  =========  =======  =========  ============  ===============

Net loss                             -        -         -      (18,708)       (18,708)
---------------------------  ---------  -------  ---------  ------------  ---------------

BALANCE - DECEMBER 31, 2004  5,470,000  $ 5,470  $148,550   $ (248,711)   $   (94,691)
===========================  =========  =======  =========  ============  ===============

   The accompanying notes are an integral part of these financial statements.



                               LUCY'S CAFE , INC.
                            STATEMENTS OF CASH FLOWS


For the years ended December 31,                      2004       2003
--------------------------------------------------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(18,708)  $(53,493)
Gain on Sale of Assets                               (78,276)         -
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation                                           885      2,138
  Amortization                                           557      3,333
  Exit costs paid                                       (132)         -
  Pre paid expenses                                   (1,600)         -
  Changes in operating assets and liabilities:
    Inventory                                             80       (151)
    Accounts Payable                                 (17,203)     8,778
    Accrued liabilities                                8,087      5,938
    Accrued liabilities to a related party            14,313      4,599
--------------------------------------------------  ---------  ---------
NET CASH USED IN OPERATING ACTIVITIES                (91,997)   (28,858)
--------------------------------------------------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from lease deposit refund                     5,811          -
Proceeds from sale of operating asset                 71,045          -
--------------------------------------------------  ---------  ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES             76,856          -
--------------------------------------------------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on related party notes payable   (20,000)          -
Proceeds from related party notes payable             33,550     24,630
--------------------------------------------------  ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES             13,550     24,630
--------------------------------------------------  ---------  ---------

NET DECREASE IN CASH                                  (1,591)    (4,228)

CASH AT BEGINNING OF PERIOD                            2,687      6,915
--------------------------------------------------  ---------  ---------

CASH AT END OF PERIOD                               $  1,096   $  2,687
==================================================  =========  =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                              $  1,000   $  1,500
==================================================  =========  =========


   The accompanying notes are an integral part of these financial statements.

LUCY'S  CAFE,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION AND NATURE OF OPERATIONS - Lucy's Cafe, Inc. (the "Company") was incorporated on October 30, 2000 in the State of Nevada. The Company's operations are located in Sacramento, California and consisting of a restaurant, which provided a limited food menu for breakfast and lunch to the patrons in the downtown area. The operating assets consisting of the Lucy's Place restaurant, were sold on July 7, 2004 as described more fully in Note 5.

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

BUSINESS CONDITION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant of which it has now disposed. It has negative working capital and a capital deficiency at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to finance the administrative costs through continuing loans from related parties. During, the year ended December 31, 2004 related parties have provided $33,550 to fund administration costs, although their continuing ability to fund administrative activities cannot be assured. During August 2004, the Company received $71,045, net of selling costs, from the sale of its restaurant operating assets. The Company now has no source of ongoing revenue. In order to reach profitable operations management will need to successfully find a business activity in which to engage, in which it can successfully market its product and manage effectively to obtain profitable operations. Management cannot assure the ultimate success of these plans.

REVENUE RECOGNITION - Revenues resulted from sales of food products at the time of the sale.

INCOME TAXES - Deferred income taxes are recorded based on operating loss carry forwards and rent accruals are measured using the enacted tax rates and laws that will be in effect when the operating loss carryforwards are expected to be realized.

PROPERTY, EQUIPMENT, AND DEPRECIATION - Property and equipment are recorded at cost. Maintenance, repairs, and minor replacements are charged to expense as incurred. When depreciable assets are retired, sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Depreciation of property and equipment is calculated by using the straight-line method. Depreciable estimated useful lives are three to five years. Depreciation expense was $885 and $2,138 for the years ended December 31, 2004 and 2003, respectively.

BASIC LOSS PER COMMON SHARE - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. There were no potentially issuable common shares outstanding.

LUCY'S  CAFE,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

NOTE  2  -  NON-COMPETE  AGREEMENT

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



For the years ended, December 31,   2004     2003
---------------------------------  -------  -------
Gross carrying amount              $10,000  $10,000
Accumulated amortization            10,000    9,443
---------------------------------  -------  -------
NET CARRYING AMOUNT                $     -  $   557
=================================  =======  =======
PERIOD EXPENSE RECOGNIZED          $   557  $ 3,333
=================================  =======  =======

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

During operations, the Company compensated a majority shareholder for services provided in day-to-day management of the restaurant operations. Compensation expense has been charged to operations as incurred, with $7,020 charged to operations for the six months ended June 30, 2004 (the date operations ceased) and $12,000 for the year ended December 31, 2003. Accrued but unpaid compensation of $0 and $17,203 is included in the balance sheets at December 31, 2004 and December 31, 2003, respectively, under the caption accrued liabilities to a related party. The amount due was paid during 2004.

During 2003 and 2004 the Company borrowed from shareholders to meet operating requirements. The resulting notes are due on demand, unsecured, and carry 8 to 12 percent annual interest rates. Principal balances of notes payable to related parties were $59,010 and $25,460 at December 31, 2004 and December 31, 2003, respectively. No repayment terms have been established.

NOTE  4  -  INCOME  TAXES

The Company has paid no federal or state income taxes since its incorporation. As of December 31, 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of $211,572 which, if unused, will expire between 2022 and 2023. The tax effect of the operating loss carry forwards and temporary differences at December 31, 2004, is as follows:



For the years ended, December 31,    2004       2003
---------------------------------  ---------  ---------

Operating loss carry forward       $ 83,850   $ 76,671
Accrued Rent                              -      4,460
Valuation allowance                 (83,850)   (81,131)
---------------------------------  ---------  ---------
TOTAL DEFERRED TAX ASSET           $      -   $      -
=================================  =========  =========

LUCY'S  CAFE,  INC
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes:


For the years ended December 31,       2004       2003
-----------------------------------  ---------  ---------

Tax at federal statutory rate (34%)  $ (6,361)  $(18,188)
State tax benefit                        (617)    (1,765)
Change in valuation allowance           6,978     19,953
-----------------------------------  ---------  ---------
PROVISION FOR INCOME TAXES           $      -   $      -
===================================  =========  =========

NOTE  5  -  SALE  OF  BUSINESS  ASSETS

On May 21, 2004, the Company's board of directors decided to sell its restaurant operating assets. In June 2004, the Company entered a Bill of Sale agreement with an unrelated party under which Lucy's agreed to sell the inventory, fixtures, equipment, and Lucy's Cafe business name. As consideration, the Company transferred inventory, fixed assets, a lease obligation, the manager of the restaurant entered into a covenant not to compete and the buyer agreed to pay $80,000. On July 1, 2004, the Company vacated the location and the buyer negotiated a lease, relieving Lucy's from the accrued lease obligation, and began operating the restaurant. Exit costs include $6,000 of lease deposit not recovered, and miscellaneous costs. On August 14, 2004 Lucy's received $80,000 from the sale and recognized a gain on the sale of operating assets of $78,276 net of settlement expense. The following table shows the calculated gain on the sale:



Inventory                                           $  4,985
Property and equipment                                 7,037
Accumulated depreciation on property and equipment    (7,037)
Accrued lease obligation                             (18,348)
--------------------------------------------------  ---------
NET LIABILITIES SOLD                                  13,363
Exit costs                                            (6,132)
Proceeds, less selling costs of $8,955                71,045
--------------------------------------------------  ---------
GAIN ON SALE OF OPERATING ASSETS                      78,276
==================================================  =========

Because Lucy's has no other operating activity, the operations of the restaurant are not separable and therefore the results of operations of Lucy's Place as a discontinued operation are not presented.

NOTE  6  -  LEASE  COMMITMENTS

The Company leased its operating facilities with an initial term of five years, beginning January 2001, plus a renewal option of an additional five years. As a result of the sale of the restaurant assets as described in Note 5, a new lease between the buyers and the Company's landlord has been contractually formed releasing the Company from future obligation pertaining to this operating lease and resulting in a write down of the lease obligation and refund of a portion of the lease deposit. The termination of the lease obligation and the partial refund of the deposit were included in the gain on sale of operating assets during the third quarter.

LUCY'S  CAFE,  INC
NOTES  TO  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

Rent was charged to restaurant operating expense on a straight-line basis during each annual period where contractual increases effected rent payments. Rental expense for the year ended December 31, 2004 and 2003 was $26,279 and $71,239 respectively.

NOTE  7  -  SUBSEQUENT  EVENTS  (UNAUDITED)

On March 8, 2005, the Company sold 10,000,000 shares of its common stock to an unrelated party for $10,000 cash proceeds, or $0.001 per share. Additionally, the company canceled 2,460,000 shares of common stock held by the former president. This transaction places the purchaser in a position of control holding 77 percent of the Company's issued and outstanding stock, and results in a change in control of the Company.

As a result of the change in control, on March 8, 2005, the purchaser became sole director and sole officer of the Company.