Form 10QSB
period 2005-03-31
LUCYS CAFE INC
filed 2005-05-16
CIK 1160142

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number: 333-88278

LUCY’S CAFE, INC.

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

(Issuer’s telephone number)

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of March 31, 2005 was 13,010,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

FORM 10-QSB

LUCY’S CAFE, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Condensed Balance Sheets – March 31, 2005 and December 31, 2004 (Unaudited)

Condensed Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (Unaudited)

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (Unaudited)

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Item 3.  Controls and Procedures

		3 3 4 5 6 7 10
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	11 11
	Signatures	12

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

LUCY’S CAFÉ, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2005	2004

ASSETS
Current Assets
Cash	$ 953	$ 1,096
Prepaid franchise tax	1,600	1,600
Total Current Assets	2,553	2,696
Total Assets	$ 2,553	$ 2,696

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$ 30,545	$ 26,942
Accrued liabilities	12,958	11,435
Notes payable to related parties	60,010	59,010
Total Current Liabilities	103,513	97,387

Stockholders' Deficiency
Common Stock – par value $0.001 per share; 50,000,000 shares authorized
13,010,000 and 5,470,000, shares issued and outstanding, respectively	13,010	5,470
Additional paid - in capital	151,010	148,550
Accumulated deficit	(264,980)	(248,711)
Total Stockholders' Deficiency	(100,960)	(94,691)
Total Liabilities and Stockholders' Deficiency	$ 2,553	$ 2,696

The accompanying notes are an integral part of these condensed financial statements

LUCY’S CAFÉ, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended March 31,	2005	2004

Revenue	$ -	$ 38,154

Costs and Operating Expenses
Cost of food and beverage sales	-	11,375
Restaurant operating expenses	-	27,737
General and administrative expenses	14,746	24,084
Total Costs and Operating Expenses	14,746	63,196
Interest Expense	(1,523)	(1,211)
Net Loss	$ (16,269)	$ (26,253)

Basic Loss Per Share	$ (0.00)	$ (0.00)
Weighted-Average Number of Shares
Used in Per Share Calculation	7,396,889	5,470,000

The accompanying notes are an integral part of these condensed financial statements

LUCY’S CAFÉ, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended March 31,	2005	2004

Cash Flows From Operating Activities:
Net loss	$ (16,269)	$ (26,253)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	-	534
Amortization	-	557
Changes in operating assets and liabilities:
Inventory	-	280
Accounts payable	-	9,433
Accrued liabilities	1,523	6,146
Accrued liabilities due to a related party	3,603	3,000
Net Cash Used in Operating Activities:	(11,143)	(6,303)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	10,000	-
Proceeds from related party notes payable	1,000	6,800
Net Cash Provided by Financing Activities	11,000	6,800

Net Increase (Decrease) in Cash	(143)	497

Cash at Beginning of Period	1,096	2,687

Cash at End of Period	$ 953	$ 3,184

The accompanying notes are an integral part of these condensed financial statements

LUCY’S CAFE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying unaudited financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2004 Annual Report on Form 10-KSB.  In particular, the Company’s organization, nature of operations and significant accounting principles were presented in Note 1 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying unaudited condensed financial statements for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant of which it has now disposed. It has negative working capital and a capital deficiency at March 31, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans to finance the administrative expenses through continuing loans from related parties. During, the three months ended March 31, 2005 related parties have provided $1,000 to fund administration, although their continuing ability to fund administrative activities cannot be assured. The Company presently has no source of ongoing revenue. In order to reach profitable operations management will need to successfully find a business activity in which to engage, in which it can successfully find and market its product and manage effectively to obtain profitable operations. Management cannot assure the ultimate success of these plans.

NOTE 2 – RELATED PARTY TRANSACTIONS

During 2004 and 2005 the Company borrowed from shareholders to meet operating requirements. The resulting notes are due on demand, unsecured, and carry 8 to 12 percent annual interest rates. Principal balances of notes payable to related parties were $60,010 and $59,010 at March 31, 2005 and December 31, 2004, respectively.

NOTE 3 – COMMON STOCK

On March 8, 2005, the Company sold 10,000,000 shares of its common stock to an unrelated party for $10,000 cash proceeds, or $0.001 per share.  Additionally, as an incentive to the purchaser, the company canceled 2,460,000 shares of common stock held by the former president.  The cancellation was for no consideration and there were no unstated rights or privileges in connection with the cancellation.  This transaction places the purchaser in a position of control holding 77 percent of the Company’s issued and outstanding stock, and results in a change in control of the Company.

As a result of the change in control, on March 8, 2005, the purchaser became sole director and sole officer of the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Our Business

Lucy’s Cafe, Inc. was incorporated in the State of Nevada on October 30, 2000 to acquire and operate Lucy’s Place, a restaurant located in downtown Sacramento, California.  On March 13, 2001 we acquired Lucy’s Place for $103,079 in cash.  In June 2004, the Company entered a Bill of Sale with Sil Kim and Yun Ae Kim, both unrelated parties, under which Lucy’s agreed to sell the inventory, fixtures, equipment, and Lucy’s Cafe business name. As consideration, the manager of the restaurant entered into a Covenant Not to Compete and the buyer agreed to pay $80,000, which was placed in escrow and was subsequently released to Lucy’s on August 14, 2004. The sale of Lucy’s restaurant assets is considered closed as of that date. The buyers intend to operate Lucy’s cafe, a restaurant, at its existing location at 500 I Street, Sacramento, California, 95814.

On March 8, 2005, the Company sold 10,000,000 shares of its restricted common stock, par value $0.001, to Samaya Ryon.  The total proceeds were $10,000 along with the cancellation of 2,460,000 shares of common stock held in the name of Zagros Shahvaran.  This transaction placed Ms. Ryon in a position of control holding 77% of the Company’s issued and outstanding stock.  As a result of the change in control, on March 8, 2005, Mr. Zagros Shahvaran appointed Ms. Ryon to the board of directors and as sole officer of the Company.  Mr. Shahvaran then resigned as a director and officer of the Company.

The Company is currently exploring new opportunities in accordance with the non-compete covenant they entered into with the buyer of their previous restaurant. The Company may choose to buy an existing, operational restaurant or obtain space to open a new restaurant outside the agreed upon non-compete area.

Lucy’s will not restrict its search for a business opportunity to the restaurant business but intends to seek, investigate, and if warranted, acquire an interest in any viable business opportunity.  We are not restricting our search to any particular industry or geographical area.  We may therefore engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officers and directors to conduct our business.  We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Description of Property

We do not currently own or lease any property.  Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

Results of Operations for the Three Month Period Ended March 31, 2004 and 2004

The Company had $0 in sales during the three-month period ended March 31, 2005 compared to $38,154  in sales from continuing operations during the three-month period ended March 31, 2004.  The decrease in revenue was due to selling our restaurant business.

Total costs and operating expenses for the first quarter of 2005 were $14,746 and consisted solely of general and administrative expenses. The Company had $63,196 in total costs and operating expenses during the same period in 2004. Costs and operating expenses were significantly reduced in 2005 because of the sale of our restaurant business.  Interest expenses during the three months ended March 31, 2005 was $1,532 compared to $1,211 during the same period in 2004.

As a result of the foregoing factors, we realized a net loss of $16,269 for the three-month period ended March 31, 2005 compared to net loss of $26,253 for the same period in 2004.

Liquidity and Capital Resources

At March 31, 2005, our total assets were $2,553 consisting of $953 in cash and $1,600 in prepaid franchise tax.

Total current liabilities at March 31, 2005 were $103,512 consisting of $30,545 in current accounts payable, $12,958 in accrued liabilities, and $60,010 in notes payable to Natalie Shahvaran, a shareholder of the Company.

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

PART II – OTHER INFORMATION

ITEM 2.  Changes in Securities

On March 8, 2005, the Company sold 10,000,000 shares of its common stock to an unrelated party for $10,000 cash.  As an incentive to the purchaser, the company canceled 2,460,000 shares of common stock held by the former president.  The shares were issued without registration in a private transaction pursuant to the exemption provided Section 4(2) of the Securities Act of 1933.  The transaction did not involve any public offering and no commissions were paid on the transaction.

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:

On March 8, 2005, the Company filed a Form 8-K reporting Items 3.02, Unregistered Sales of Equity, 5.01, Changes in Control of Registrant, and 5.02 Change of Directors/Principal Officers.

Exhibit Number	Title	Location
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer and Chief Financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCY’S CAFE, INC.

Date: May 16, 2005

By: /s/ Samaya Ryon

Samaya Ryon

Chief Executive Officer and

Chief Financial Officer