Form 10QSB
period 2005-06-30
LUCYS CAFE INC
filed 2005-08-15
CIK 1160142

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of August 15, 2005 was 13,010,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

FORM 10-QSB

LUCY’S CAFE, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Condensed Balance Sheets – June 30, 2005 and December 31, 2004 (Unaudited)

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)

Notes to Condensed Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Item 3.  Controls and Procedures

		3 3 4 5 6 7 11
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	11 11
	Signatures	12

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

LUCY’S CAFÉ, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2005	2004

ASSETS
Current Assets
Cash	$ 549	$ 1,096
Prepaid franchise tax	1,600	1,600
Total Current Assets	2,149	2,696
Total Assets	$ 2,149	$ 2,696

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$ 31,722	$ 26,942
Accrued liabilities	14,974	11,435
Notes payable to related parties	60,010	59,010
Total Current Liabilities	106,706	97,387

Stockholders' Deficiency
Common stock – par value $0.001 per share; 50,000,000 shares authorized;
13,010,000 and 5,470,000, shares issued and outstanding, respectively	13,010	5,470
Additional paid - in capital	151,010	148,550
Accumulated deficit	(268,577)	(248,711)
Total Stockholders' Deficiency	(104,557)	(94,691)
Total Liabilities and Stockholders' Deficiency	$ 2,149	$ 2,696

The accompanying notes are an integral part of these condensed financial statements

LUCY’S CAFÉ, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Revenue	$ -	$ 35,157	$ -	$ 73,311

Costs and Operating Expenses
Cost of food and beverage sales	-	9,785	-	21,160
Restaurant operating expenses	-	26,654	-	54,391
General and administrative expenses	1,581	12,247	16,327	36,331
Total Costs and Operating Expenses	1,581	48,686	16,327	111,882
Interest Expense	(2,016)	(1,339)	(3,539)	(2,550)
Net Loss	$ (3,597)	$ (14,868)	$ (19,866)	$ (41,121)
Basic Loss Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Weighted-Average Number of Shares
Used in Per Share Calculation	13,010,000	5,470,000	10,192,857	5,470,000

The accompanying notes are an integral part of these condensed financial statements

LUCY’S CAFÉ, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months
	Ended June 30,
	2005	2004

Cash Flows From Operating Activities:
Net loss	$ (19,866)	$ (41,121)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	-	885
Amortization	-	557
Changes in operating assets and liabilities:
Prepaid expenses	-	(800)
Inventory	-	80
Accounts payable	4,780	(6,127)
Accrued liabilities	3,539	11,162
Accrued liabilities due to a related party	-	4,039
Net Cash Used in Operating Activities:	(11,547)	(31,325)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	10,000	-
Proceeds from related party notes payable	1,000	33,350
Net Cash Provided by Financing Activities	11,000	33,350

Net Increase (Decrease) in Cash	(547)	2,025

Cash at Beginning of Period	1,096	2,687

Cash at End of Period	$ 549	$ 4,712

The accompanying notes are an integral part of these condensed financial statements

LUCY’S CAFE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying unaudited financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2004 Annual Report on Form 10-KSB.  In particular, the Company’s organization, nature of operations and significant accounting principles were presented in Note 1 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying unaudited condensed financial statements for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant of which it has now disposed. It has negative working capital and a capital deficiency at June 30, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans to finance the administrative expenses through continuing loans from related parties. During, the six months ended June 30, 2005 related parties have provided $1,000 to fund administration, although their continuing ability to fund administrative activities cannot be assured. The Company presently has no source of ongoing revenue. In order to reach profitable operations management will need to successfully find a business activity in which to engage, in which it can successfully find and market its product and manage effectively to obtain profitable operations. Management cannot assure the ultimate success of these plans.

NOTE 2 – RELATED PARTY TRANSACTIONS

During 2004 and 2005 the Company borrowed from shareholders to meet operating requirements. The resulting notes are due on demand, unsecured, and carry 8 to 12 percent annual interest rates. Principal balances of notes payable to related parties were $60,010 and $59,010 at June 30, 2005 and December 31, 2004, respectively.

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

Description of Property.

We do not currently own any property.  We utilize office space in the residence of our officer and director at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Results of Operations for the Three Month Period Ended June 30, 2005 and 2004

The Company had $0 in sales during the three-month period ended June 30, 2005 compared to $35,157  in sales from continuing operations during the three-month period ended June 30, 2004.  The decrease in revenue was due to selling our restaurant business.

Total costs and operating expenses for the second quarter of 2005 were $1,581 and consisted solely of general and administrative expenses. The Company had $48,686 in total costs and operating expenses during the same period in 2004. Costs and operating expenses were significantly reduced in 2005 because of the sale of our restaurant business.  Interest expenses during the three months ended June 30, 2005 was $2,016 compared to $1,339 during the same period in 2004.

As a result of the foregoing factors, we realized a net loss of $3,597 for the three-month period ended June 30, 2005 compared to net loss of $14,868 for the same period in 2004.

Results of Operations for the Six Month Period Ended June 30, 2005 and 2004

The Company had $0 in sales during the six-month period ended June 30, 2005 compared to $73,311  in sales from continuing operations during the six-month period ended June 30, 2004.  The decrease in revenue was due to selling our restaurant business.

Total costs and operating expenses for the first six months of 2005 were $16,327 and consisted solely of general and administrative expenses. The Company had $111,882 in total costs and operating expenses during the same period in 2004. Costs and operating expenses were significantly reduced in 2005 because of the sale of our restaurant business.  Interest expenses during the six months ended June 30, 2005 was $3,539 compared to $2,550 during the same period in 2004.

As a result of the foregoing factors, we realized a net loss of $19,866 for the six-month period ended June 30, 2005 compared to net loss of $41,121 for the same period in 2004.

Liquidity and Capital Resources

At June 30, 2005, our total assets were $2,149 consisting of $549 in cash and $1,600 in prepaid franchise taxes.

Total current liabilities at June 30, 2005 were $106,706 consisting of $31,722 in current accounts payable, $14,974 in accrued liabilities, and $60,010 in notes payable to Natalie Shahvaran, a shareholder of the Company.

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

August 15, 2005

/s/ Samaya Ryon

Samaya Ryon

Chief Executive Officer and

Chief Financial Officer