Form 10QSB
period 2005-09-30
LUCYS CAFE INC
filed 2005-11-10
CIK 1160142

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                                                           incorporation or organization)

#804-1949 Comox Street, Vancouver, B.C., V6G 1R7, Canada

 (Address of principal executive offices)

604-669-4149

(Issuer’s telephone number)

2050 Russett Way, Carson City, NV 89703

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of September 30, 2005 was 13,010,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

FORM 10-QSB

LUCY’S CAFE, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Condensed Balance Sheets – September 30, 2005 and December 31, 2004 (Unaudited)

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

Notes to Condensed Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Item 3.  Controls and Procedures

		3 3 4 5 6 8 11
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	12 12
	Signatures	12

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

LUCY’S CAFE INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2005	2004

ASSETS

Current Assets
Cash	$ -	$ 1,096
Prepaid expenses	1,600	1,600
Total Current Assets	1,600	2,696
Total Assets	$ 1,600	$ 2,696

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Checks issued in excess of cash in bank	$ 636	$ -
Accounts payable	35,884	26,942
Accrued liabilities	16,275	11,435
Notes payable to related parties	60,010	59,010
Total Current Liabilities	112,805	97,387

Stockholders' Deficiency
Common stock – par value $0.001 per share; 50,000,000
shares authorized; 13,010,000 and 5,470,000 shares
issued and outstanding, respectively	13,010	5,470
Additional paid-in capital	151,010	148,550
Accumulated deficit	(275,225)	(248,711)
Total Stockholders' Deficiency	(111,205)	(94,691)
Total Liabilities and Stockholders' Deficiency	$ 1,600	$ 2,696

The accompanying notes are an integral part of these financial statements.

LUCY’S CAFE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Revenue	$ -	$ -	$ -	$ 73,311

Costs and Operating Expenses
Cost of food and beverage sales	-	-	-	21,160
Restaurant operating expenses	-	-	-	54,391
General and administrative expenses	4,820	15,077	21,147	51,408
Total Costs and Operating Expenses	4,820	15,077	21,147	126,959

Gain on sale of operating assets	-	78,276	-	78,276
Interest expense	(1,827)	(1,213)	(5,367)	(3,764)

Net Income (Loss)	$ (6,647)	$ 61,985	$ (26,514)	$ 20,864

Basic Income (Loss) Per Share	$ (0.00)	$ 0.02	$ (0.00)	$ 0.00

Weighted-Average Number of Shares
Used in Per Share Calculation	13,010,000	5,470,000	11,159,524	5,470,000

The accompanying notes are an integral part of these financial statements.

LUCY’S CAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the nine months ended September 30,	2005	2004

Cash Flows From Operating Activities:
Net income (loss)	$ (26,514)	$ 20,864
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Gain on sale of operating assets	-	(78,276)
Exit costs paid	-	(132)
Depreciation	-	885
Amortization	-	557
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,600)
Inventory	-	80
Checks issued in excess of cash in bank	636	-
Accounts payable	8,942	7,411
Accrued liabilities	4,840	7,325
Accrued liabilities due to a related party	-	(677)
Net Cash Used in Operating Activities:	(12,096)	(43,563)

Cash Flows from Investing Activities
Proceeds from lease deposit refund	-	5,811
Proceeds from sale of operating assets	-	71,045
Net Cash Provided by Financing Activities:	-	76,856

Cash Flows from Financing Activities
Proceeds from sale of common stock	10,000	-
Proceeds from related party notes payable	1,000	33,550
Net Cash Provided by Financing Activities	11,000	33,550

Net Increase (Decrease) in Cash	(1,096)	66,843
Cash at Beginning of Period	1,096	2,687

Cash at End of Period	$ -	$ 69,530

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ 1,000
Supplemental Disclosure of Non Cash Investing and Financing Activities:
In 2004, the Company sold its restaurant operations and thereby reduced inventory $4,895, reduced deposits of $11,811, and relieved liabilities of $18,348, received cash of $76,856, paid exit costs of $132 and recognized a gain on the sale of $78,276.
The accompanying notes are an integral part of these financial statements.

LUCY’S CAFE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Lucy’s Cafe, Inc. (“Lucy’s” or the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2004 Annual Report on Form 10-KSB.  In particular, the Company’s organization, nature of operations and significant accounting principles were presented in Note 1 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying unaudited condensed financial statements for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant of which it has now disposed. It has negative working capital and a capital deficiency at September 30, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans to finance the administrative expenses through continuing loans from related parties. During, the nine months ended September 30, 2005 related parties have provided $1,000 to fund administration, although their continuing ability to fund administrative activities cannot be assured. The Company presently has no source of ongoing revenue. In order to reach profitable operations management will need to successfully find a business activity in which to engage, in which it can successfully find and market its product and manage effectively to obtain profitable operations. Management cannot assure the ultimate success of these plans.

NOTE 2 – SALE OF RESTAURANT OPERATIONS

On May 21, 2004, the Company’s board of directors decided to sell its restaurant assets.  In June 2004, the Company entered a Bill of Sale with an unrelated party under which Lucy’s agreed to sell the inventory, fixtures, equipment, and Lucy’s Cafe business name. As consideration, the Company transferred inventory, fixed assets, lease obligation and the manager of the restaurant entered into a covenant not to compete and the buyer agreed to pay $80,000.  On July 1, 2004, the Company vacated the location and the buyer negotiated a lease, relieving Lucy’s from the accrued lease obligation, and began operating the restaurant. Exit costs include $6,000 of lease deposit not recovered, and miscellaneous costs. On August 14, 2004 Lucy’s received $80,000 from the sale and recognized a gain on the sale of operating assets of $78,267 as follows:

LUCY’S CAFE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (Continued)

Inventory	$ 4,985
Property and equipment	7,037
Accumulated depreciation on property and equipment	(7,037)
Accrued lease obligation	(18,348)
Net Assets (Liabilities) Sold	(13,363)
Exit costs	(6,132)
Proceeds, less selling costs of $8,955	71,045
Gain on Sale of Operating Assets	$ 78,276

Because Lucy’s has no other operating activity, the operations of the restaurant are not separable and therefore the results of operations of Lucy’s Place as a discontinued operation are not presented.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2004 and 2005 the Company borrowed from shareholders to meet operating requirements. The resulting notes are due on demand, unsecured, and carry 8 to 12 percent annual interest rates. Principal balances of notes payable to related parties were $60,010 and $59,010 at September 30, 2005 and December 31, 2004, respectively.

NOTE 4 – COMMON STOCK

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

Results of Operations for the Three Month Period Ended September 30, 2005 and 2004

The Company had $0 in sales during the three-month period ended September 30, 2005 and 2004.  The lack of revenue was due to our selling the restaurant business in June 2004.

Total costs and operating expenses for the third quarter of 2005 were $4,820 and consisted solely of general and administrative expenses. The Company had $15,078 in total costs and operating expenses during the same period in 2004.  Interest expenses during the three months ended September 30, 2005 was $1,827 compared to $1,213 during the same period in 2004.  During the three months ended September 30, 2004, we realized a gain on the sale of our operating assets in the amount of $78,276.

As a result of the foregoing factors, we realized a net loss of $6,647 for the three-month period ended September 30, 2005 compared to net income of $61,985 for the same period in 2004.

Results of Operations for the Nine Month Period Ended September 30, 2005 and 2004

The Company had $0 in sales during the nine-month period ended June 30, 2005 compared to $73,311  in sales from continuing operations during the nine-month period ended September 30, 2004.  The decrease in revenue was due to selling our restaurant business.

Total costs and operating expenses for the first six months of 2005 were $21,147 and consisted solely of general and administrative expenses. The Company had $126,969 in total costs and operating expenses during the same period in 2004. Costs and operating expenses were significantly reduced in 2005 because of the sale of our restaurant business.  Interest expenses during the nine months ended September 30, 2005 was $5,367 compared to $3,764 during the same period in 2004.  During the nine months ended September 30, 2004, we realized a gain on the sale of our operating assets in the amount of $78,276.

As a result of the foregoing factors, we realized a net loss of $26,514 for the nine-month period ended September 30, 2005 compared to net income of $20,864 for the same period in 2004.

Liquidity and Capital Resources

At September 30, 2005, our total assets were $1,600 in prepaid expenses.  Total current liabilities at September 30, 2005 were $112,805 consisting of $35,884 in current accounts payable, $16,275 in accrued liabilities, $636 in overdrafts and $60,010 in notes payable to Natalie Shahvaran, a shareholder of the Company.

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

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:

We filed a report on Form 8-K on September 16, 2005 reporting a change in our business address under Item 8.01.

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

November 9, 2005

/s/ Samaya Ryon

Samaya Ryon

Chief Executive Officer and

Chief Financial Officer