Form 10KSB
period 2005-12-31
LUCYS CAFE INC
filed 2006-04-17
CIK 1160142

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number:  333-88278

Lucy’s Cafe, Inc.

(Name of small business issuer in its charter)

Nevada	88-0476779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1780 Grenada St., Seaside, CA	93955
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 831-394-2670

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes ☒     No ☐

State issuer’s revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The Company’s voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board under the symbol LCYC.  There was not an active market and no significant trading volume for the issuer’s common stock during fiscal year 2005, therefore the aggregate market value of the voting common equities securities held by non-affiliates of the Registrant at December 31, 2005 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   AS of March 29, 2006, there were 13,010,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

PART I

Item 1.

Description of Business.

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the headings ”Item 1.  Description of Business,” and “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

On January 31, 2006, Ms. Samaya Ryon, the Company’s sole officer and director sold 10,000,000 shares of common stock of the Company to Michael Flores for $11,000.  As a result of the share sale, Mr. Flores became the controlling shareholder of the Company holding approximately 77% of the Company’s issued and outstanding stock.

As a result of the change in control, on January 31, 2006, Ms. Samaya Ryon appointed Mr. Michael Flores to the board of directors and as sole officer of the Company.  Ms. Ryon then resigned as a director and officer of the Company.

The Company is now considered a development stage company and our auditors  have expressed substantial doubt about our ability to continue as a going concern.

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

In analyzing prospective business opportunities, management will consider the following factors:

▪

available technical, financial and managerial resources;

▪

working capital and other financial requirements;

▪

the history of operations, if any;

▪

prospects for the future;

▪

the nature of present and expected competition;

▪

the quality and experience of management services which may be available and the depth of the management;

▪

the potential for further research, development or exploration;

▪

the potential for growth and expansion;

▪

the potential for profit;

▪

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business opportunities and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

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

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

▪

descriptions of product, service and company history; management resumes;

▪

financial information;

▪

available projections with related assumptions upon which they are based;

▪

an explanation of proprietary products and services;

▪

evidence of existing patents, trademarks or service marks or rights thereto;

▪

present and proposed forms of compensation to management;

▪

a description of transactions between the prospective entity and its affiliates;

▪

relevant analysis of risks and competitive conditions;

▪

a financial plan of operation and estimated capital requirements;

▪

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

The Company currently has no employees.  Executive officers will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person.  The need for employees will be addressed at such time operations prove successful.

Item 2.

Description of Property.

We do not currently own any property.  We utilize office space in the residence of our officer and director at no cost. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3.

Legal Proceedings.

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol LCYC.  There is currently no trading volume for our securities.  At March 28, 2006, the Company had 44 shareholders owning 13,010,000 shares of its issued and outstanding common stock, of which 11,057,200 were free trading.  The balance are restricted stock as that term is used in Rule 144.

	CLOSING BID		CLOSING ASK
2005	High	Low	High	Low

Oct. 10 through Dec. 30.06		.05	NONE	NONE
(First Available)

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Lucy’s has not paid any dividends since its inception, and it is not likely that any dividends on its common stock will be declared at any time in the foreseeable future.  Any dividends will be subject to the discretion of Lucy’s Board of Directors, and will depend upon, among other things, the operating and financial condition of Lucy’s, its capital requirements and general business conditions.  Our ability to pay dividends is also subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.  There can be no assurance that any dividends on Lucy’s common stock will be paid in the future.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Results of Operations for the Years Ended December 31, 2005 and 2004

The Company had revenue of $-0- from continuing operations for the year ended December 31, 2005 compared to $73,311 for the same period of 2004.  The reduction in revenue was due to the Company selling its business operations in August of 2004 and decreased sales, in comparison to the prior year, during the months before the sale.  Costs and operating expenses were $29,438 for the year ended December 31, 2005 compared to $165,270 for the year ended December 31, 2004.  Costs and expenses consisted of general and administrative expenses of $29,438 for the year ended December 31, 2005.  Costs and expenses consisted of cost of food and beverage sales of $21,160, restaurant operating expenses of $54,392 and general and administrative expense of $89,718 for the year ended December 31, 2004.  Interest expense was $6,344 for the year ended December 31, 2005 compared to $5,025 for the same period in 2004.  For the year ended December 31, 2004, we had a gain on sale of assets in the amount of $78,276.

As a result of the foregoing factors, we released a net loss for the year ended December 31, 200 of $35,782 compared to $18,708 for the year ended December 31, 2004.

Capital Resources and Liquidity

At December 31, 2005, we had total assets of $1,006 consisting of cash.  Our liabilities consisted of $40,689 in accounts payable, $17,780 in accrued liabilities and $63,010 notes payable to related parties, for total liabilities of $121,479.

We anticipate that our operating expenses for the next twelve months will be approximately $5,000.  We will require additional capital to continue operations and seek a new business opportunity.  During the past two years, we have relied on advances and loans from executive officers and shareholders to supplement revenues.  We expect to receive sufficient loans and/or advances from our executive officers and/or shareholders to continue operations for the next twelve months should additional funds be necessary, however, we currently owe approximately $63,010 to related parties for loans and advances and there are no agreements or understandings that additional funding will be forthcoming.  If we do not secure sufficient loans and/or advances to fund our operations, we may sell common stock or explore other debt financing strategies.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant. Further, in 2004, we divested our restaurant operations and became a blank check company seeking a suitable acquisition candidate.  We have negative working capital and a capital deficiency at December 31, 2005. Our auditors opined that these conditions raise substantial doubt about our ability to continue as a going concern.

Item 7.

Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2004, however, subsequent to the date of this report, the Company filed a Form 8-K on February 1, 2006 reporting a change in control

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of

the Exchange Act.

The following table sets forth the name, age, and position of each officer and director of the Company.  All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

NAME	AGE	POSITIONS HELD	SINCE

Michael R. Flores	42	President, Treasurer and Director	January 2006

The following is information on the business experience of each officer and director:

Michael R. Flores.  Since October 1990, Mr. Flores has been the owner-operator of Michael’s Cannery Row Deli in Monterey, California.  Mr. Flores oversees day to day operations and has experience in budgeting, purchasing, accounting and marketing.

Item 10. Executive Compensation.

The Company has no agreement or understanding, express or implied, with any director, officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company.  Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment, or any change in control of the Company, or a change in the officer’s responsibilities following a change in control of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Manijeh Shahvaran Chief Executive Officer and Director	12/31/04 12/31/03	45,000 12,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Zagros Shahvaran Chief Executive Officer Chief Financial Officer and Director	12/31/04 12/31/03	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Samaya Ryon Chief Executive Officer Chief Financial Officer and Director	12/31/05	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Flores Chief Executive Officer Chief Financial Officer and Director	12/31/05	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 29, 2006, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 13,010,000 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Directors, Executive Officers and 5% Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock

Michael R. Flores (1) 1780 Granada St. Seaside, CA 93955	10,001,000	76.87%

Zagros Shahvaran 500 I Street Sacramento, CA 95814	1,000,000	7.68%

Directors and Executive Officers as a Group: One Person	10,001,000	76.87%

(1)

Officer and director of the Company.

Item 12.  Certain Relationships and Related Transactions.

During 2004 and 2005, the Company borrowed from shareholders to meet operating requirements.  The resulting notes are due on demand, unsecured, and carry 8 to 12 percent annual interest rates.  Principal balances of notes payable to related parties were $63,010 and $59,010 at December 31, 2005 and December 31, 2004, respectively.  No repayment terms have been established.

Item 13.  Exhibits.

Exhibit	Title	Location

3(i)	Amended and Restated Articles of Incorporation*	*

3(ii)	Amended and Restated Bylaws*	*

14	Code of Ethics**	**

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

* Incorporated by reference. Filed as exhibit to SB-2 Registration Statement filed February 15, 2002

**Incorporated by reference. Filed as exhibit to Form 10-KSB filed April 4, 2004

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

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Lucy’s Café annual financial statement and review of financial statements included in Lucy’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $24,800 for fiscal year ended 2005 and $18,964 for fiscal year ended 2004.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2005 and 2004.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2005 and 2004.

All Other Fees

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCY’S CAFÉ, INC.

By: /s/ Michael Flores

Michael Flores

Chief Executive Officer and

Chief Financial Officer

Date: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Flores

Michael Flores

Sole Director

Date: April 17, 2006

LUCY’S CAFE, INC.

(A Development Stage Company)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets – December 31, 2005 and 2004	F-3

Statements of Operations for the Years Ended December 31, 2005 and 2004,
and for the period from October 30, 2000 (Date of Inception) though
December 31, 2005	F-4

Statements of Stockholders’ Deficiency for the period from
October 30, 2000 (Date of Inception) though December 31, 2005	F-5

Statements of Cash Flows for the Years Ended December 31, 2005 and 2004,
and for the period from October 30, 2000 (Date of Inception) though
December 31, 2005	F-6

Notes to Financial Statements	F-7

HANSEN, BARNETT & MAXWELL	Registered with the Public Company Accounting Oversight Board
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

Lucy’s Cafe, Inc.

We have audited the balance sheets of Lucy’s Cafe, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and through inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lucy’s Cafe, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has had negative cash flows from operating activities.  At December 31, 2005, the Company had a working capital deficiency and a capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hansen, Barnett & Maxwell

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

April 10, 2006

LUCY'S CAFE, INC.
(A Development Stage Company)
BALANCE SHEETS

December 31,	2005	2004

ASSETS

Current Assets
Cash	$ 1,006	$ 1,096
Other assets	-	1,600
Total Current Assets	1,006	2,696

Total Assets	$ 1,006	$ 2,696

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$ 40,689	$ 26,942
Accrued liabilities	17,780	11,435
Notes payable to related parties	63,010	59,010
Total Current Liabilities	121,479	97,387

Stockholders' Equity (Deficiency)
Common stock – par value $0.001 per share; 50,000,000
shares authorized; 13,010,000,
and 5,470,000 shares issued and outstanding	13,010	5,470
Additional paid-in capital	151,010	148,550
Deficit accumulated during the development stage	(284,493)	(248,711)
Total Stockholders' Deficiency	(120,473)	(94,691)
Total Liabilities and Stockholders' Deficiency	$ 1,006	$ 2,696

The accompanying notes are an integral part of these financial statements.

LUCY'S CAFE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			For the Period From October 30, 2000 (Date of Inception) Through

For the Years Ended December 31,	2005	2004	December 31, 2005

Revenue	$ -	$ 73,311	$ 610,469

Costs and Operating Expenses
Cost of food and beverage sales	-	21,160	215,903
Restaurant operating expenses	-	54,392	423,164
Impairment of goodwill	-	-	53,319
General and administrative expense	29,438	89,718	256,101
Total Costs and Operating Expenses	29,438	165,270	948,487
Net Loss from Operations	(29,438)	(91,959)	(338,018)

Interest expense	(6,344)	(5,025)	(24,751)
Gain on sale of assets	-	78,276	78,276

Net Loss	$ (35,782)	$ (18,708)	$ (284,493)

Loss Per Common Share	$ (0.00)	$ (0.00)

Weighted-Average Number of Shares Used in
Per Share Calculation	11,625,945	5,470,000

The accompanying notes are an integral part of these financial statements.

LUCY'S CAFE, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE CUMULATIVE PERIOD FROM OCTOBER 30, 2000
(DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

				Deficit Accumulated During the Development Stage	Total
			Additional		Stockholders'
	Common stock		Paid-in		Equity
	Shares	Amount	Capital		(Deficiency)
Balance - October 30, 2000	-	$ -	$ -	$ -	$ -
(Date of inception)
Shares issued for cash:
May 2001, $0.001 per share	4,020,000	4020	-	-	4,020
May 2001, $0.04 per share	1,250,000	1250	48,750	-	50,000
July 2001, $0.50 per share	200,000	200	99,800	-	100,000

Net loss	-	-	-	(230,003)	(230,003)

Balance - December 31, 2003	5,470,000	$ 5,470	$ 148,550	$ (230,003)	$ (75,983)

Net loss	-	-	-	(18,708)	(18,708)

Balance - December 31, 2004	5,470,000	$ 5,470	$ 148,550	$ (248,711)	$ (94,691)

Shares issued for cash:
March 2001, $0.001 per share	10,000,000	10,000	-	-	10,000
Cancelled shares
for no consideration	(2,460,000)	(2,460)	2,460	-	-
Net loss	-	-	-	(35,782)	(35,782)

Balance - December 31, 2005	13,010,000	$ 13,010	$ 151,010	$ (284,493)	$ (120,473)

The accompanying notes are an integral part of these financial statements.

LUCY'S CAFE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			For the Period From October 30, 2000 (Date of Inception) Through December 31, 2005

For the Years Ended December 31,	2005	2004

Cash Flows From Operating Activities:
Net loss	$ (35,782)	$ (18,708)	$ (284,491)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on Sale of Assets	-	(78,276)	(78,276)
Depreciation	-	885	7,037
Amortization	-	557	30,507
Exit costs paid	-	(132)	(132)
Impairment of goodwill			53,319
Prepaid expenses	1,600	(1,600)	-
Changes in operating assets and liabilities:
Inventory	-	80	15
Accounts Payable	13,747	(17,203)	17,926
Accrued liabilities	6,345	8,087	39,741
Accrued liabilities to a related party	-	14,313	35,150
Net Cash Used in Operating Activities	(14,090)	(91,197)	(179,204)

Cash Flows from Investing Activities:
Acquisition of Lucy's Place			(103,079)
Proceeds from lease deposit refund	-	5,811	5,811
Proceeds from sale of operating asset	-	71,045	71,045
Net Cash Provided by Investing Used in Activities	-	76,856	(26,223)

Cash Flows from Financing Activities
Proceeds from related party notes payable	4,000	33,550	88,010
Proceeds from issuance of notes payable	-	-	80,000
Principal payment on notes payable	-	-	(60,000)
Principal payments on related party notes payable	-	(20,000)	(61,000)
Principal payment on capital lease obligation	-	-	(4,595)
Proceeds from issuance of common stock	10,000	-	164,020
Net Cash Provided by Financing Activities	14,000	13,550	206,435

Net Change in Cash	(90)	(1,591)	1,006

Cash at Beginning of Period	1,096	2,687	-

Cash at End of Period	$ 1,006	$ 1,096	$ 1,006

Supplemental Cash Flow Information:
Cash paid for interest	$ 1,000	$ 1,000	$ 11,709

Supplemental Disclosure of Non Cash Investing and Financing Activities:
Cancellation of common stock	$ 2,460	$ -	$ 2,460

In 2004, the Company sold its restaurant operations and thereby reduced inventory $4,895, reduced deposits of $11,811, and relieved liabilities of $18,348, received cash of 76,856, paid exit costs of $132 and recognized a gain on the sale of $78,276.

The accompanying notes are an integral part of these financial statements.

LUCY’S CAFE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – Lucy’s Cafe, Inc. (the “Company”) was incorporated on October 30, 2000 in the State of Nevada. The Company’s operations were located in Sacramento, California and consisting of a restaurant, which provided a limited food menu for breakfast and lunch to the patrons in the downtown area.  The operating assets consisting of the Lucy’s Place restaurant were sold on July 7, 2004 as described more fully in Note 5.

Development Stage Company – The Company is considered to be in the development stage and its activities primarily consist of seeking business opportunities and raising capital.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant of which it has now disposed. It has negative working capital and a capital deficiency at December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to finance the administrative costs through continuing loans from related parties. During, the year ended December 31, 2005 related parties have provided $4,000 to fund administration costs, although their continuing ability to fund administrative activities cannot be assured. During August 2004, the Company received $71,045, net of selling costs, from the sale of its restaurant operating assets.  The Company now has no source of ongoing revenue. In order to reach profitable operations management will need to successfully find a business activity in which to engage, in which it can successfully market its product and manage effectively to obtain profitable operations. Management cannot assure the ultimate success of these plans.

Revenue Recognition – Revenues resulted from sales of food products at the time of the sale.

Income Taxes – Deferred income taxes are recorded based on operating loss carry forwards and rent accruals are measured using the enacted tax rates and laws that will be in effect when the operating loss carryforwards are expected to be realized.

Property, Equipment, and Depreciation – Property and equipment are recorded at cost.  Maintenance, repairs, and minor replacements are charged to expense as incurred. When depreciable assets are retired, sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Depreciation of property and equipment is calculated by using the straight-line method. Depreciable estimated useful lives are three to five years.  Depreciation expense was $0 and $885 for the years ended December 31, 2005 and 2004, respectively.

Basic Loss Per Common Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period.

LUCY’S CAFE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 2 – NON-COMPETE AGREEMENT

At the time the Company purchased Lucy’s Place restaurant during 2001, $10,000 of the purchase price was allocated to a non-compete agreement with the former owner of Lucy’s Place.  The non-compete prohibits the former owner from engaging in a similar business within five miles for a period of three years.  Accordingly, the non-compete agreement was amortized over three years, the life of the agreement. The carrying amount of the non-compete intangible and the related amortization expense were as follows:

For the years ended, December 31,	2005	2004
Gross carrying amount	$ -	$ 10,000
Accumulated amortization	-	10,000
Net Carrying Amount	$ -	$ -

Period Expense Recognized	$ -	$ 557

NOTE 3 – RELATED PARTY TRANSACTIONS

During operations, the Company compensated a majority shareholder for services provided in day-to-day management of the restaurant operations. Compensation expense has been charged to operations as incurred, with $7,020 charged to operations for the six months ended June 30, 2004 (the date operations ceased) and $12,000 for the year ended December 31, 2003.

During 2004 and 2005 the Company borrowed from shareholders to meet operating requirements. The resulting notes are due on demand, unsecured, and carry 8 to 12 percent annual interest rates. Principal balances of notes payable to related parties were $63,010 and $59,010 at December 31, 2005 and December 31, 2004, respectively.  No repayment terms have been established.

NOTE 4 – INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of December 31, 2005, the Company had net operating loss carry forwards for federal income tax reporting purposes of $260,580 which, if unused, will expire between 2022 and 2023. The tax effect of the operating loss carry forwards and temporary differences at December 31, 2005, is as follows:

As of, December 31,	2005	2004
Operating loss carry forward	$ 97,196	$ 83,850
Accrued Rent	-	-
Valuation allowance	(97,196)	(83,850)

Total Deferred Tax Asset	$ -	$ -

LUCY’S CAFE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes:

For the years ended December 31,	2005	2004
Tax at federal statutory rate (34%)	$ (12,166)	$ (6,361)
State tax benefit	(1,180)	(617)
Change in valuation allowance	13,346	6,978

Provision for Income Taxes	$ -	$ -

NOTE 5 – SALE OF BUSINESS ASSETS

On May 21, 2004, the Company’s board of directors decided to sell its restaurant operating assets.  In June 2004, the Company entered a Bill of Sale agreement with an unrelated party under which Lucy’s agreed to sell the inventory, fixtures, equipment, and Lucy’s Cafe business name. As consideration, the Company transferred inventory, fixed assets, a lease obligation, the manager of the restaurant entered into a covenant not to compete and the buyer agreed to pay $80,000.  On July 1, 2004, the Company vacated the location and the buyer negotiated a lease, relieving Lucy’s from the accrued lease obligation, and began operating the restaurant. Exit costs include $6,000 of lease deposit not recovered, and miscellaneous costs. On August 14, 2004 Lucy’s received $80,000 from the sale and recognized a gain on the sale of operating assets of $78,276 net of settlement expense.  The following table shows the calculated gain on the sale:

Inventory	$ 4,985
Property and equipment	7,037
Accumulated depreciation on property and equipment	(7,037)
Accrued lease obligation	(18,348)
Net Liabilities Sold	13,363
Exit costs	(6,132)
Proceeds, less selling costs of $8,955	71,045
Gain on Sale of Operating Assets	$ 78,276.00

Because Lucy’s has no other operating activity, the operations of the restaurant are not separable and therefore the results of operations of Lucy’s Place as a discontinued operation are not presented.

NOTE 6 – LEASE COMMITMENTS

The Company leased its operating facilities with an initial term of five years, beginning January 2001, plus a renewal option of an additional five years. As a result of the sale of the restaurant assets as described in Note 5, a new lease between the buyers and the Company’s landlord has been contractually formed releasing the Company from future obligation pertaining to this operating lease and resulting in a write down of the lease obligation and refund of a portion of the lease deposit. The termination of the lease obligation and the partial refund of the deposit were included in the gain on sale of operating assets during the third quarter of 2004.

LUCY’S CAFE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Rent was charged to restaurant operating expense on a straight-line basis during each annual period where contractual increases effected rent payments. Rental expense for the year ended December 31, 2005 and 2004 was $0 and $26,279 respectively.

NOTE 7 – COMMON STOCK

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

NOTE 8 – SUBSEQUENT EVENTS

On March 10, 2006, the Company entered into a debt contract for $16,400 at a rate of 12% per year.  The debt and interest is to be repaid on or within one year of the contract date.  In the possible event of a default not corrected within 10 days, the total of the debt and interest become payable on demand.