Form 10QSB
period 2006-03-31
LUCYS CAFE INC
filed 2006-05-15
CIK 1160142

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-88278

LUCY’S CAFÉ, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0476779
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1780 Grenada St., Seaside, CA  93955

 (Address of principal executive offices)

831-394-2670

(Issuer’s telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 12, 2006 there were 13,010,000 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

LUCY’S CAFE, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Condensed Balance Sheets – March 31, 2006 and December 31, 2005 (Unaudited)

Condensed Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Item 3.  Controls and Procedures

		3 3 4 5 6 7 10
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	10
	Signatures	11

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

LUCY’S CAFE INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2006	2005

ASSETS

Current Assets
Cash	$ 260	$ 1,006
Total Current Assets	260	1,006

Total Assets	$ 260	$ 1,006

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$ 31,192	$ 40,689
Accrued liabilities	19,782	17,780
Notes payable to related parties	79,410	63,010
Total Current Liabilities	130,384	121,479

Stockholders' Equity (Deficiency)
Common stock – par value $0.001 per share; 50,000,000
shares authorized; 13,010,000 shares issued and outstanding	13,010	13,010
Additional paid-in capital	151,010	151,010
Deficit accumulated during the development stage	(294,144)	(284,493)
Total Stockholders' Deficiency	(130,124)	(120,473)
Total Liabilities and Stockholders' Deficiency	$ 260	$ 1,006

The accompanying notes are an integral part of these financial statements.

LUCY’S CAFE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period From October 30, 2000 (Date of Inception) Through

	For the three months ended March 31,
	2006	2005	March 31, 2006

Revenue	$ -	$ -	$ 610,469

Costs and Operating Expenses
Cost of food and beverage sales	-	-	215,903
Restaurant operating expenses	-	-	423,164
Impairment of goodwill	-	-	53,319
General and administrative expense	7,649	14,746	263,750
Total Costs and Operating Expenses	7,649	14,746	956,136
Net Loss from Operations	(7,649)	(14,746)	(345,667)

Interest expense	(2,002)	(1,523)	(26,753)
Gain on sale of assets	-	-	78,276

Net Loss	$ (9,651)	$ (16,269)	$ (294,144)

Loss Per Common Share	$ (0.00)	$ (0.00)

Weighted-Average Number of Shares Used in
Per Share Calculation	13,010,000	7,396,889

The accompanying notes are an integral part of these financial statements.

LUCY’S CAFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period From October 30, 2000 (Date of Inception) Through March 31, 2006
	For the three months ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$ (9,651)	$ (16,269)	$ (294,144)
Gain on sale of assets	-	-	(78,276)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	-	-	7,037
Amortization	-	-	30,507
Exit costs paid	-	-	(132)
Impairment of goodwill	-	-	53,319
Changes in operating assets and liabilities:
Inventory	-	-	15
Accounts payable	(9,497)	-	8,429
Accrued liabilities	2,002	1,523	41,743
Accrued liabilities to a related party	-	3,603	35,150
Net Cash Used in Operating Activities	(17,146)	(11,143)	(196,352)

Cash Flows from Investing Activities:
Acquisition of Lucy's Place	-	-	(103,079)
Proceeds from lease deposit refund	-	-	5,811
Proceeds from sale of operating asset	-	-	71,045
Net Cash Used in Investing Activities	-	-	(26,223)

Cash Flows from Financing Activities
Proceeds from related party notes payable	16,400	1,000	104,410
Proceeds from issuance of notes payable	-	-	80,000
Principal payment on notes payable	-	-	(60,000)
Principal payments on related party notes payable	-	-	(61,000)
Principal payment on capital lease obligation	-	-	(4,595)
Proceeds from issuance of common stock	-	10,000	164,020
Net Cash Provided by Financing Activities	16,400	11,000	222,835

Net Change in Cash	(746)	(143)	260

Cash at Beginning of Period	1,006	1,096	-

Cash at End of Period	$ 260	$ 953	$ 260

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ 1,000	$ 11,709
Supplemental Disclosure of Non Cash Investing
and Financing Activities:
Cancellation of common stock	$ -	$ -	$ 2,460

The accompanying notes are an integral part of these financial statements.

LUCY’S CAFE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying unaudited financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2005 Annual Report on Form 10-KSB.  In particular, the Company’s organization, nature of operations and significant accounting principles were presented in Note 1 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying unaudited condensed financial statements for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant of which it has now disposed. It has negative working capital and a capital deficiency at March 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans to finance the administrative expenses through continuing loans from related parties. During, the three months ended March 31, 2006 related parties have provided $16,400 to fund administration, although their continuing ability to fund administrative activities cannot be assured. The Company presently has no source of ongoing revenue. In order to reach profitable operations management will need to successfully find a business activity in which to engage, in which it can successfully find and market its product and manage effectively to obtain profitable operations. Management cannot assure the ultimate success of these plans.

NOTE 2 – RELATED PARTY TRANSACTIONS

During 2005 and 2006 the Company borrowed from shareholders to meet operating requirements. The resulting notes are due on demand, unsecured, and carry 8 to 12 percent annual interest rates. Principal balances of notes payable to related parties were $79,410 and $63,010 at March 31, 2006 and December 31, 2005, respectively.

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

On January 31, 2006, the Company’s sole officer and director sold 10,000,000 shares of common stock of the Company to an unrelated party for $11,000. As a result of the share sale, the purchaser became the controlling shareholder of the Company holding approximately 77% of the Company’s issued and outstanding stock.

As a result of the change in control, on January 31, 2006, the purchaser was appointed to the board of directors and became sole officer of the Company.  The seller then resigned as a director and officer of the Company.

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

Results of Operations for the Three Month Periods Ended March 31, 2006 and  2005

The Company did not have any revenues for the three months ended March 31, 2006 and 2005.

Total costs and operating expenses for the three months ended March 31, 2006 were $7,649 and consisted solely of general and administrative expenses. The Company had $14,746 in total costs and operating expenses during the same period in 2005. Interest expenses during the three months ended March 31, 2006 was $2,002 compared to $1,523 during the same period in 2005.

As a result of the foregoing factors, the Company realized a net loss of $9,651 for the three-month period ended March 31, 2006 compared to net loss of $16,269 for the same period in 2005.

Liquidity and Capital Resources

At March 31, 2006, our total assets were $260 in cash.

Total current liabilities at March 31, 2006 were $130,384 consisting of $31,192 in accounts payable, $19,782 in accrued liabilities, and $79,410 in notes payable to Natalie Shahvaran, a shareholder of the Company.

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

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 31.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

2

 32.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCY’S CAFÉ, INC.

Date:    May 12, 2006

By:  /s/ Michael Flores

Michael Flores

Chief Executive Officer and

Chief Financial Officer