Form 10QSB
period 2006-06-30
LUCYS CAFE INC
filed 2006-08-14
CIK 1160142

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).  Yes ☒      No  ☐

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

As of August 10, 2006 there were 13,010,000 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

LUCY’S CAFE, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Condensed Balance Sheets – June 30, 2006 and December 31, 2005 (Unaudited)

Condensed Statements of Operations for the Three and Six Months Ended

June 30, 2006 and 2005 (Unaudited)

Condensed Statements of Cash Flows for the Six Months Ended

June 30, 2006 and 2005 (Unaudited)

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition

or Plan of Operations

Item 3.  Controls and Procedures

		3 3 4 5 6 7 10
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	10
	Signatures	11

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

LUCY’S CAFE, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets
Cash	$ 260	$ 1,006

Total Current Assets	260	1,006

Total Assets	$ 260	$ 1,006

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$ 24,429	$ 40,689
Accrued liabilities	22,520	17,780
Notes payable to related parties	94,166	63,010

Total Current Liabilities	141,115	121,479

Stockholders' Equity (Deficiency)
Common stock – par value $0.001 per share; 50,000,000
shares authorized;13,010,000 shares issued and outstanding	13,010	13,010
Additional paid-in capital	151,010	151,010
Deficit accumulated during the development stage	(304,875)	(284,493)
Total Stockholders' Deficiency	(140,855)	(120,473)
Total Liabilities and Stockholders' Deficiency	$ 260	$ 1,006

The accompanying notes are an integral part of these condensed financial statements.

LUCY’S CAFE, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the Period
					From October 30,
	For the three months		For the six months		2000 (Date of
	Ended June 30,		Ended June 30,		Inception) Through
	2006	2005	2006	2005	June 30, 2006

Revenue	$ -	$ -	$ -	$ -	$ 610,469

Costs and Operating Expenses
Cost of food and beverage sales	-	-	-	-	215,903
Restaurant operating expenses	-	-	-	-	423,164
Impairment of goodwill					53,319
General and administrative expense	7,993	1,581	15,642	16,327	271,743

Total Costs and Operating Expenses	7,993	1,581	15,642	16,327	964,129

Net Loss from Operations	(7,993)	(1,581)	(15,642)	(16,327)	(353,660)

Interest expense	(2,738)	(2,016)	(4,740)	(3,539)	(29,491)
Gain on sale of assets	-	-	-	-	78,276

Net Loss	$ (10,731)	$ (3,597)	$ (20,382)	$ (19,866)	$ (304,875)

Loss Per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted-Average Number
of Shares Used in
Per Share Calculation	13,010,000	13,010,000	13,010,000	10,192,857

The accompanying notes are an integral part of these condensed financial statements.

LUCY’S CAFE, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period From
			October 30, 2000
			(Date of Inception)
	For the six months ended June 30,		Through June 30,
	2006	2005	2006

Cash Flows From Operating Activities:
Net loss	$ (20,382)	$ (19,866)	$ (304,875)
Gain on sale of assets	-	-	(78,276)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	-	-	7,037
Amortization	-	-	30,507
Exit costs paid	-	-	(132)
Impairment of goodwill			53,319
Changes in operating assets and liabilities:
Inventory	-	-	15
Accounts payable	(16,260)	-	1,666
Accrued liabilities	4,740	4,780	44,481
Accrued liabilities due to a related party	-	3,539	35,150
Net Cash Used in Operating Activities:	(31,902)	(11,547)	(211,108)

Cash Flows from Investing Activities:
Acquisition of Lucy’s Place	-	-	(103,079)
Proceeds from lease deposit refund	-	-	5,811
Proceeds from sale of operating asset	-	-	71,045
Net Cash Used in Investing Activities	-	-	(26,223)

Cash Flows from Financing Activities
Proceeds from related party notes payable	31,156	1,000	119,166
Proceeds from issuance of notes payable	-	-	80,000
Principal payment on notes payable	-	-	(60,000)
Principal payments on related party notes payable	-	-	(61,000)
Principal payment on capital lease obligation	-	-	(4,595)
Proceeds from the issuance of common stock	-	10,000	164,020
Net Cash Provided by Financing Activities	31,156	11,000	237,591

Net Change in Cash	(746)	(547)	260

Cash at Beginning of Period	1,006	1,096	-

Cash at End of Period	$ 260	$ 549	$ 260

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ 1,000	$ 11,709

Supplemental Disclosure of Non Cash Investing
And Financing Activities:
Cancellation of common stock	$ -	$ -	$ 2,460

The accompanying notes are an integral part of these condensed financial statements.

LUCY’S CAFE, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying unaudited financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2005 Annual Report on Form 10-KSB.  In particular, the Company’s organization, nature of operations and significant accounting principles were presented in Note 1 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying unaudited condensed financial statements for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Business Condition – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant of which it has now disposed. It has negative working capital and a capital deficiency at June 30, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans to finance the administrative expenses through continuing loans from related parties. During, the six months ended June 30, 2006 related parties have provided $31,156 to fund administration, although their continuing ability to fund administrative activities cannot be assured. The Company presently has no source of ongoing revenue. In order to reach profitable operations management will need to successfully find a business activity in which to engage, in which it can successfully find and market its product and manage effectively to obtain profitable operations. Management cannot assure the ultimate success of these plans.

NOTE 2 – RELATED PARTY TRANSACTIONS

During 2005 and 2006 the Company borrowed from shareholders to meet operating requirements. The resulting notes are due on demand, unsecured, and carry 8 to 12 percent annual interest rates. Principal balances of notes payable to related parties were $94,166 and $63,010 at June 30, 2006 and December 31, 2005, respectively.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2006 and  2005

The Company did not have any revenues for the three or six months ended June 30, 2006 and 2005.

Total costs and operating expenses for the three months ended June 30, 2006 were $7,993 and consisted solely of general and administrative expenses. During this period, the Company had $2,738 in interest expense resulting in a net loss of $10,731.  The Company had $1,581 in total costs and operating expenses during the same period in 2005. Interest expenses during the three months ended June 30, 2005 was $3,597 resulting in a net loss of $3,597.

Total costs and operating expenses for the six months ended June 30, 2006 were $15,642 and consisted solely of general and administrative expenses.  During this period, the Company had $4,740 in interest expense resulting in a net loss of $20,382.  The Company had $16,327 in total costs and operating expenses during the same period in 2005. Interest expenses during the six months ended June 30, 2005 was $29,491 resulting in a total net loss of $19,866.

Liquidity and Capital Resources

At June 30, 2006, our total assets were $260 in cash.

Total current liabilities at June 30, 2006 were $141,115 consisting of $24,429 in accounts payable, $22,520 in accrued liabilities, and $94,166 in notes payable to Natalie Shahvaran, a shareholder of the Company.

We will require additional capital to cover our corporate costs.  Since inception, we have relied on advances and loans from executive officers and shareholders to supplement revenues.  With the sale of our restaurant operations we no longer have a source of operational income. We expect to receive sufficient loans and/or advances from our executive officers and/or shareholders to cover any costs associated with our search for a new business opportunity.  There are no agreements or understandings that additional funding will be forthcoming.  If we do not secure sufficient loans and/or advances to cover corporate costs, we may sell common stock or explore other debt financing strategies. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Date:    August 12, 2006

By: /s/ Michael Flores

Michael Flores

Chief Executive Officer and

Chief Financial Officer