Form 10QSB
period 2006-09-30
LUCYS CAFE INC
filed 2006-11-14
CIK 1160142

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response . . . . 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

⁪     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ⁪

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act). Yes  ☒ No ⁪

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ⁪ No ⁪

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 7, 2006 there were 13,010,000 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No ☒

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB
LUCY’S CAFE, INC.

INDEX
		Page
PART I.	Financial Information

Item 1.	Unaudited Financial Statements	3

	Condensed Balance Sheets - September 30, 2006 and December 31, 2005 (Unaudited)	3

	Condensed Statements of Operations for the Three and NIne Months Ended September 30, 2006 and 2005 (Unaudited)	4

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	7

Item 3.	Controls and Procedures	10

PART II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	10

	Signatures	11

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements

LUCY’S CAFE, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS

Current Assets
Cash	$260	$1,006
Total Current Assets	260	1,006

Total Assets	$260	$1,006

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$27,159	$40,689
Accrued liabilities	25,351	17,780
Notes payable to related parties	94,166	63,010

Total Current Liabilities	146,676	121,479

Stockholders' Equity (Deficiency)
Common stock - par value $0.001 per share; 50,000,000
shares authorized; 13,010,000 shares issued and outstanding	13,010	13,010
Additional paid-in capital	151,010	151,010
Deficit accumulated during the development stage	(310,436)	(284,493)

Total Stockholders' Deficiency	(146,416)	(120,473)
Totaly Liabilities and Stockholders' Deficiency	$260	$1,006

The accompanying notes are an integral part of these condensed financial statements.

LUCY’S CAFE, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Period From
					October 30, 2000
	For the three months		For the nine months		(Date of Inception)
	ended September 30,		ended September 30,		Through September 30,
	2006	2005	2006	2005	2006
Revenue	$-	$-	$-	$-	$610,469

Cost and Operating Expenses
Cost of food and beverage sales	-	-	-	-	215,903
Resaurant operating expenses	-	-	-	-	423,164
Impairment of goodwill	-	-	-	-	53,319
General and administrative expense	2,730	4,820	18,372	21,147	274,473

Total Cost and Operating Expenses	2,730	4,820	18,372	21,147	966,859

Net Loss from Operations	(2,730)	(4,820)	(18,372)	(21,147)	(356,390)

Interest expense	(2,831)	(1,827)	(7,571)	(5,367)	(32,322)
Gain on sale of assets	-	-	-	-	78,276

Net Loss	$(5,561)	$(6,647)	$(25,943)	$(26,514)	$(310,436)

Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Number of Shares Used in
Per Share Calculation	13,010,000	13,010,000	13,010,000	11,159,524

The accompanying notes are an integral part of these condensed financial statements.

LUCY’S CAFE, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period From
			October 30, 2000
			(Date of Inception)
	For the nine months ended September 30,		Through September 30,
	2006	2005	2006
Cash Flows From Operating Activities:
Net loss	$(25,943)	$(26,514)	$(310,436)
Gain on sale of assets	-	-	(78,276)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	-	-	7,037
Amortization	-	-	30,507
Exit costs paid	-	-	(132)
Impairment of goodwill	-	-	53,319
Changes in operating assets and liabilities:
Inventory	-	-	15
Checks issued in excess of cash in bank	-	636	-
Accounts payable	(13,530)	8,942	4,396
Accrued liabilities	7,571	4,840	47,312
Accrued liabilities to a related party	-	-	35,150
Net Cash Used in Operating Activities	(31,902)	(12,096)	(211,108)

Cash Flows from Investing Activities:
Acquisition of Lucy's Place	-	-	(103,079)
Proceeds from lease deposit refund	-	-	5,811
Proceeds from sale of operating asset	-	-	71,045
Net Cash Used in Investing Activities	-	-	(26,223)

Cash Flows from Financing Activites
Proceeds from related party notes payable	31,156	1,000	119,166
Proceeds from issuance of notes payable	-	-	80,000
Principal payments on notes payable	-	-	(60,000)
Pricipal payments on related party notes payable	-	-	(61,000)
Principal payment on capital lease obligation	-	-	(4,595)
Proceeds from issuance of common stock	-	10,000	164,020
Net Cash Provided by Financing Activities	31,156	11,000	237,591

Net Change in Cash	(746)	(1,096)	260
Cash at Beginning of Period	1,006	1,096	-
Cash at End of Period	$260	$-	$260
Supplemental Cash Flow Information:
Cash paid for interest	$-	$1,000	$11,709
Supplemental Disclosure of Non Cash Investing
and Financing Activities:
Cancelation of common stock	$-	$-	$2,460

The accompanying notes are an integral part of these condensed financial statements.

LUCY’S CAFE, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SPETMEBER 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2005 Annual Report on Form 10-KSB.  In particular, the Company’s organization, nature of operations and significant accounting principles were presented in Note 1 to the financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying unaudited condensed financial statements for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations and negative cash flows from operations since its acquisition of the restaurant of which it has now disposed. It has negative working capital and a capital deficiency at September 30, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans to finance the administrative expenses through continuing loans from related parties. During, the nine months ended September 30, 2006 related parties have provided $31,156 to fund administration, although their continuing ability to fund administrative activities cannot be assured. The Company presently has no source of ongoing revenue. In order to reach profitable operations management will need to successfully find a business activity in which to engage, in which it can successfully find and market its product and manage effectively to obtain profitable operations. Management cannot assure the ultimate success of these plans.

NOTE 2 - RELATED PARTY TRANSACTIONS

During 2006 and 2005 the Company borrowed from shareholders to meet operating requirements. The resulting notes are due on demand, unsecured, and carry 8 to 12 percent annual interest rates. Principal balances of notes payable to related parties were $94,166 and $63,010 at September 30, 2006 and December 31, 2005, respectively.

NOTE 3 - COMMON STOCK

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005

The Company did not have any revenues for the three or nine months ended September 30, 2006 and 2005.

Total costs and operating expenses for the three months ended September 30, 2006 were $2,730 and consisted solely of general and administrative expenses. During this period, the Company had $2,831 in interest expense resulting in a net loss of $5,561. The Company had $4,820 in total costs and operating expenses during the same period in 2005. Interest expenses during the three months ended September 30, 2005 was $1,827 resulting in a net loss of $6,647.

Total costs and operating expenses for the nine months ended September 30, 2006 were $18,372 and consisted solely of general and administrative expenses. During this period, the Company had $7,571 in interest expense resulting in a net loss of $25,943. The Company had $21,147 in total costs and operating expenses during the same period in 2005. Interest expenses during the nine months ended September 30, 2005 was $5,367 resulting in a total net loss of $26,514.

Liquidity and Capital Resources

At September 30, 2006, our total assets were $260 in cash.

Total current liabilities at September 30, 2006 were $146,676 consisting of $27,159 in accounts payable, $25,351 in accrued liabilities, and $94,166 in notes payable to Natalie Shahvaran, a shareholder of the Company.

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

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K
None

Exhibits
Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location
31.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCY’S CAFÉ, INC.

Date: November 14, 2006	By: /s/ Michael Flores

Michael Flores
Chief Executive Officer and
Chief Financial Officer