Form 10KSB
period 2006-12-31
LUCYS CAFE INC
filed 2007-04-17
CIK 1160142

U.S. SECURITIES
AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-KSB

______________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 333-88278

______________

LUCY’S CAFE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0476779
(State of Incorporation)	(IRS Employer Identification No.)

2685 Park Center Drive, Building A,
Simi Valley, California 93065

(Address of principal executive offices) (Zip Code)

(805) 433-8000

(Registrant’s telephone number, including area code)

______________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $20,108,871

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the average of the bid and ask prices reported by the OTC Bulletin Board on March 26, 2007, was approximately $45,434,739.

There were 45,525,614 shares outstanding of the registrant’s Common Stock as of March 31, 2007. Pursuant to the share exchange which resulted in InterMetro Communications, Inc. becoming the wholly owned subsidiary of the Registrant, 14,049,580 shares of common stock were not exchanged concurrently on the closing of the share exchange, but will be exchanged automatically and without further action on the part of the holder(s) thereof at the time the Registrant increases its authorized shares of common stock to up to 150,000,000 pursuant to the Schedule 14C Information Statement filed on March 6, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

THIS ANNUAL REPORT ON FORM 10-KSB AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY’S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY AND OUR BUSINESS. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

i

PART I

Item 1. Description of Business

General

We have built a national, private, proprietary voice-over Internet Protocol, or VoIP, network infrastructure offering an alternative to traditional long distance network providers. We use our network infrastructure to deliver voice calling services to traditional long distance carriers, broadband phone companies, VoIP service providers, wireless providers, other communications companies and end users. Our VoIP network utilizes proprietary software, configurations and processes, advanced Internet Protocol, or IP, switching equipment and fiber-optic lines to deliver carrier-quality VoIP services that can be substituted transparently for traditional long distance services. Based on the ability to compress data transported across VoIP infrastructures and lower capital cost per equivalent equipment capacity, we believe that VoIP technology is generally more cost efficient than the circuit-based technologies predominately used in existing long distance networks. In addition, traditional circuit based switches typically use proprietary embedded call control systems. In contrast, we believe VoIP technology, which uses software specifically developed to facilitate the sharing of data across different systems, makes it easier to integrate with enhanced IP communications services such as web-enabled phone call dialing, unified messaging and video conferencing services.

We focus on providing the national transport component of voice services over our private VoIP infrastructure. This entails connecting phone calls of carriers or end users, such as wireless subscribers, residential customers and broadband phone users, in one metropolitan market to carriers or end users in a second metropolitan market by carrying them over our VoIP infrastructure. We compress the phone calls on our network allowing us to carry up to approximately eight times the number of calls carried by a traditional long distance company over an equivalent amount of bandwidth. In addition, we believe our VoIP equipment costs significantly less than traditional long distance equipment based on the cost per equivalent voice port capacity and is less expensive to operate and maintain based on lower electricity needs, smaller space requirements and fewer engineers to operate. Our proprietary software and hardware configuration enables us to quickly, without modifying the existing network, add equipment that increases our geographic coverage and calling capacity.

During 2006, we enhanced our network’s functionality by implementing Signaling System 7, or SS-7, technology. SS-7 allows access to customers of the local telephone companies, as well as customers of wireless carriers. SS-7 is the established industry standard for reliable call completion, and it also provides interoperability between our VoIP infrastructure and traditional telephone company networks.

Historically, VoIP services have been hampered by poor sound quality and by lack of interoperability with traditional circuit-based phone devices. Our private, managed network design, as opposed to use of the unmanaged public Internet, gives us a high level of control of sound quality and we have designed internal software that provides access to our infrastructure from traditional phone devices. Our network services allow our customers to reduce costs while taking advantage of access to useful information about their voice traffic and can be easily accessed with both traditional phone devices and new IP-based devices, such as broadband IP phones, IP videophones and wireless IP phones.

Our VoIP infrastructure delivers significant benefits to our customers, including:

•

increasing the margins earned from existing retail voice services or reducing the costs of using voice services;

•

improving customer service through access to real-time information about network performance and billing;

•

reducing the administrative burden of managing end users for our carrier customers;

•

increasing the investment return on customer owned traditional circuit-based equipment; and

•

enabling the creation of value-added enhanced voice services.

Our goal is to displace the incumbent long distance carriers as the presumed choice for voice transport services. We also intend to become a significant provider of VoIP infrastructure services for traditional phone companies and wireless carriers, as well as new high growth entrants in the consumer voice services market such as broadband phone companies and cable operators. We also package our VoIP services into calling cards and prepaid services. We have developed plug-and-play technology designed to enable IP devices, such as broadband phones and videophones, to be plugged directly into end users’ broadband internet routers, allowing for instant use of our services without having to configure the device or install any software to interoperate with our network. We expect to begin selling services based on this technology within the next 12 months. We sell our services through our direct sales force and independent sales agents. Our calling cards and prepaid services are primarily sold by our retail distribution partners.

Along with our voice transport services, we have developed proprietary technologies that combine Internet based software with voice services, effectively allowing end users to control our VoIP infrastructure through web-based interfaces. One example is our proprietary conferencing application which can be used to start a conference call on our network instantly from any web-enabled computer or device. Our network has been specifically designed to give software developers and retail phone companies a platform to create new enhanced voice services like our conferencing application, which we expect will drive significant additional voice traffic to our network.

Company Background

Our company was originally incorporated as Lucy’s Cafe, Inc. in the State of Nevada on October 30, 2000 to acquire and operate Lucy’s Place, a restaurant located in downtown Sacramento, California. We completed a sale of our restaurant assets and ceased operations in the fall of 2004 and have been an inactive company until December 2006.

InterMetro Communications, Inc. (“InterMetro”) was originally incorporated in the State of California on July 22, 2003 to build a communications business based on VoIP technology. InterMetro was reincorporated in Delaware on May 10, 2006. On December 29, 2006, we acquired InterMetro through a business combination whereby the holders of InterMetro’s common stock (the “Private Company Common Stock”), preferred stock, notes and warrants entered into agreements with us to receive our common stock and warrants to purchase our common stock for all of the outstanding securities of InterMetro (the “Business Combination”). As a result of the Business Combination, InterMetro effectively became our wholly owned subsidiary and the InterMetro security holders became our controlling shareholders.

We plan to change our company name from Lucy’s Cafe, Inc. to InterMetro Communications, Inc. by filing Amended and Restated Articles of Incorporation upon the effectiveness of the Schedule 14C Information Statement filed by us on March 6, 2007.

Material Acquisitions, Private Placements of Securities and Agreements

Private Placement of Securities – January/February 2006. In January and February 2006, we raised capital through the issuances of $575,000 of Series A convertible notes and $1.0 million of Series B preferred stock, respectively.

Acquisition of Advanced Tel, Inc. In March 2006, we acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of stock and cash. ATI was acquired to increase our customer base, to add minutes to our network and to access new sales channels. The initial purchase price included 308,079 shares of our common stock, as adjusted for the Business Combination, a promissory note payable of $250,000 to be paid over the six-month period following the closing and a two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000. The amount of common stock consideration paid to the selling shareholder of ATI is subject (or the payment of additional cash in lieu thereof at our option) to an adjustment if our common stock does not reach a minimum price of $4.87 per share during the two years following the closing date. The value of this guarantee has been included in our determination of the purchase price of the ATI acquisition. ATI’s selling shareholder may earn an additional 308,079 shares of our common stock, as adjusted for the Business Combination, and additional cash amounts during the two-year period following the closing upon meeting certain performance targets tied to revenue and profitability.

Cantata Technology Agreement. In May 2006, we entered into a strategic agreement with Cantata Technology, Inc., or Cantata, formerly known as Excel Switching Corporation, a leading provider of VoIP equipment and support services. We plan to significantly expand our VoIP network using Cantata’s latest, state of the art VoIP equipment, which we believe will increase the functionality and efficiency of our VoIP infrastructure. The terms of the strategic agreement allow us to apply more of our existing current financial resources to the expansion of our sales and operations. Furthermore, we expect Cantata’s equipment to enable us to better integrate, with cost advantages, industry standard SS-7 functionality and reliability with the unique enhanced services capabilities of our VoIP infrastructure. Among other benefits, the agreement provides us preferential pricing and rights to test and deploy newly developed technologies.

Private Placement of Securities – December 2006. In December 2006, InterMetro entered into a placement agent agreement with Hunter World Markets, Inc. as placement agent, pursuant to which Hunter World Markets, Inc. raised $10,235,000 of capital for us through the private placement (the “Private Placement”) of shares of our common stock for $1.00 per share. We agreed to file registration statements to register these shares, certain shares of our common stock which were outstanding prior to the Business Combination (“Existing Shares”), and the shares underlying warrants issued to the placement agent and its affiliates for resale. The registration rights agreements included covenants for us to use our best efforts to have (i) the registration statement for the shares (the “Initial Registration Statement”) declared effective by the Securities and Exchange Commission within 120 days after the closing of the Business Combination and (ii) the registration statement for the Existing Shares and the shares underlying the warrants issued to the placement agent and its affiliates filed within six (6) months after the Initial Registration Statement is filed, and declared effective within 120 days thereafter. If we fail to achieve effectiveness within the prescribed periods, or maintain effectiveness, subject to certain exceptions, we will be liable to the holders for liquidated damages in the amount of 1% of the purchase price per month.

Our Service Offerings

We use our network backbone to deliver voice calling services to traditional long distance carriers, broadband phone companies, VoIP service providers, wireless providers, other communications companies and end users.

Carrier Services. Carrier services consist of origination and termination services. Such services are provided over our VoIP network constructed as a nationwide system of regional IP nodes known as points-of-presence, or PoPs, connected by a fiber-optic backbone and other bandwidth segments utilizing a secure packet technology called asynchronous transfer mode, or ATM. Our PoPs are typically located in major metropolitan cities and allow us to connect to a majority of the personal and business telephones within a metropolitan geographic region.

Because the network is based on IP technology, the network enables a significant amount of information to be passed to our customers. This allows us to differentiate our service from traditional wholesale voice providers by providing unique real-time information along with enhanced voice services. Important uses for this functionality include the ability to quickly identify misuse or fraud that is occurring with a customer’s user base or to react more quickly to marketing opportunities based on identifiable trends in traffic patterns.

We believe our services offer our carrier customers a competitive advantage by:

•

providing an alternative to the large traditional network service providers that have influenced price and service levels;

•

increasing margins transparently by reducing direct network costs while maintaining or improving the quality of service received by their end users;

•

providing access to our VoIP infrastructure without altering the physical connection process to a voice network and without any required investment in new equipment or software; and

•

providing new functionality to reduce the cost of customer care and improve fraud detection.

Retail Services. Our retail VoIP services are sold to consumers and distributed in the form of calling cards or through the distribution of personal identification numbers, or PINs. Our retail services integrate the installation of voice services with billing and customer care functionality and voice and data applications such as on-demand conferencing and find-me/follow-me service. We primarily distribute our services through retail distribution partners who keep a portion of the retail revenue. We have created an automated system for activating and recharging our retail products. We believe our automation significantly lowers costs for retail distribution partners. For example, our automated PIN generating system replaces the need for point of sale terminals which charge per sale transaction fees and require initial integration and software setup.

Our VoIP network is highly flexible and allows our retail distribution partners to design voice products that fit the needs of their underlying end users. Our VoIP network allows our retail distribution partners to take advantage of their brand name recognition and customer loyalty.

We believe our services offer end users and retail distribution partners attractive solutions by:

•

allowing for delivery of “ready-to-shelf” customized voice service products tailored specifically to our retail distribution partners’ end user demographics; and

•

providing access to our VoIP network allowing retail customers to use their existing telephones with no requirement to purchase new equipment or software and without the need for broadband access.

IP Devices. We expect to enter into arrangements with one or more distribution partners under which they would sell plug-and-play product devices which do not require additional software. These devices would be purchased from manufacturers and would be configured to work exclusively with our network. We have developed three IP devices — the Broadband MetroFone, the VideoLine MetroFone, and the DialLine MetroFone. We do not currently generate any revenue from these products.

•

Broadband MetroFone. The Broadband MetroFone looks and operates like a traditional phone but will use a customer’s broadband internet connection and our network to complete calls as compared to traditional phone calls which travel over low bandwidth copper line networks.

•

VideoLine MetroFone. The VideoLine MetroFone operates in the same manner as the Broadband MetroFone but has the additional capability of sending and receiving real-time television quality video between any of our videophones.

•

DialLine MetroFone. The DialLine MetroFone is an IP device, which connects between a retail customer’s phone and wall jack and automatically connects a retail customer with our network.

Web-Services. We are in the process of developing a web-service offering. Web-services allow voice to be embedded in applications so that end users can move seamlessly between voice and data communications streams.

Technology and Network Infrastructure

Our state-of-the-art proprietary VoIP network is comprised of three basic components: switching equipment, software and network facilities. Our VoIP switching equipment is manufactured by leading telecommunications industry equipment manufacturers, and enables us to manage voice and data traffic and the associated billing information. Our software applications, including both third party software and internally developed proprietary software, allow for web-based control of our VoIP switching platform and access to data gathered by our VoIP switches. We and our customers utilize this advanced functionality to monitor network performance, capacity utilization and traffic patterns, among other metrics, in real-time. Our IP-based core network facilities provide an efficient physical transport layer for voice and data traffic, and are supplemented by other carriers’ networks to provide extensive domestic and international coverage.

The geographic markets serviced by our VoIP infrastructure are connected by leased fiber lines and private IP circuits. In many geographic markets we have leased collocation facilities where we have installed our ATM/MPLS switching equipment which is used to interconnect these fiber lines and IP circuits. This equipment interconnects to the fiber lines running between markets in the network and our VoIP gateway equipment. The VoIP gateway equipment performs analog-to-digital conversion and compression of IP voice. The network is designed to be redundant and self-healing, so that isolated events do not disrupt overall service. Our proprietary software and hardware configuration enables us to quickly, without modifying the existing network, add equipment that increases our geographic coverage and calling capacity.

Our network switching system is configured to connect to carrier customers by connecting their switches with ours via traditional circuit-switched connections, or increasingly, through private and public IP connections. We also connect to local exchange carriers through traditional circuit-switched connections so that retail customers can gain access to our services through their existing telephones and telecommunications devices.

We believe that our competitive advantage includes the ability to incorporate software applications into our VoIP network. This allows us to provide enhanced functionality and customer service tools. Our VoIP switching system has an application programming interface to allow for the creation of software application tools to create the enhanced control and functionality features. Our engineering team has extensive experience in implementing value-added applications that allow for greater flexibility in creating services and greater control over network efficiencies and costs. We have developed technology to provide control of the network and access to network utilization data to us and to our customers. Customers can access their own customer service web interfaces that can be used for operations, such as rate modification, customer activation and deactivation, fraud/abuse detection and capacity utilization, among other services. Customers can also utilize the interfaces to control costs by managing traffic flow to their various network vendors, allowing them to least cost route in the same way as large telecommunications companies.

Service Developments

In the fall of 2005, we began to develop and implement technology to connect our network directly to local telephone companies and wireless networks in the major metropolitan markets that we serve through the addition of SS-7 capabilities to our VoIP infrastructure. SS-7 technology allows direct access to customers of local telephone companies. Prior to the SS-7 implementation, we primarily connected to competitive local exchange carriers, or CLECs, in each metropolitan market which in turn connected to the local telephone company in that market.

The combination of SS-7 technology and direct local telephone company interconnections allows us to offer additional services to our customers and we believe makes it easier for potential customers that use long distance companies to transition their voice traffic to our VoIP network. The SS-7 technology also allows us to offer an increased number of services and enhances our ability to develop new services. We began connecting to the local telephone company networks through the purchase of a significant amount of recurring fixed-cost network interconnection capacity in late 2005 in anticipation of future growth. In March 2006, we began utilizing the SS-7 connections to provide services. In the quarter ended December 31, 2006, approximately 50.2% of the minutes carried on our VoIP infrastructure utilized the SS-7 technology.

Sales, Marketing and Distribution

Carrier Services Sales Strategy. We employ a direct sales approach for carrier sales, which is led by experienced sales professionals with detailed knowledge of the carrier industry. We provide product knowledge, product application consulting, pricing, delivery, and performance information to potential customers so that they are able to help us design services that meet their needs. As we expect to expand the resources of our sales department, sales professionals will be increasingly focused on customer, channel, and geographic levels that are intended to allow us to manage the sales cycle more efficiently. We currently target traditional purchasers of wholesale voice transport services including: inter-exchange carriers, international-based carriers sending voice calls to the U.S., wireless carriers, prepaid service providers, internet-based voice service providers, such as broadband phone companies and cable companies.

We complement our direct sales force with an agent-based sales channel. Through the use of sales agents we reach a larger universe of potential customers. The agent community in the telecommunication industry is large and well-established. A typical agent promotes solutions from a variety of service providers into the carrier buying community. Agents act as telecommunications consultants to the customer, create long-term relationships and develop contacts within organizations. A key role of the agent is to advise the customer of various providers’ offerings.

Retail Services Sales Strategy. We package our VoIP services into calling card and other prepaid services and PIN products sold to retail customers of voice services. These VoIP services are sold through retail distribution partners, including general merchandise and discount retail chains, and do not require distributors to invest in any new technology or to understand the underlying technologies required to service and bill voice products. We enter into agreements with our retail distribution partners that define the terms under which they sell our services.

We design specific products for each retail distribution partner to improve adoption of our services and to improve their profitability. Retail distributors of our VoIP services collect the revenue from the sale of our products and pass on a majority of the cash collected, holding back a portion of the revenue as their compensation for providing distribution services. We seek innovative ways to expand the scope of our distribution channels and enhance our ability to identify and retain distribution partners. In addition, we also intend to cross-sell services through existing retail distribution partners.

Marketing Overview. We create brand awareness and lead generation through our presence at key trade shows, targeted mailings to specific industry carrier lists and buyers and trade magazine advertising. Additionally, we maintain a web site presence and make available collateral describing our services and business.

Competition

Carrier Services. When selling to carrier customers, we primarily compete with other carriers, including MCI (acquired by Verizon), Qwest and Global Crossing. We also compete with a number of smaller IP-based providers that focus either on a specific product or set of products or within a geographic region. We compete primarily on the basis of transmission quality, network reliability, price and customer service and support.

Retail Services. We compete for retail distribution partners against long distance providers including AT&T, MCI (acquired by Verizon), Sprint and IDT who provide calling cards and prepaid services. Retail distributors purchase these products based on price and private label customization.

Our Competitive Strengths

We believe our highly flexible, scalable and secure VoIP infrastructure delivers the cost and functionality benefits of VoIP technology to our customers. Since inception, we have built our network on VoIP technology and do not have to make investments to upgrade from less efficient circuit-based technology used by many traditional carriers. We believe our VoIP network is robust and efficient, based on redundancies in equipment and network transmission paths, and utilizes some of the most advanced VoIP technology available.

We help our carrier customers increase their margins by lowering the cost of their wholesale voice transport usage, which enhances the economic value to them of their existing end users. We help our retail customers access lower cost VoIP-based solutions for their communications service needs by making our services accessible through their existing residential and wireless phones. We intend to continue investing in our VoIP infrastructure to improve and expand our existing service offerings and to address the constantly evolving needs of voice transport customers.

Our competitive strengths include:

•

State-of-the-art private VoIP infrastructure. We built our VoIP infrastructure from advanced IP technology. We are not burdened by some of the constraints commonly faced by traditional telecommunications companies that use circuit-based equipment. Legacy equipment is more difficult to combine with the latest add-on voice services and network transport technology because it typically uses proprietary embedded call control systems. We operate and maintain our VoIP technology with significantly less personnel and lower operating costs than switch-based technology achieving comparable capacity.

•

Cost-efficient IP-based voice services. We believe our VoIP technology provides significant cost savings due to compression and routing efficiencies. In addition, we save money by using equipment that requires little space and significantly reduced electricity costs versus older circuit-switched equipment. Our management team has extensive experience in negotiating pricing and contract terms for these types of products and services. We pass a significant portion of our cost savings on to our customers to help drive sales growth.

•

Experience marketing VoIP services. Our seasoned management team has significant experience with wireline and wireless telecommunications and experience with IP-based communications. Our knowledge of the VoIP industry, including familiarity with the hardware, software and vendors, allows us to advise potential customers on how to incorporate the technology to increase profitability and increase customer reach. Members of our management team have marketed VoIP services to a wide range of customers and have been instrumental in developing new products to meet individual customer demands.

•

Product flexibility and speed of deployment. We believe our private network equipment provides a high level of integration between the installation of voice services and billing and customer care functions. We believe our VoIP technology software, specifically developed to facilitate the sharing of data across different systems, allows us to create and deploy new products more quickly than traditional communications companies. We also utilize our VoIP infrastructure to tailor retail products to the individual needs of our retail distribution partners.

•

Strong engineering team with experience in both voice and data networking. Our engineering team is comprised of individuals with backgrounds in networking, software development, database administration and telecommunications installations. We believe that our engineering team is among the most experienced in understanding VoIP services and the related software applications. Members of our engineering team have successfully deployed leading-edge technology in prior businesses, including the build-outs of both a national web hosting service and a large IP-based voice service network.

Intellectual Property

Our intellectual property is an important element of our business, but we believe that our competitive advantage depends primarily on the experience of our management team and the knowledge and skill of our engineering and technology staff. Our management team and technical staff periodically review our technological developments to identify core technology that provides us with a competitive advantage. We rely on a combination of patent, copyright, trademark and trade secret laws both domestically and internationally and confidentiality procedures to protect our intellectual property rights. Further, our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, copyrights, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those matters. Our standard form agreements for carrier customers and retail distribution partners also contain provisions designed to protect our intellectual property rights.

We are the owners of one patent and two patent applications filed with the U.S. Patent and Trademark Office. Our patent relates to a system for routing toll free telephone calls. Both of our patent applications have been published. One patent application relates to the technology which combines instant messenger services with voice services. The other application relates to a method for transporting voice calls utilizing a combination of Internet Protocol and Asynchronous Transfer Mode. We are working with legal counsel to make all necessary filings to advance the examination of both patent applications.

We are the owner of numerous trademarks and service marks for telecommunication services, phone cards, computer software, computer hardware, and telephone sets and have applied for registration of our trademarks and service marks to establish and protect our brand names as part of our intellectual property strategy.

In addition, we have non-exclusive license agreements with respect to technology and related databases from third parties related to the operations of our VoIP platform and the provision of certain service features. We believe our licenses will be renewable or replaceable on commercially reasonable terms.

Governmental Regulation

We are subject to federal, state, local and foreign laws, regulations, and orders affecting the rates, terms, and conditions of certain service and product offerings, costs, and other aspects of operations, including relations with other service providers. Regulation varies in each jurisdiction and may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition, and technological developments.

The Federal Communications Commission, or FCC, has jurisdiction over our facilities and services to the extent they are used in the provision of interstate or international communications services. State regulatory commissions, commonly referred to as public service commissions or public utilities commissions, or PSCs or PUCs, generally have jurisdiction over facilities and services to the extent they are used in the provision of intrastate services. Local governments may assert authority to regulate aspects of our business through zoning requirements, permit or right-of-way procedures, taxation and franchise requirements. Foreign laws and regulations apply to communications that originate or terminate in a foreign country. Generally, the FCC and PSCs have not regulated Internet, video conferencing, or certain data services, although the underlying communications components of such offerings may be regulated. Our operations also are subject to various environmental, building, safety, health, and other governmental laws and regulations.

Federal law generally preempts any inconsistent state or local statutes and regulations that restrict the provision of competitive local, long distance and information services. Consequently, we are generally free to provide a broad range of communications services in every state. While this federal preemption greatly increases our potential for growth, it also increases the amount of competition to which we may be subject. It is also possible, despite the general federal preemption, that state or local regulatory agencies will assert jurisdiction over our services.

IP-based enhanced voice services are currently exempt from the reporting and pricing restrictions placed on common carriers by the FCC. However, there are several state and federal regulatory proceedings further defining what specific service offerings qualify for this exemption. Due to the growing acceptance and deployment of VoIP services, the FCC and a number of state PSCs are conducting regulatory proceedings that could affect the regulatory duties and rights of entities that provide IP-based voice applications. There is regulatory uncertainty as to the imposition of access charges, which are used to compensate local exchange carriers to originate or terminate calls, and other taxes, fees and surcharges on VoIP services, including those that use the public switched telephone network. There is regulatory uncertainty as to the imposition of traditional retail, common carrier regulation on VoIP products and services.

The use of the public Internet and private Internet protocol networks to provide voice communications services, including VoIP, is a relatively recent market development. The provision of such services is largely unregulated within the U.S. There are, however, several pending FCC proceedings that will likely affect the regulatory status of Internet telephony and other IP-enabled services. Principal among them is an IP-Enabled Services rulemaking instituted on February 12, 2004, which will examine numerous regulatory issues relating to VoIP. The FCC also has several pending declaratory rulings regarding the regulatory classification of certain IP-enabled services or arrangements. We cannot predict when the FCC may take action in these proceedings, or what action the FCC will take. Any of these proceedings could have an adverse impact on our business.

The concept of net neutrality asserts that network operators should not be allowed to charge content or application providers extra for faster delivery or other preferential treatment. On August 5, 2005, the FCC adopted a policy statement setting forth the following net neutrality guidelines: (1) consumers are entitled to access the lawful Internet content of their choice; (2) consumers are entitled to run applications and use services of their choice, subject to the needs of law enforcement; (3) consumers are entitled to connect their choice of legal devices that do not harm the network; and (4) consumers are entitled to competition among network providers, application and service providers, and content providers. Although the policy statement is not legally binding, it does set forth the FCC’s current view on net neutrality. On March 22, 2007, the FCC announced that it will issue a Notice of Inquiry to examine further the practices of broadband network providers and whether the policy statement should incorporate a new principle of nondiscrimination. Notwithstanding its earlier stated policy statement, the FCC could reverse its position or decide not to implement the policy in its on-going regulatory proceedings. Further, federal legislation may also address net neutrality in a manner that requires, permits or disallows the FCC to implement its stated net neutrality policy. Such legislation could also require the FCC to modify its policy in whole or in part. Because some of our VoIP products and services utilize the networks of third parties, regulation and potential legislation concerning net neutrality could impact our business. Further, some of our carrier customers rely, in part, on the enforcement of net neutrality principles in order to offer their VoIP services. If our carrier customers are adversely impacted by legislative or regulatory action concerning net neutrality, it could also adversely impact us.

On May 19, 2005, the FCC issued an order requiring interconnected VoIP service providers to provide Enhanced 911 capabilities to their subscribers. The FCC issued another order on August 5, 2005 requiring interconnected IP-based voice service providers and network providers to comply with the Communications Assistance for Law Enforcement Act (“CALEA”), which establishes federal requirements for wiretapping and other electronic surveillance capabilities. This order was upheld by the U.S. Court of Appeals for the D.C. Circuit on June 9, 2006. The new requirements are scheduled to take effect on May 14, 2007. Although we intend to comply with CALEA, we may be required to expend significant resources to do so. If we do not comply with CALEA, the FCC may subject us to fines and penalties. Additionally, we were required to submit a CALEA Monitoring Report on February 12, 2007 and a CALEA Systems Security Plan on March 12, 2007, however, the reports were not timely filed with the FCC. The FCC may subject us to fines and penalties if we fail to file the reports or because we were late in filing the reports with the FCC.

The FCC is also considering several petitions filed by individual companies concerning the rights and obligations of providers of IP-based voice services, and networks that handle IP-based voice traffic or that exchange that traffic with operators of Public Switched Telephone Network, or PSTN, facilities.

On October 18, 2002, AT&T Corporation filed a petition with the FCC requesting a declaratory ruling that calls that originate and terminate on the PSTN, but which may be converted into IP during some part of the transmission, are exempt from access charges under existing FCC rules. On April 21, 2004, the FCC rejected AT&T’s Petition, stating that the calls described by AT&T were telecommunications services subject to access charges under existing FCC rules. In addition, on June 30, 2006, the FCC released a declaratory ruling concluding that certain prepaid calling card service providers are telecommunications service providers and must pay access charges and contribute to the Universal Service Fund.

On September 22, 2003, Vonage Holdings Corporation, or Vonage, filed a petition with the FCC requesting a declaratory ruling that its voice communications offerings, which generally originate on a broadband network in IP format and terminate on the PSTN, or vice versa, are interstate information services not subject to state regulation under the federal Communications Act and existing FCC rules. On November 10, 2004, the FCC adopted an order ruling that Vonage’s service was an interstate service not subject to state regulation. The FCC did not rule whether the service was a telecommunications service or an information service under the Communications Act. Appeals were filed in a number of circuits and were consolidated in the U.S. Court of Appeals for the Eighth Circuit, which upheld the FCC’s presumption order on March 21, 2007.

State PSCs are also conducting regulatory proceedings that could impact our rights and obligations with respect to IP-based voice applications. Previously, the Minnesota Public Utilities Commission, or the MPUC, ruled that Vonage’s DigitalVoice service was a telephone service under state law, and ordered Vonage to obtain state certification, file tariffs, and comply with 911 requirements before continuing to offer the service in the state. Vonage filed a request in the U.S. District Court for the District of Minnesota to enjoin the MPUC’s decision. On October 16, 2003, a federal judge granted Vonage’s request for an injunction, concluding that Vonage provides an information service immune from state regulation and thereby barring the MPUC from enforcing its decision. On December 22, 2004, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s decision on the basis of the FCC’s determination that Vonage’s service was interstate and noted that the MPUC would be free to challenge the injunction if it or another party prevailed on an appeal of the FCC’s Vonage order.

The California Public Utilities Commission, or the CPUC, on February 11, 2004, initiated a rulemaking about the appropriate regulatory framework to govern VoIP. Among the issues the CPUC may consider is whether VoIP is subject to CPUC’s regulatory authority, including whether VoIP providers should be required to contribute to state universal service programs, whether VoIP providers should be required to pay intrastate access charges, whether VoIP should be subject to basic consumer protection rules, and whether exempting VoIP providers from requirements applicable to traditional voice providers would create unfair competitive advantages for VoIP providers.

Proceedings and petitions relating to IP-based voice applications are also under consideration in a number of other states, including but not limited to Alabama, Kansas, New York, North Dakota, Missouri, Ohio, Oregon, Pennsylvania, Virginia, Washington, and Wisconsin.

We cannot predict the outcome of any of these petitions and regulatory proceedings or any similar petitions and regulatory proceedings pending before the FCC or state public utility commissions. Moreover, we cannot predict how their outcomes may affect our operations or whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of IP communications services.

The Communications Act of 1934 requires that every telecommunications carrier contribute, on an equitable and non-discriminatory basis, to federal universal service mechanisms established by the FCC, and the FCC also requires providers of non-common carrier telecommunications to contribute to universal service, subject to some exclusions and limitations. At present, these contributions are calculated based on contributors’ interstate and international revenue derived from U.S. end users for telecommunications or telecommunications services, as those terms are defined under FCC regulations. The FCC invited public comment on how to further reform the manner in which the FCC assesses carrier contributions to the universal service fund including the standing of VoIP service providers in regards to the universal service fund mechanism. On June 27, 2006, the FCC released an order adopting interim modifications to its universal service rules to require providers of interconnected VoIP services to contribute to the Universal Service Fund. This order has been appealed to the U.S. Court of Appeals for the D.C. Circuit, which appeal remains pending. We are unable to predict whether the FCC’s interim rules will be upheld on appeal or made permanent, or if they will be subject to further reconsideration or review nor the cumulative effect of these rule changes on our business.

Changes or uncertainties in the regulations applicable to our business and the communications industry may negatively affect our business. If regulatory approvals become a requirement, delays in receiving required regulatory approvals may result in higher costs and lower revenues. Further, changes in communications, trade, monetary, fiscal and tax policies in the U.S. may negatively impact our results of operations.

Employees

As of December 31, 2006, we had 35 employees, all of whom were full time and located in the United States. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Item 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties, which are described below. If any of these risks materialize, our business, financial condition or operating results could be adversely affected. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently do not deem material also may become important factors that may materially and adversely affect our business.

Risks Related To Our Business

We have a limited operating history, which could make it difficult to accurately evaluate our business and prospects.

We began offering VoIP services in March 2004. Accordingly, we have a limited operating history and, as a result, we have limited financial data that you can use to evaluate our business and prospects. In addition, we derive nearly all of our revenue from VoIP services, which utilize a relatively new technology that has undergone rapid changes in its short history. Our business model is also evolving and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain. Although we have experienced significant revenue growth in recent periods, we may not be able to sustain this growth. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

•

maintain and expand our current relationships, and develop new relationships, with carrier customers, retail distribution partners, network vendors and equipment providers;

•

continue to grow our revenue and meet anticipated growth targets;

•

manage our expanding operations and implement and improve our operational, financial and management controls;

•

adapt to industry consolidation;

•

continue to grow our sales force and marketing efforts;

•

successfully introduce new, and upgrade our existing, VoIP technologies and services;

•

respond to government regulations and legislation relating to VoIP, traditional telecommunications services, the Internet, IP-based services and other aspects of our business;

•

respond effectively to competition; and

•

attract and retain qualified management and employees.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

We have a history of losses and we may not achieve profitability in the future.

For the years ended December 31, 2005 and 2006, we incurred net losses of $1.1 million and $13.9 million, respectively. We expect to continue to incur losses, and we may not become profitable for the foreseeable future. In addition, as a public company, we will incur increased legal and accounting costs and other expenses that we did not incur when InterMetro was operated as a private company. We would have to generate and sustain significantly increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee.

Our operating results may fluctuate in the future, which could make our results of operations difficult to predict or cause them to fall short of expectations.

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control and could cause our results to be below investors’ expectations, causing the value of our securities to fall. Because our business is evolving, our historical operating results may not be useful in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

•

the addition of new carrier customers and retail distribution partners or the loss of existing customers and retail distribution partners;

•

changes in demand and pricing for our VoIP services;

•

the timing of our introduction of new VoIP products and services and the costs we incur to develop these technologies;

•

the timing and amount of sales and marketing expenses incurred to attract new carrier customers and retail distribution partners;

•

changes in the economic prospects of carrier customers or the economy generally, which could alter current or prospective need for voice services, or could increase the time it takes us to close sales with customers;

•

changes in our pricing policies, the pricing policies of our competitors or the pricing of VoIP services or traditional voice services generally;

•

costs related to acquisitions of businesses or technologies; and

•

the use of VoIP as a replacement for traditional voice services is a relatively new occurrence and carrier customers have not settled into consistent spending patterns.

If we fail to manage our growth effectively, our business could be adversely affected.

We have experienced rapid growth in our operations and to a lesser extent, our headcount, and we may experience continued growth in our business, both through acquisitions and internal growth. This growth will continue to place significant demands on our management and our operational and financial resources. In particular, continued growth will make it more difficult for us to accomplish the following:

•

recruit, train and retain a sufficient number of highly skilled personnel;

•

maintain our customer service standards;

•

maintain the quality of our VoIP platform;

•

develop and improve our operational, financial and management controls and maintain adequate reporting systems and procedures;

•

successfully scale our VoIP platform, including network, software and other technology, to accommodate a larger business; and

•

maintain carrier and end user satisfaction.

The improvements required to manage our growth will require us to make significant expenditures and allocate valuable management resources.

Our industry is highly competitive and competitive pressures could prevent us from competing successfully in the voice transport services industry.

The carrier and retail markets for voice transport services are intensely competitive. We expect this competition to continue to increase because there are currently no significant barriers to entry into our market. We compete both for wholesale carrier business and for retail consumption of voice transport services. We compete for wholesale carrier business on the basis of a number of factors, including price, quality, geographic reach and customer service. Our competitors often are large, well-established in the communications industry and enjoy several competitive advantages over us, including:

•

greater financial and personnel resources;

•

greater name recognition;

•

established relationships with greater numbers of wholesale carriers;

•

established distribution networks;

•

greater experience in obtaining and maintaining FCC and other regulatory approvals for products and product enhancements and greater experience in developing compliance programs under U.S. federal, state and local laws and regulations;

•

greater experience in lobbying the U.S. Congress and state legislatures for the enactment of legislation favorable to their interests;

•

greater experience in product research and development;

•

greater experience in launching, marketing, distributing and selling products; and

•

broader-based and deeper product lines.

Our primary current and potential competitors consist of carriers including AT&T, Sprint, MCI, Qwest and Global Crossing, other start-up VoIP providers that have been formed in the recent past and IP networking companies that are attempting to add voice as a supplement to their current data services offerings.

We also compete with companies focused on the distribution of retail voice services and expect to compete with companies providing VoIP services and broadband IP phones and videophones.

If we lose any member of our senior management team and are unable to find a suitable replacement, we may not have the depth of senior management resources required to efficiently manage our business and execute our growth strategy.

We depend on the continued contributions of our senior management and skilled employees. We do not maintain key person life insurance policies on any of our officers. There is a risk that the loss of a significant number of key personnel could have negative effects on our results of operations. We may not be able to attract and hire highly skilled personnel to replace lost employees necessary to carry out our business plan. There is also a risk that management may not be able to adopt an organizational structure that meets its objectives, including managing costs and attracting and retaining key employees.

We also need to hire additional members of senior management to adequately manage our growing business. We may not be able to identify and attract additional qualified senior management. Competition for senior management in our industry is intense. Qualified individuals are in high demand, and we may incur significant costs to attract them. If we are unable to attract and retain qualified senior management we may not be able to implement our business strategy effectively and our revenue may decline. Our success is substantially dependent on the performance of our executive officers and key employees. Given our early stage of development, we are dependent on our ability to retain and motivate high quality personnel. An inability to engage qualified personnel could materially adversely affect our ability to market our VoIP services. The loss of one or more of our key employees or our inability to hire and retain other qualified employees could have a material adverse effect on our business. See “Management.”

A substantial portion of our revenue is generated from a limited number of carrier customers, and if we lose a major customer our revenue could decrease.

A substantial portion of our revenue is generated from a limited number of our carrier customers. Our top 10 customers have accounted for approximately 60.1% of our revenues for the year ended December 31, 2006. We expect that a limited number of carrier customers may continue to account for a significant percentage of our revenue and the loss of, or material reduction of their purchases could decrease our revenue and harm our business.

We are dependent on a limited number of suppliers and on other capacity providers.

We currently depend on critical services and equipment from a small number of suppliers. There is no guarantee that these suppliers will continue to offer us the services and equipment we require. If we cannot obtain adequate replacement equipment or services from our suppliers or acceptable alternate vendors, we could experience a material impact on our financial condition and operating results. In addition, we rely on other providers for network capacity beyond what we provide over our own network and there is a risk that current capacity providers may cease to provide capacity at economically justifiable rates.

We are dependent on providers of local telecommunications services to reach the end users for our services.

We currently depend on providers of local telecommunications services to provide end users with access to substantially all of our VoIP services. In the future, we may utilize other local telecommunications services suppliers to reach end users such as wireless carriers, cable companies, power companies and other providers of local broadband services. There is no guarantee that these suppliers will continue to offer the services we require, that these services will be available on economic terms sufficient to execute on our business model or that these suppliers will continue to do business with us. If we cannot obtain adequate replacement services from our suppliers or acceptable alternate vendors, we could experience a material impact on our financial condition and operating results.

We may pursue the acquisition of other businesses in order to grow our customer base and access technology and talent, and any such acquisition may not achieve the desired results or could result in operating difficulties, dilution and other harmful consequences.

We completed the acquisition of ATI in March 2006. We expect to pursue additional acquisitions in the future as a key component of our business strategy. We do not know if we will be able to successfully complete any future acquisitions. Furthermore, we do not know that we will be able to successfully integrate the ATI business, or any other acquired business, product or technology or retain any key employees of any acquired business. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our results of operations and financial condition will suffer. There may not be attractive acquisition opportunities available to us in the future. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

•

diversion of management’s attention and resources from other business concerns;

•

difficulties and expenditures associated with integrating the operations and employees from the acquired company into our organization, and integrating each company’s accounting, management information, human resources and other administrative systems to permit effective management;

•

inability to maintain the key business relationships and the reputations of the acquired businesses;

•

ineffectiveness or incompatibility of acquired technologies or services with our existing technologies and systems;

•

potential loss of key employees of acquired businesses;

•

responsibility for liabilities of acquired businesses;

•

unavailability of favorable financing for future acquisitions;

•

inability to maintain our standards, controls, procedures and policies, which could affect our ability to receive an unqualified attestation from our independent accountants regarding management’s required assessment of the effectiveness of our internal control structure and procedures for financial reporting; and

•

increased fixed costs.

The acquisition of another business, particularly in another country, can subject us to liabilities and claims arising out of such business, including tax liabilities and liabilities arising under foreign regulations. Future acquisitions would also likely require additional financing, resulting in an increase in our indebtedness or the issuance of additional capital stock which could be dilutive to holders of shares issued in this offering. Finally, any amortization or charges resulting from the costs of acquisitions could harm our operating results.

Sales of our IP devices may be severely limited due to their failure to gain broad market acceptance.

In the future, we intend to sell IP devices and related services. Market acceptance requires, among other things, that we

•

educate consumers on the benefits of our products;

•

commit a substantial amount of human and financial resources to secure strategic partnerships and otherwise support the retail and/or carrier distribution of our products;

•

develop our own sales, marketing and support activities to consumers, broadband providers and retailers; and

•

establish a sufficient number of retail locations carrying our products.

In the event we are unable to achieve any or all of these objectives, consumers may perceive little or no benefit from our products and may be unwilling to pay for them.

Rapid technological changes in the industry in which we operate our business or the market in which we intend to sell our IP devices may render such devices obsolete or otherwise harm us competitively.

We operate in a highly technological industry segment that is subject to rapid and frequent changes in technology and market demand. Frequently such changes can immediately and unexpectedly render existing technologies obsolete. Management expects that technology developed in the future will be superior to the technology that we (and others) now have. Our success depends on our ability to assimilate new technologies into our VolP infrastructure and our IP devices and to properly train engineers, sales staff, distributors and resellers in the use of our technology. The success of our future service offerings or devices depends on several factors, including but not limited to proper new product definition, product cost, timely completion and market introduction of such services, differentiation of our future products from those of our competitors and market acceptance of these products. Competing technologies developed by others may render our current or future developed products or technologies obsolete or noncompetitive. The failure of our new product development efforts could have a detrimental effect on our business and results of operations.

If we discover IP device defects, we may have product-related liabilities that may cause us to lose revenues or delay market acceptance of our IP devices.

Devices as complex as those we intend to offer frequently contain errors, defects, and functional limitations when first introduced or as new versions are released. We have in the past experienced such errors, defects or functional limitations.

We intend to sell devices into markets that are demanding of robust, reliable and fully functional products. Therefore, delivery of devices with production defects or reliability, quality, or compatibility problems could significantly delay or hinder market acceptance, which could damage our credibility with our customers and adversely affect our ability to attract new customers. Moreover, such errors, defects, or functional limitations could cause problems, interruptions, delays, or a cessation of sales to our customers. Alleviating such problems may require significant expenditures of capital and resources by us. Despite our testing, our suppliers or our customers may find errors, defects or functional limitations in new products after commencement of commercial production, which could result in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from our other development efforts, product repair or replacement costs, claims by our customers or others against us, or the loss of credibility with prospective customers.

Uncertainty or negative publicity may negatively affect the VoIP industry generally and our business.

There is a possibility that uncertainty regarding broad market acceptance of VoIP technology or adverse publicity or negative perceptions about the VoIP industry as a whole could hinder our ability to obtain new customers or undermine our commercial relationship with existing customers. Further, the adoption of VoIP in the telecommunications industry may not materialize and, even if there is such adoption, our business may not benefit from it.

Our ability to protect our intellectual property is uncertain.

We rely on patent protection, trade secrets, know-how and contractual means to protect our proprietary technology. Patents may afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending U.S. patent applications may not issue as patents in a form that will be advantageous to us, or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and methods that are not currently protected by issued patents. Furthermore, competitors may be able to design around the claims of our patents, or develop products or methods outside the scope of our issued claims which provide outcomes which are comparable to ours. We also rely on know-how and trade secrets to maintain our competitive position. Confidentiality agreements or other agreements with our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our proprietary technology, know-how, trade secrets, or other proprietary information in the event of misappropriation, unauthorized use or disclosure or other breaches of the agreements, or, even if such agreements are legally enforceable, we may not have adequate remedies for breaches of such agreements. The failure of our patents or agreements to protect our proprietary technology could result in significantly lower revenues, reduced profit margins or loss of market share.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks and service marks. We own, or have licenses to use, the material trademarks, service marks and trade names used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold. Therefore, trademark protection is important to our business. Although most of our trademarks and service marks are registered in the U.S., we may not be successful in asserting trademark protection. In addition, the laws of certain foreign countries may not protect our trademarks or service marks to the same extent as the laws of the U.S. The loss or infringement of our trademarks or service marks could impair the goodwill associated with our brands, harm our reputation and have a material adverse effect on our financial results.

Network failures or delays may result in the loss of our customers or expose us to potential liability.

Our VoIP network infrastructure uses a collection of communications equipment, software, operating protocols and applications for the transport of voice among multiple locations. Given the complexity of the network, it is possible that there could be severe disruptions in our ability to timely turn up service requests, minimize service interruptions and meet requirements of customer service level agreements. We have critical systems in our Los Angeles, California and New York, New York collocation facilities. Our California facilities are located in areas with a high risk of major earthquakes. Our facilities and network are also subject to break-ins, sabotage, intentional acts of vandalism and terrorism and to potential disruptions if the operators of these facilities encounter financial difficulties. Some of our systems may not be fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, an operator’s decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our facilities could result in lengthy interruptions in our service. Network failures or delays in the turn up of services could cause business interruptions resulting in possible losses to our customers. Such failures or delays may expose us to claims by our customers and may result in the loss of customers.

VoIP networks are vulnerable to unauthorized access or use by outside parties.

While we built a private secure fiber optic infrastructure to minimize security risks from third party unauthorized sources, no network is invulnerable to hackers. A small percentage of voice traffic transported across our network may at times utilize the public internet. However, providing entry or exit points to our customers via the internet could enable computer hackers to access our network, and could lead to the impairment, failure or theft of our services. Further, it could also lead to the unauthorized interception and monitoring of end user voice calls. Unauthorized access or use may have an adverse impact on our services and reputation.

Our products or activities may infringe, or may be alleged to infringe, upon intellectual property rights of others.

We may encounter future litigation by third parties based on claims that our products or activities infringe the intellectual property rights of others, or that we have misappropriated the trade secrets of others. If any litigation or claims are resolved against us, we may be required to do one or more of the following:

•

cease selling, incorporating or using any of our products that incorporates the infringed intellectual property, which would adversely affect our revenue or costs or both;

•

obtain a license from the holder of the infringed intellectual property right, which might be costly or might not be available on reasonable terms, if at all; or

•

redesign our products to make them non-infringing, which could be costly and time-consuming and may not be possible at all.

Because patent applications can take many months to be published, there may be pending applications, unknown to us, that may later result in issued patents that our products or product candidates or processes may infringe. These patent applications may have priority over patent applications filed by us. Disputes may arise regarding the ownership or inventorship of our intellectual property. There also could be existing patents of which we are unaware that our products may be infringing. As the number of participants in the market grows, the possibility of patent infringement claims against us increases. It is difficult, if not impossible, to determine how such disputes would be resolved.

Furthermore, because of the substantial amount of discovery required in connection with patent litigation, there is a risk that some of our confidential information could be required to be publicly disclosed. In addition, during the course of patent litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. Any litigation claims against us may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management or restrict our core business.

We may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of their former employers.

Some of our employees were previously employed at other communications companies, including our competitors or potential competitors. Although no such claims against us are currently pending, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could severely harm our business.

We are exposed to various possible claims relating to our business and our insurance may not fully protect us.

We may incur uninsured liabilities and losses as a result of the conduct of our business. For example, network failures or security breaches could subject us to claims by our customers, and physical damage to the leased facilities in which we maintain our equipment could result in damage or loss to our equipment. We plan to maintain comprehensive liability and property insurance which may not replace the full value of our potential liabilities or losses or cover such claims. We will also evaluate the availability and cost of business interruption insurance. However, should uninsured losses occur, shareholders could lose their invested capital.

The costs incurred by us to develop, implement, and enhance our VoIP services may be higher than anticipated, which could hurt our ability to earn a profit.

We may incur substantial cost overruns in the development and establishment of our VoIP services. For example, delays in the SS-7 enhancement to our VoIP infrastructure will cause us to incur monthly costs related to equipment and network components we are not able to fully utilize. Unanticipated costs may force us to obtain additional capital or financing from other sources, or may cause the loss of your entire investment in our common stock if we are unable to obtain the additional funds necessary to implement our business plan.

We may need to raise funds in the future and such funds may not be available on acceptable terms or at all.

We may need to raise funds in the future for any number of reasons, including:

•

the loss of revenues generated by sales of our services and products;

•

the upfront and ongoing costs associated with expanding and enhancing our VoIP infrastructure;

•

the costs associated with expanding our sales and marketing efforts;

•

the expenses we incur in manufacturing and selling our services and products;

•

the costs of developing new products or technologies;

•

the cost of obtaining and maintaining regulatory approval or clearance of our products and products in development; and

•

the number and timing of acquisitions and other strategic transactions.

If we issue equity or debt securities to raise funds, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. In addition, if we raise funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms or at all, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements. In these events, our ability to achieve our development and commercialization goals would be adversely affected.

Additional Risks Related to Regulation

Our industry is subject to regulation that could adversely impact our business.

Traditional telephone service has been subject to significant federal and state regulation. Internet services generally have been subject to far less regulation. Because aspects of VoIP are similar to the traditional telephone services provided by incumbent local exchange carriers and other aspects are similar to the services provided by Internet service providers, the VoIP industry has not fit easily within the existing regulatory framework of communications law, and until recently has developed in an environment largely free from regulation.

The Federal Communications Commission, or FCC, the U.S. Congress and various regulatory bodies in the states and in foreign countries have begun to assert regulatory authority over VoIP providers, and are evaluating how VoIP may be regulated in the future. In addition, while some of the existing regulation concerning VoIP is applicable to the entire industry, many regulatory proceedings are focused on specific companies or categories of VoIP services. As a result, both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

Communications services are generally subject to regulation at the federal, state, local and international levels. These regulations affect us, our customers, and our existing and potential competitors. Delays in receiving required regulatory approvals, completing interconnection agreements or other agreements with local exchange carriers or the adoption of new and adverse regulations may have a material adverse effect on us. In addition, future legislative and judicial actions could have a material adverse effect on us.

Federal legislation generally provides for significant deregulation of the U.S. communications industry, including the information service, local exchange, long distance and cable television industries. This legislation remains subject to judicial review and additional FCC rulemaking. As a result, we cannot predict the legislation’s effect on our future operations. Regulatory proceedings are under way or are being contemplated by federal and state authorities regarding items relevant to our business. These actions could have a material adverse effect on our business.

Future legislation or regulation of the Internet and/or voice and video over IP services could restrict our business, prevent us from offering service or increase our cost of doing business.

At present there are few laws, regulations or rulings that specifically address access to commerce and communications services that utilize internet protocol, including VoIP. We are unable to predict the impact, if any, that future legislation, judicial decisions or regulations concerning internet protocol products and services may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, fees, charges, surcharges, and taxation of VoIP services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, filing requirements, consumer protection, public safety issues like enhanced 911 emergency service, or E911, the Communications Assistance for Law Enforcement Act, or CALEA, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the VoIP market and popularity of VoIP products and services heighten the risk that governmental agencies will seek to regulate VoIP and the Internet.

Many regulatory actions are underway or are being contemplated by governmental agencies. Several states of the U.S. and municipalities have recently shown an interest in regulating VoIP services, as they do for providers of traditional telephone service. If this trend continues, and if such regulation is not preempted by action of the U.S. federal government, we may become subject to a variety of inconsistent state and local regulations and taxes, which would increase our costs of doing business, and adversely affect our operating results and future prospects.

On February 12, 2004, the FCC initiated a notice of proposed rulemaking to update FCC policy and consider the appropriate regulatory classification for VoIP and other IP enabled services. On November 9, 2004, the FCC ruled that Vonage’s VoIP service and similar services are jurisdictionally interstate and not subject to state certification, tariffing and other common carrier regulations, including 911. This ruling was subsequently appealed by several states, but was affirmed by the U.S. Court of Appeals for the Eighth Circuit on March 21, 2007. There is risk that a regulatory agency could require us to conform to rules that are unsuitable for IP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which we offer service to our customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate transmission components. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic path of the traffic.

On June 27, 2006, the FCC released an order adopting interim modifications to its universal service rules to require providers of interconnected VoIP services to contribute to the Universal Service Fund. This order was subsequently appealed to the U.S. Court of Appeals for the D.C. Circuit, which appeal remains pending. If the FCC’s interim rules are upheld on appeal or are made permanent, the cumulative effect of these rule changes could increase our cost of doing business.

Our products must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing products and/or services.

In addition to reliability and quality standards, the market acceptance of VoIP is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our VoIP products and services rely heavily on communication standards such as SIP, H.323 and SS-7 and network standards such as TCP/IP to interoperate with other vendors’ equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the FCC regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including consumer protection, privacy and billing issues, the provision of 911 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony products, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

There may be risks associated with the lack of 911 emergency dialing or the limitations associated with E911 emergency dialing with our VoIP services.

In the future, we intend to sell and support IP devices. In May 2005, the FCC unanimously adopted an Order and Notice of Proposed Rulemaking, or NPRM, that requires some VoIP providers to provide emergency 911, or E911, service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding, or the VoIP E911 Order. As a result of the VoIP E911 Order, VoIP service providers that interconnect to the public switched telephone network, or PSTN, or interconnected VoIP providers, will be required to offer the same 911 emergency calling capabilities offered by traditional landline phone companies. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point, or PSAP, along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the service is “fixed” or “nomadic.” User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further NPRM to be released eventually. The VoIP E911 Order mandates that existing and prospective customers must be notified of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP 911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. All interconnected VoIP providers were required to comply with the requirements of the VoIP E911 Order by November 28, 2005. On November 7, 2005, the FCC’s Enforcement Bureau issued a Public Notice with respect to that requirement. The notice stated that providers that had not fully complied with E911 requirements were not required to discontinue services to existing customers, but that the FCC expected such providers to discontinue marketing their services and accepting new customers in areas where the providers could not offer E911 capabilities. However, in order to comply, interconnected VoIP providers must obtain access to incumbent local exchange carrier, or ILEC, facilities. In some cases, ILECs have denied VoIP providers access to these necessary facilities. Pending legislation may address whether ILECs have legal obligations to provide access to these necessary facilities.

The VoIP E911 Order will increase our cost of doing business and may adversely affect our ability to deliver service to new and existing end users in all geographic regions. We cannot guarantee that E911 service will be available to all of our subscribers. The VoIP E911 Order or follow-on orders or clarifications and potential legislation could have a material adverse effect on our business, financial condition and operating results.

The IP devices we intend to offer could be adversely impacted if network operators are permitted to restrict or degrade access to their broadband networks.

The concept of net neutrality asserts that network operators should not be allowed to charge content or application providers fees for faster delivery or other preferential treatment. On August 5, 2005, the FCC adopted a policy statement setting forth the following net neutrality guidelines: (1) consumers are entitled to access the lawful Internet content of their choice; (2) consumers are entitled to run applications and use services of their choice, subject to the needs of law enforcement; (3) consumers are entitled to connect their choice of legal devices that do not harm the network; and (4) consumers are entitled to competition among network providers, application and service providers, and content providers. The policy statement is not legally binding, though it does set forth the FCC’s current view on net neutrality. On March 22, 2007, the FCC announced that it will issue a Notice of Inquiry to examine further the practices of broadband network providers and whether the policy statement should incorporate a new principle of nondiscrimination. Notwithstanding its earlier policy statement, the FCC could reverse its position or decide not to implement the policy in its ongoing regulatory proceedings. Further, federal legislation may also address net neutrality in a manner that requires, permits or disallows the FCC to implement its stated net neutrality policy. Such legislation could also require the FCC to modify its policy in whole or in part. Because some of our IP devices and services may utilize the networks of third parties, regulation and potential legislation concerning net neutrality could impact our business. Further, some of our carrier customers rely, in part, on the implementation of net neutrality principles in order to offer their VoIP services. If our carrier customers are adversely impacted by legislative or regulatory action concerning net neutrality, it could also adversely impact us.

Uncertainty regarding whether certain of our services are classified as “telecommunications” or “information” services makes it difficult to predict whether we will need to pay additional charges, surcharges, fees and/or taxes to provide our services and whether we are subject to state and local regulation.

There are many unresolved proceedings at the FCC intended to address whether various types of VoIP services are properly classified as telecommunications services and/or information services. Federal legislation may also impact this determination. If our services are determined to be telecommunications services, we may be subject to additional regulation, including but not limited to the application of additional charges, surcharges, taxes and fees that would adversely impact our business. If it is determined that we provide telecommunications services, we could also be required to comply with state regulation and the related filing requirements that could adversely impact our business.

We may from time to time be subject to disputes with customers and vendors relating to amounts invoiced for services provided which we may not be able to resolve in our favor.

It is not unusual in our industry to occasionally have disagreements with vendors relating to amounts billed for services provided between the recipient of the services and the vendor. To the extent we are unable to favorably resolve these disputes, our revenues, profitability or cash may be adversely affected.

Risks Related to our Common Stock

Until December 2006, we were a public shell company. There are certain risks associated with transactions with public shell companies generally, including increased Securities and Exchange Commission scrutiny and regulation and lack of analyst coverage.

Prior to December 2006, we were effectively a public shell company with no material assets or operations and our only value was that we maintained current filings with the Securities and Exchange Commission and a class of securities that was offered for sale pursuant to the OTC Bulletin Board. On December 29, 2006, we entered into exchange agreements with all of InterMetro’s shareholders, note holders and warrant holders to effect a share exchange between the Company and InterMetro which resulted in InterMetro becoming our wholly owned subsidiary and the InterMetro security holders becoming our controlling shareholders.

Substantial additional risks are associated with a public shell merger transaction such as the absence of accurate or adequate public information concerning the public shell; undisclosed liabilities; improper accounting; claims or litigation from former officers, directors, employees or stockholders; contractual obligations; regulatory requirements and others. Although management performed due diligence on the public shell company, there can be no assurance that such risks do not occur. The occurrence of any such risk could materially adversely affect our results of operations, financial condition and stock price.

Security analysts of major brokerage firms may not provide coverage of us since there is no incentive for brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary public offerings on our behalf in the future.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be designated as a “penny stock” according to Securities and Exchange Commission rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the NASD’s OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Our principal shareholders have significant voting power and may take actions that may not be in the best interest of other shareholders.

As of March 31, 2007, our executive officers, directors, and principal shareholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 68.4% of our outstanding common stock, assuming the holders of all InterMetro securities that will receive shares of our common stock pursuant to the Business Combination have exchanged their InterMetro securities. These shareholders are able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our shareholders.

We will incur increased costs and risks as a result of being a public company, particularly in the context of Section 404 of the Sarbanes-Oxley Act of 2002.

We will incur increased costs as a result of becoming a public company and having to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as new rules subsequently implemented by the Securities and Exchange Commission and the American Stock Exchange. These new rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain certain types of insurance, including directors’ and officers’ liability insurance and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events also could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new rules and regulations and cannot predict the amount of the additional costs we may incur or the timing of such costs.

Section 404 of SOX requires us to include an internal controls report from management in our Annual Reports on Form 10-KSB, and we are required to expend significant resources in developing the necessary documentation and testing procedures. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we would be required to disclose that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of our assessment by our independent registered public accountants. The standards that must be met for management to assess the internal controls over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the communications industry, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Factors which may adversely affect market prices of our common stock.

Market prices for our common stock will be influenced by a number of factors, including:

•

the issuance of new equity securities pursuant to a future offering or acquisition;

•

changes in interest rates;

•

competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•

variations in quarterly operating results;

•

changes in financial estimates by securities analysts;

•

the depth and liquidity of the market for our common stock;

•

investor perceptions of us and the communications industry generally; and

•

general economic and other national conditions.

There is no assurance of an established public trading market, and the failure to establish one would adversely affect the ability of our investors to sell their securities in the public market.

At present, there is no active trading market for our securities, and there can be no assurance that a trading market will develop. Our common stock, however, is traded on the OTC Bulletin Board. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system, or NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original price or at any price.

Shares eligible for future sale may adversely affect the market price of our common stock.

The former securities holders of InterMetro who received shares of our common stock in the Business Combination will be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), Rule 144, commencing one year after the Business Combination, subject to certain limitations. In general, pursuant to Rule 144, a shareholder (or shareholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale if the shares are listed on a national exchange or on NASDAQ. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period.

We may face liability in connection with the registration rights agreements to which we are a party.

In connection with our Business Combination and Private Placement on December 29, 2006, we entered into two registration rights agreements. Pursuant to the Initial Registration Rights Agreement, we have agreed to file a registration statement on Form SB-2, within thirty 30 days after the date of the closing of the Private Placement, covering the resale of the 10,235,000 shares of our common stock issued under the securities purchase agreement. Pursuant to the Additional Registration Rights Agreement, we have agreed to file a second registration statement on Form SB-2 within six months after the effective date of the first registration statement to register certain shares of our common stock that were outstanding prior to the Business Combination, the shares underlying our warrants that were exchanged for InterMetro warrants originally issued in connection with a bridge loan made to InterMetro prior to the Business Combination, and the shares underlying warrants issued to the placement agent in connection with the Private Placement. Pursuant to the terms of each of the Initial Registration Rights Agreement and Additional Registration Rights Agreement, we agreed to use our best efforts to cause such registration statements to be declared effective within 120 days and, subject to certain exceptions, to keep each shelf registration statement continuously effective under the Securities Act for a period of time.

If we fail to have the registration statements declared effective by the Securities and Exchange Commission by the dates required under the registration rights agreements or a registration statement ceases for any reason to remain continuously effective as to all securities for which it is required to be effective for a certain period of time, the registration rights agreement provides that we must pay liquidated damages in an amount in cash equal to 1% of the aggregate purchase price paid by the holder for any registrable securities, and on each monthly anniversary of such date, we must pay to each holder liquidated damages equal to 1% of the aggregate purchase price. The liquidated damages apply on a daily pro-rata basis for any portion of a month prior to the cure of a default.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Upon effectiveness of the changes to our articles of incorporation set forth in our Schedule 14C Information Statement and following our adoption of amended and restated bylaws, provisions in our articles of incorporation and bylaws and under Nevada law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our articles of incorporation and bylaws will contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the shareholders of our company may deem advantageous. These provisions:

•

authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•

allow shareholders to request that we call a special meeting of our shareholders only if the requesting shareholders hold of record at least a majority of the outstanding shares of common stock;

•

provide that the board of directors is expressly authorized to make, alter, amend or repeal our bylaws; and

•

provide that business to be conducted at any special meeting of shareholders be limited to matters relating to the purposes stated in the applicable notice of meeting.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock and do not plan to pay cash dividends on our common stock in the foreseeable future.

Item 2. Description of Property

Our principal executive office is located in Simi Valley, California, where we lease a facility with 18,674 square feet of space for approximately $20,608 per month under a lease that expires in March 2009. We believe that our space will be adequate for our needs and that suitable additional or substitute space in the future will be available to accommodate the foreseeable expansion of our operations. We also lease collocation space for our VoIP equipment in carrier class telecommunications facilities in major metropolitan markets throughout the U.S. and expect to add additional collocation facilities as we expand our VoIP network.

Item 3. Legal Proceedings

From time to time we may be involved in litigation of claims relating to disputes of the cost and quality of services provided by our network component vendors and providers of general and administrative services. We may also be involved with litigation of claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. In the normal course of business, we may also be subject to claims arising out of our operations, and may file collection claims against delinquent customers. As of the date of this Annual Report, there are no claims or actions pending or threatened against us that, if adversely determined, would have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

Our common stock is listed on the OTC Bulletin Board and trades under the symbol “LCYC.OB.” At the close of business on January 25, 2007, assuming the holders of all InterMetro securities that will receive shares of our common stock pursuant to the Business Combination have exchanged their InterMetro securities, there were 59,575,194 issued and outstanding common shares which were held by approximately 105 shareholders of record, of which 1,300,000 shares were free trading. The balance is restricted stock as that term is used in Rule 144 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

There is currently minimal trading volume for our securities. During the period from October 1 through December 30, 2005, the only period in fiscal years 2005 and 2006 for which common stock quotations are available due to the lack of trade volume, our common stock traded at a high of $0.06 and a low of $0.05 per share. Subsequent to the Business Combination, during the period from January 1 through March 31, 2007, our common stock traded at a high of $2.60 and a low of $1.37. These quotations, as provided by the OTC Bulletin Board, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction prices between dealers.

Dividends

We have not declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our Board of Directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that our Board of Directors considers significant. We currently intend to retain our earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans not approved by security holders	5,714,819	$0.1378	8,903,410

2004 Stock Option Plan

Our Board of Directors voted unanimously to cause the Company to assume all stock options under the 2004 Stock Plan of InterMetro (the “2004 Plan”), which were issued and outstanding immediately prior to the closing of the Business Combination, which closed on or about December 29, 2006. All InterMetro stock options were converted into options to purchase shares of our common stock as of December 29, 2006. Upon the shareholders ratification of the 2004 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission on March 6, 2007, we will freeze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares. The number of outstanding stock options and the exercise prices were adjusted in the same proportion as the exchange ratio for the outstanding common stock in the Business Combination. The exercise periods and other terms and conditions remain the same. Accordingly, as of December 31, 2006, we had stock options to purchase approximately 5,714,819 shares of our common stock outstanding of which approximately 4,836,801 vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and approximately 878,018 of which as follows: 50% on the date of grant and 50% at one year after the date of grant. The exchanged stock options are exercisable for a period of ten years from the date of initial grant by InterMetro at exercise prices ranging from $0.0406 to $0.9738.

For the fiscal year ended December 31, 2006, InterMetro issued stock options to purchase 86,765 shares of InterMetro common stock at an average exercise price of $5.37 per share (exchangeable for stock options to purchase 908,826 shares of our common stock at an average exercise price of $0.513) to employees and directors. As of December 31, 2006, none of the Company’s outstanding stock options have been exercised.

Omnibus Stock and Incentive Plan

On or about January 19, 2007, our Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. Our shareholders will ratify the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission on March 6, 2007. The 2007 Plan allows any of the following types of awards, to be granted alone or in tandem with other awards: (1) Stock options which may be either incentive stock options (“ISOs”), which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options (“NSOs”), which are not intended to meet those requirements; (2) restricted stock which is common stock that is subject to restrictions, including a prohibition against transfer and a substantial risk of forfeiture, until the end of a “restricted period” during which the grantee must satisfy certain vesting conditions; (3) restricted stock units which entitle the grantee to receive common stock, or cash (or other property) based on the value of common stock, after a “restricted period” during which the grantee must satisfy certain vesting conditions or the restricted stock unit is forfeited; (4) stock appreciation rights which entitle the grantee to receive, with respect to a specified number of shares of common stock, any increase in the value of the shares from the date the award is granted to the date the right is exercised; and (5) other types of equity-based compensation which may include shares of common stock granted upon the achievement of performance objectives.

The 2007 Plan will be administered by the Compensation Committee, which will at all times be composed of two or more members of the Board of Directors who are not our employees or consultants. Any employee or director of, or consultant for, us or any of our subsidiaries or other affiliates will be eligible to receive awards under the 2007 Plan. We will reserve 8,903,410 shares of common stock for awards under the 2007 Plan. In addition, on each anniversary of the 2007 Plan’s effective date on or before the fifth anniversary of the closing of this offering, the aggregate number of shares of our common stock available for issuance under the 2007 Plan will be increased by the lesser of (a) 5% of the total number of shares of our common stock outstanding as of the December 31 immediately preceding the anniversary, (b) 4,713,570 shares, or (c) a lesser number of shares of our common stock that our board, in its sole discretion, determines. In general, shares reserved for awards that lapse or are canceled will be added back to the pool of shares available for awards under the 2007 Plan.

Awards under the 2007 Plan are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the Compensation Committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance objectives, or a combination of both. The Compensation Committee also has authority to provide for accelerated vesting upon occurrence of an event such as a change in control. The 2007 Plan specifically prohibits the Compensation Committee from repricing any stock options or stock appreciation rights. In general, awards under the 2007 Plan may not be assigned or transferred except by will or the laws of descent and distribution. However, the Compensation Committee may allow the transfer of NSOs to members of a 2007 Plan participant’s immediate family or to a trust, partnership, or corporation in which the parties in interest are limited to the participant and members of the participant’s immediate family.

The Board of Directors or the Compensation Committee may amend, alter, suspend, or terminate the 2007 Plan at any time. If necessary to comply with any applicable law (including stock exchange rules), we will first obtain stockholder approval. Amendments, alterations, suspensions, and termination of the 2007 Plan generally may not impair a participant’s (or a beneficiary’s) rights under an outstanding award. However, rights may be impaired if necessary to comply with an applicable law or accounting principles (including a change in the law or accounting principles) pursuant to a written agreement with the participant. Unless it is terminated sooner, the 2007 Plan will terminate upon the earlier of June 22, 2016 or the date all shares available for issuance under the 2007 Plan have been issued and vested.

Item 6. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Cautionary Statements

This Annual Report contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Annual Report. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Annual Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)

volatility or decline of our stock price;

(b)

potential fluctuation in quarterly results;

(c)

our failure to earn revenues or profits;

(d)

inadequate capital and barriers to raising capital or to obtaining the financing needed to implement its business plans;

(e)

changes in demand for our products and services;

(f)

rapid and significant changes in markets;

(g)

litigation with or legal claims and allegations by outside parties;

(h)

insufficient revenues to cover operating costs;

(i)

the possibility we may be unable to manage our growth;

(j)

extensive competition;

(k)

loss of members of our senior management;

(l)

our dependence on local exchange carriers;

(m)

our need to effectively integrate businesses we acquire;

(n)

risks related to acceptance, changes in, and failure and security of, technology; and

(o)

regulatory interpretations and changes.

We caution you not to place undue reliance on the statements, which speak only as of the date of this Annual Report. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on behalf of us may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements.

Recent Events

On December 29, 2006, InterMetro completed the Business Combination with Lucy’s Cafe, a public “shell” company, whereby InterMetro became our wholly-owned subsidiary. For financial reporting purposes, InterMetro was considered the accounting acquirer in the Business Combination. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations below are those of InterMetro and do not include Lucy’s Cafe’s historical financial results. All costs associated with the Business Combination were expensed as incurred.

General

We have built a national, private, proprietary voice-over Internet Protocol, or VoIP, network infrastructure offering an alternative to traditional long distance network providers. We use our network infrastructure to deliver voice calling services to traditional long distance carriers, broadband phone companies, VoIP service providers, wireless providers, other communications companies and end users. Our VoIP network utilizes proprietary software, configurations and processes, advanced Internet Protocol, or IP, switching equipment and fiber-optic lines to deliver carrier-quality VoIP services that can be substituted transparently for traditional long distance services. We believe VoIP technology is generally more cost efficient than the circuit-based technologies predominantly used in existing long distance networks and is easier to integrate with enhanced IP communications services such as web-enabled phone call dialing, unified messaging and video conferencing services.

We focus on providing the national transport component of voice services over our private VoIP infrastructure. This entails connecting phone calls of carriers or end users, such as wireless subscribers, residential customers and broadband phone users, in one metropolitan market to carriers or end users in a second metropolitan market by carrying them over our VoIP infrastructure. We compress and dynamically route the phone calls on our network allowing us to carry up to approximately eight times the number of calls carried by a traditional long distance company over an equivalent amount of bandwidth. In addition, we believe our VoIP equipment costs significantly less than traditional long distance equipment and is less expensive to operate and maintain. Our proprietary network configuration enables us to quickly, without modifying the existing network, add equipment that increases our geographic coverage and calling capacity.

During 2006, we enhanced our network’s functionality by implementing Signaling System 7, or SS-7, technology. SS-7 allows access to customers of the local telephone companies, as well as customers of wireless carriers. SS-7 is the established industry standard for reliable call completion, and it also provides interoperability between our VoIP infrastructure and traditional telephone company networks.

For the quarter ended September 30, 2005, which was the last quarter prior to the initiation of our SS-7 network expansion, we had gross margin of approximately 30.0%. As part of the network expansion which began in December 2005, we began purchasing additional network capacity on a fixed-cost and monthly recurring basis. These costs, along with other expenses related to the expansion, such as certain nonrecurring costs for installing these services, are included in our total network expenses for the year ended December 31, 2006. However, we did not begin selling services utilizing the network expansion until the quarter ended June 30, 2006. The increase in network costs without a corresponding increase in revenues was a significant factor in reducing our gross margin to (8.9)% for the year ended December 31, 2006. While we continue to add to capacity, as of September 30, 2006, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure and for the quarter ended December 31, 2006, approximately 50.2% of the minutes carried on our VoIP infrastructure utilized the SS-7 technology. We believe that increasing voice minutes utilizing our network expansion will ultimately generate gross margins approximating those generated prior to the network expansion. A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

We currently estimate that this expansion will allow us to provide approximately 10.2 billion minutes of additional voice services per year on our VoIP infrastructure, based on 60% utilization of the equipment we have connected via dedicated circuits to switches operated by local exchange carriers.

Overview

History. InterMetro was founded as a California corporation in July 2003 and began generating revenue in March 2004. Since that time, we have increased our revenue to approximately $20.1 million for the year ended December 31, 2006 which includes approximately $7.0 million of revenue from our first acquisition.

We increased our employee base from 14 employees at December 31, 2003 to 35 employees as of December 31, 2006. We expect our headcount to continue to grow as our business expands. Our corporate headquarters is located in Simi Valley, California. We lease collocation space for our VoIP equipment in carrier-class telecommunications facilities in metropolitan markets throughout the U.S. and expect to add additional collocation facilities as we expand our VoIP network.

Trends in Our Industry and Business

A number of trends in our industry and business have a significant effect on our operations and our financial results. These trends include:

Increased competition for end users of voice services. We believe there are an increasing number of companies competing for the end users of voice services that have traditionally been serviced by the large incumbent carriers. The competition has come from wireless carriers, competitive local exchange carriers, or CLECs, and interexchange carriers, or IXCs, and more recently from broadband VoIP providers, including cable companies and DSL companies offering broadband VoIP services over their own IP networks. All of these companies provide national calling capabilities as part of their service offerings, however, most of them do not operate complete national network infrastructures. These companies previously purchased national transport services exclusively from traditional carriers, but are increasingly purchasing transport services from us.

Merger and acquisition activities of traditional long distance carriers. Recently, the three largest operators of traditional long distance service networks were acquired by or have merged with several of the largest local wireline and wireless telecommunications companies. AT&T Corp. was acquired by SBC Communications Inc., MCI, Inc. was acquired by Verizon Communications, Inc. and Sprint Corporation and Nextel Communications, Inc. engaged in a merger transaction. While we believe it is too early to tell what effects these transactions will have on the market for national voice transport services, we may be negatively affected by these events if these companies increase their end user bases, which could potentially decrease the amount of services purchased by our carrier customers. In addition, these companies have greater financial and personnel resources and greater name recognition. However, we could potentially benefit from the continued consolidation in the industry, which has resulted in fewer competitors.

Regulation. Our business has developed in an environment largely free from regulation. However, the FCC and many state regulatory agencies have begun to examine how VoIP services could be regulated, and a number of initiatives could have an impact on our business. These regulatory initiatives include, but are not limited to, proposed reforms for universal service, the intercarrier compensation system, FCC rulemaking regarding emergency calling services related to broadband IP devices, and the assertion of state regulatory authority over us. Complying with regulatory developments may impact our business by increasing our operating expenses, including legal fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees applicable to our services. One of the benefits of our implementation of SS-7 technology is to enable us to purchase facilities from incumbent local exchange carriers under switched access tariffs. By purchasing these traditional access services, we help mitigate the risk of potential new regulation related to VoIP. For additional information about these and other regulatory issues we face, see “Regulation” under “Description of Business.”

Our Business Model

Historically we have been successful in implementing our business plan through the expansion of our VoIP infrastructure. Since our inception, we have grown our customer base, including the customers from our recent acquisition, to include over 100 customers, including several large publicly-traded telecommunications companies and retail distribution partners. In connection with the addition of customers and the provision of related voice services, we have expanded our national VoIP infrastructure.

In 2006, we also began to dedicate significant resources to acquisition growth, completing our first acquisition in March 2006. We acquired ATI to add minutes to our network and to access new sales channels and customers. We plan to grow our business through direct sales activities and potentially through acquisitions.

We have experienced rapid year-over-year revenue growth since we began offering our VoIP services in the Los Angeles metropolitan market in March 2004. Our revenue increased over ten-fold from $1.9 million in 2004 to $20.1 million in 2006 and our network costs during the same periods were $1.4 million and $21.9 million, respectively. We had net losses of $(2.7) million in 2004, $(1.1) million in 2005 and $(13.9) million in 2006. Our increased losses for the year ended December 31, 2006 were primarily related to the cost of transitioning our customer base to our SS-7 technology, increased fixed monthly network costs that have been put in place to accommodate the future growth of our business and stock-based charges totaling $2.7 million for the year.

Revenue. We generate revenue primarily from the sale of voice minutes that are transported across our VoIP infrastructure. In addition, ATI, as a reseller, generates revenues from the sale of voice minutes that are currently transported across other telecom service providers’ networks, however, we intend to migrate some of these revenues on to our VoIP infrastructure. We negotiate rates per minute with our carrier customers on a case by case basis. The voice minutes that we sell through our retail distribution partners are typically priced at per minute rates, are packaged as calling cards and are competitive with traditional calling cards and prepaid services. Our carrier customer services agreements and our retail distribution partner agreements are typically one year in length with automatic renewals. We generally bill our customers on a weekly or monthly basis with either a prepaid balance required at the beginning of the week or month of service delivery or with net terms determined by customers’ creditworthiness. Factors that affect our ability to increase revenue include:

•

Changes in the average rate per minute that we charge our customers.

Our voice services are sold on a price per minute basis. The rate per minute for each customer varies based on several factors, including volume of voice services purchased, a customer’s creditworthiness, and, increasingly, use of our SS-7 based services, which are priced higher than our other voice transport services.

•

Increasing the net number of customers utilizing our VoIP services.

Our ability to increase revenue is primarily based on the number of carrier customers and retail distribution partners that we are able to attract and retain, as revenue is generated on a recurring basis from our customer base. We expect increases in our customer base primarily through the expansion of our direct sales force and our marketing programs. Our customer retention efforts are primarily based on providing high quality voice services and superior customer service. We expect that the addition of SS-7 based services to our network will significantly increase the universe of potential customers for our services because many customers will only connect to a voice service provider through SS-7 based interconnections.

•

Increasing the average revenue we generate per customer.

We increase the revenue generated from existing customers by expanding the number of geographic markets connected to our VoIP infrastructure. Also, we are typically one of several providers of voice transport services for our larger customers, and can gain a greater share of a customer’s revenue by consistently providing high quality voice service.

•

Acquisitions.

We expect to expand our revenue base through the acquisition of other voice service providers. We plan to continue to acquire businesses whose primary cost component is voice services or whose technologies expand or enhance our VoIP service offerings.

We expect that our revenue will increase in the future primarily through the addition of new customers gained from our direct sales and marketing activities and from acquisitions.

Network Costs. Our network, or operating, costs are primarily comprised of fixed cost and usage based network components. In addition, ATI incurs usage based costs from its underlying telecom service providers. We generally pay our fixed network component providers at the beginning or end of the month in which the service is provided and we pay for usage based components on a weekly or monthly basis after the delivery of services. Some of our vendors require a prepayment or a deposit based on recurring monthly expenditures or anticipated usage volumes. Our fixed network costs include:

•

Competitive local exchange carrier costs .

The interconnections between our VoIP infrastructure and our customers’ end users, as well as our retail customers, have historically been purchased on a monthly recurring fixed cost basis from competitive local exchange carriers, or CLECs. Historically, CLEC interconnections have been our largest component of fixed network costs. During 2006, we transitioned our business by replacing our CLEC interconnections with SS-7 based interconnections, discussed below. However, until the quarter ended September 30, 2006, we maintained a portion of these services to provide a transition for existing customers who purchase our SS-7 services. Having both the CLEC and SS-7 services running simultaneously significantly increased our network costs as a percentage of revenue and correspondingly decreased our gross margin during the year ended December 31, 2006.

•

SS-7 based interconnection costs.

During the first nine months of 2006, we added a significant amount of capacity, measured by the number of simultaneous phone calls our VoIP infrastructure can connect in a geographic market, by connecting directly to local phone companies through SS-7 based interconnections purchased on a monthly recurring fixed cost basis. As we expand our network capacity and expand our network to new geographic markets, SS-7 based interconnection capacity will be the primary component of our fixed network costs. Until we are able to increase revenues based on our SS-7 services, these fixed costs will significantly reduce the gross profit earned on our revenue.

•

Other fixed costs.

Other significant fixed costs components of our VoIP infrastructure include private fiber-optic circuits and private managed IP bandwidth that interconnect our geographic markets, monthly leasing costs for the collocation space used to house our networking equipment in various geographic markets, local loop circuits that are purchased to connect our VoIP infrastructure to our customers and usage based vendors within each geographic market. Other fixed network costs include depreciation expense on our network equipment and monthly subscription fees paid to various network administrative services.

The usage based cost components of our network include:

•

Off-net costs.

In order to provide services to our customers in geographic areas where we do not have existing or sufficient VoIP infrastructure capacity, we purchase transport services from traditional long distance providers and resellers, as well as from other VoIP infrastructure companies. We refer to these costs as “off-net” costs. Off-net costs are billed on a per minute basis with rates that vary significantly based on the particular geographic area to which a call is being connected.

•

SS-7 based interconnections with local carriers.

The SS-7 based interconnection services we began purchasing during the first quarter of 2006, and those we intend to purchase for the provision of a majority of our future services, include a usage based, per minute cost component. The rates per minute for this usage based component are significantly lower than the per minute rates for off-net services. We expect that the usage based costs for SS-7 services will become the largest cost component of our network as we grow revenue utilizing SS-7 technology.

Our fixed-cost network components generally do not experience significant price fluctuations. Factors that affect these network components include:

•

Efficient utilization of fixed-cost network components.

Our customers utilize our services in identifiable fixed daily and weekly patterns. Customer usage patterns are characterized by relatively short periods of high volume usage, leaving a significant amount of time during each day where the network components remain idle.

Our ability to attract customers with different traffic patterns, such as customers who cater to residential calling services, which typically spike during evening hours, with customers who sell enterprise services primarily for use during business hours, increases the overall utilization of our fixed-cost network components. This decreases our overall cost of operations as a percentage of revenues.

• Strategic purchase of fixed-cost network components.

Our ability to purchase the appropriate amount of fixed-cost network capacity to (1) adequately accommodate periods of higher call volume from existing customers, (2) anticipate future revenue growth attributed to new customers, and (3) expand services for new and existing customers in new geographic markets is a key factor in managing the percentage of fixed costs we incur as a percentage of revenue.

From time to time, we also make strategic decisions to add capacity with newly deployed technologies, such as the SS-7 based services, which require purchasing a large amount of network capacity in many geographic markets prior to the initiation of customer revenue.

We expect that both our fixed-cost and usage based network costs will increase in the future primarily due to the expansion of our VoIP infrastructure and use of off-net providers related to the expected growth in our revenues.

Our usage based network components costs are affected by:

•

Fluctuations in per minute rates of off-net service providers.

Increasing the volume of services we purchase from our vendors typically lowers our average off-net rate per minute, based on volume discounts. Another factor in the determination of our average rate per minute is the mix of voice services we use by carrier type, with large fluctuations based on the carrier type of the end user which can be local exchange carriers, wireless providers or other voice service providers.

•

Sales mix of our VoIP infrastructure capacity versus off-net services.

Our ability to sell services connecting our on-net geographic markets, rather than off-net areas, affects the volume of usage based off-net services we purchase as a percentage of revenue.

•

Acquisitions of telecommunications businesses.

We expect to continue to make acquisitions of telecommunications companies. As we complete these acquisitions and add an acquired company’s traffic and revenue to our operations, we may incur increased usage based network costs. These increased costs will come from traffic that remains with the acquired company’s pre-existing carrier and from any of the acquired company’s traffic that we migrate to our SS-7 services or our off-net carriers. We may also experience decreases in usage based charges for traffic of the acquired company that we migrate to our network. The migration of traffic onto our network requires network construction to the acquired company’s customer base, which may take several months or longer to complete.

Sales and Marketing Expense. Sales and marketing expenses include salaries, sales commissions, benefits, travel and related expenses for our direct sales force, marketing and sales support functions. Our sales and marketing expenses also include payments to our agents that source carrier customers and retail distribution partners. Agents are primarily paid commissions based on a percentage of the revenues that their customer relationships generate. In addition, from time to time we may cover a portion or all of the expenses related to printing physical cards and related posters and other marketing collateral. All marketing costs associated with increasing our retail consumer user base are expensed in the period in which they are incurred. We expect that our sales and marketing expenses will increase in the future primarily due to increases in our direct sales force.

General and Administrative Expense. General and administrative expenses include salaries, benefits and expenses for our executive, finance, legal and human resource personnel. In addition, general and administrative expenses include fees for professional services, occupancy costs and our insurance costs, and depreciation expense on our non-network depreciable assets. In addition, our general and administrative expenses include stock-based compensation on option grants to our employees and options and warrant grants to non-employees for goods and services received.

Results of Operations

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Period From July 22, 2003 (Inception) to December 31, 2003	Year Ended December 31,
		2004	2005	2006

Net revenues	—%	100%	100%	100%
Network costs	—	76	70	109
Gross profit	—	24	30	(9)
Operating expenses:
Sales and marketing	—	17	6	10
General and administrative	—	127	28	41
Total operating expenses	—	144	34	51

Operating loss	—	(120)	(4)	(60)

Interest expense	—	25	7	9
Loss before provision for income tax	—	(145)	(11)	(69)

Net loss	—	(145)%	(11)%	(69)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2006

Net Revenues. Net revenues increased $9.5 million, or 90.1%, from $10.6 million for the year ended December 31, 2005 to $20.1 million for the year ended December 31, 2006. The increase in net revenues was primarily attributable to growth in net revenues from carrier customers. Approximately $10.3 million, or 51.3%, of our 2006 revenues came from new customers including new customers added through our direct sales force, customers acquired through the ATI acquisition and the ramp up of revenues generated through retail calling card sales, which represented $1.3 million, $7.0 million and $2.0 million of the increase, respectively. New customer revenue growth was offset by a decrease in customer revenues from customers acquired prior to January 1, 2006 of $(787,000), which included a decrease of $(1.8) million from the loss of three customers that encountered financial difficulties while all other existing customer revenues increased by $1.0 million, primarily from increased usage of SS-7 network technology. Revenues for the year ended December 31, 2006 were negatively impacted by one time credits and marketing discounts given in the quarter ended December 31, 2006 of $(239,000) related to the ramp up of revenue on SS-7 technology. The SS-7 technology was deployed in 2006, so there was no impact from these items for the year ended December 31, 2005.

Network Costs. Network costs increased $14.5 million, or 197.8%, from $7.4 million for the year ended December 31, 2005 to $21.9 million for the year ended December 31, 2006, primarily due to network expansion related to the addition of SS-7 technology, off-net costs incurred for the customers acquired through the ATI acquisition, increased network traffic sent to international destinations and increased use of third party networks to terminate calls, which increased network costs by $4.5 million, $6.0 million, $1.2 million and $1.2 million, respectively. The increase in network costs from SS-7 technology included approximately $1.9 million for monthly fixed cost network components and $2.6 million for per minute and per call variable costs paid to local exchange carriers. The increase in international and third party domestic network costs was due in part to increased revenue from retail calling card services.

Network costs in 2006 included $1.0 million for usage based charges from competitive local exchange carriers who applied these charges primarily to offset access fees charged to them by the incumbent local exchange carriers. During 2006, incumbent carriers began to aggressively pursue collection of per minute access fees from competitive local exchange carriers for calls that left the local market through competitive local exchange carrier facilities. The ability for incumbent local exchange carriers to apply access fees to these types of calls has historically been debated in front of the FCC. Approximately $889,000 of these usage based charges were incurred in the six months ended June 30, 2006, as we significantly reduced our purchase of competitive local exchange carrier services in the second-half of 2006 due to increased usage of SS-7 based network components. The usage based charges related to this issue were $30,000 for the year ended December 31, 2005.

Gross margin decreased from 30.5% for the year ended December 31, 2005 to a gross margin loss of (8.9)% for the year ended December 31, 2006. This decrease in gross margin was attributable to the deployment of SS-7 based technology in the network which was significantly underutilized during 2006, payments during 2006 for unutilized competitive local carrier network facilities that were purchased under committed term agreements, substantially all of which have been eliminated by year end, and increased off-net based revenue primarily from the acquisition of ATI which had a 14.7% gross margin for the nine months ended December 31, 2006.

Depreciation expense included within network costs for the year ended December 31, 2005 was $558,000
(5.3% of net revenues) as compared to $734,000 (3.7% of net revenues) for the year ended December 31, 2006.

Sales and Marketing. Sales and marketing expenses increased $1.4 million, or 213.4% from $668,000 for the year ended December 31, 2005 to $2.1 million for the year ended December 31, 2006. Sales and marketing expenses as a percentage of net revenues were 6.3% and 10.4% for the years ended December 31, 2005 and 2006, respectively. The increase in sales and marketing expenses for the year ended December 31, 2006 principally related to $726,000 of sales and marketing expenses added through the acquisition of ATI, primarily for commissions paid to outside sales agents, which is ATI’s primary selling cost. Additionally, sales and marketing expenses increased due to increased retail calling card revenue, increased usage of print advertising and increased presence at industry trade shows, which increased sales and marketing expenses by $283,000, $97,000 and $77,000, respectively. Sales and marketing expenses included stock-based charges related to warrants and stock options of $97,000 for the year ended December 31, 2006.

General and Administrative. General and administrative expenses increased $5.3 million, or 175.0% from $3.0 million for the year ended December 31, 2005 to $8.3 million for the year ended December 31, 2006. General and administrative expenses as a percentage of net revenues were 28.4% and 41.0% for the years ended December 31, 2005 and 2006, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $443,000 and $1.7 million for the years ended December 31, 2005 and 2006, respectively, and included $2.2 million for the one-time write off of expenses related to InterMetro’s initial public offering, which was withdrawn prior to the Business Combination with Lucy’s Cafe, for the year ended December 31, 2006. General and administrative expenses before stock-based charges and initial public offering expenses increased $1.8 million, or 69.0%, from $2.6 million for the year ended December 31, 2005 to $4.3 million for the year ended December 31, 2006. General and administrative expenses before stock-based charges and initial public offering expenses as a percent of net revenues were 24.2% and 21.5% for the years ended December 31, 2005 and 2006, respectively. The increase in general and administrative expenses before stock-based charges and initial public offering expenses for the year ended December 31, 2006 principally related to increased legal expenses, increased payroll from higher headcount, increased general and administrative expenses from the acquisition of ATI, primarily payroll, and a one-time bad debt charge in the second quarter for a former ATI customer, which accounted for $159,000, $556,000, $572,000 and $125,000 of the increase, respectively.

Interest Expense. Interest expense increased $1.1 million, or 168.5%, from $665,000 for the year ended December 31, 2005 to $1.8 million for the year ended December 31, 2006. Approximately $906,000 of the increase in interest expense was attributable to stock-based charges for the amortization of debt discount and the issuance of warrants in connection with our January 2006 Series A Notes financing and the issuance of warrants in connection with our December 2006 credit facility financing. Interest expense for the year ended December 31, 2006 also included interest related to equipment financing agreements and leases, interest and fees for bridge notes, and interest related to our Series A Notes of $195,000, $221,000 and $317,000, respectively. The Series A Notes were exchanged for shares of common stock in December 2006 and all outstanding principal, interest on fees payable on the December 2006 credit facility were repaid in January 2007.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005

Net Revenues. Net revenues increased $8.7 million, or 462.6%, from $1.8 million for the year ended December 31, 2004 to $10.6 million for the year ended December 31, 2005. The increase in net revenues was primarily attributable to growth in net revenues from carrier customers, both in net revenues generated from carrier customers existing at December 31, 2004 and new customers which interconnected during the year. Approximately 45% of our 2005 revenues came from new customers and substantially all new customers were added through our direct sales force. Growth in revenues from existing customers came from both increased sales in existing markets and sales in additional metropolitan markets.

Network Costs. Network costs increased $5.9 million, or 414.7%, from $1.4 million for the year ended December 31, 2004 to $7.4 million for the year ended December 31, 2005, primarily due to additional network expansion and growth in minutes from existing and new carrier customers. The usage based, or variable, cost increases were primarily the result of an increase in off-net costs from existing and new customers. The fixed cost components of our network expansion included CLEC interconnections, private fiber-optic circuits, monthly leasing costs for the collocation space and local loop circuits for existing and new customers and for potential future customers. Gross margin increased from 24% for the year ended December 31, 2004 to 30% for the year ended December 31, 2005. This increase in gross margin was attributable principally to the expansion of new on-net markets.

Depreciation expense included within network costs for the year ended December 31, 2004 was $153,000
(8.1% of net revenues) as compared to $558,000 (5.3% of net revenues) for the year ended December 31, 2005. Included in our network costs were $34,000 (1.8% of net revenues) for the year ended December 31, 2004, as compared to $128,000 (1.2% of net revenues) for the year ended December 31, 2005, related to our network expansion.

Sales and Marketing. Sales and marketing expenses increased $350,000, or 110.0%, from $318,000 for the year ended December 31, 2004 to $668,000 for the year ended December 31, 2005. Sales and marketing expenses as a percent of net revenues were 16.9% and 6.3% for the years ended December 31, 2004 and 2005, respectively. The increase in sales and marketing expenses for the year ended December 31, 2005 principally related to increases in our direct costs related to our sales and marketing efforts (including product placement and consulting services), advertising, our participation in industry trade shows and other customer related expenses during the year of approximately $218,000, $60,000 and $27,000, respectively.

General and Administrative. General and administrative expenses increased $611,000, or 25.6%, from
$2.4 million for the year ended December 31, 2004 to $3.0 million for the year ended December 31, 2005. General and administrative expenses as a percent of net revenues were 127.1% and 28.4% for the years ended December 31, 2004 and 2005, respectively. The increase in general and administrative expenses for the year ended December 31, 2005 principally related to an increase in payroll and payroll-related expenses, travel, and insurance due to the addition of new employees and the growth in our business of $260,000, $74,000 and $43,000, respectively.

We also include the non-cash compensation relating to options granted to our employees (other than sales employees), which increased $206,000, or 86.9%, from $237,000 for the year ended December 31, 2004 to $443,000 for the year ended December 31, 2005. The increase from the year ended December 31, 2004 as compared to the year ended December 31, 2005 relates primarily to an increase in non-cash charges recognized on our option grants to employees, consultants and for purchases of equipment of $206,000.

Interest Expense. Interest expense increased $195,000, or 41.6%, from $470,000 for the year ended December 31, 2004 to $665,000 for the year ended December 31, 2005. The increase in interest expense was attributable to our convertible promissory notes sold in June 2004 and November 2004 (which will continue to accrue interest until converted with the note principal into our equity), financing costs associated with the equipment draws for the network expansion under our strategic agreement.

Liquidity and Capital Resources

At December 31, 2006 we had $151,000 in cash, not including $10.2 million held in escrow pending exchange of closing documents for our December 29, 2006 private placement of common stock to institutional investors.

Significant changes in cash flows from December 31, 2006 as compared to December 31, 2005 are as follows:

Net cash used in operating activities was $3.4 million for the year ended December 31, 2006 as compared to net cash provided by operating activities of $1.3 million for the year ended December 31, 2005. The more significant changes related to our net loss for the year ended December 31, 2006 of approximately $13.9 million, depreciation and other non-cash charges of approximately $3.7 million, increases in our deferred revenues of $876,000, accounts payable of $5.0 million and accrued expenses of $975,000. The increase in our accounts payable and accrued expenses principally related to increases in amounts due to our professional services of approximately $1.8 million

(principally, costs incurred in connection with our initial public offering which was subsequently withdrawn in December 2006) and amounts due under our strategic agreements of $586,000 and $1.8 million relating to our acquisition of ATI.

Net cash used in investing activities for the year ended December 31, 2006 was $21,000 as compared to $821,000 for the year ended December 31, 2005 and was attributable to purchases of property and equipment offset by the return of the restricted cash securing our line of credit facility which was repaid in September 2006.

Net cash provided by financing activities for the year ended December 31, 2006 was $3.0 million as compared to cash used in financing activities of $211,000 for the year ended December 31, 2005. Net cash for the year ended December 31, 2006 included the net proceeds from the sale of our Series A convertible promissory notes of $565,000, the net proceeds from the sale of our preferred stock of $1.0 million and cash of $459,000 held by ATI when we acquired it offset by the repayment of principal of our capital lease obligations of $223,000 during such period. In addition, we received proceeds of $1.1 million from borrowings under credit facilities with related parties.

Significant changes in cash flows for the year ended December 31, 2005 as compared to the year ended December 31, 2004 are as follows:

Net cash provided by operating activities was $1.3 million for the year ended December 31, 2005 as compared to net cash used in operating activities of $(1.1) million for the year ended December 31, 2004. The more significant changes related to our net loss for year ended December 31, 2005 of $(1.1) million, depreciation and other non-cash charges of approximately $1.1 million, increases in our deferred revenues of $137,000, accounts payable and accrued expenses of $1.7 million, and a decrease of $27,000 in our other long-term assets, offset by an increase in accounts receivable, net of $322,000 and increase in our deposits held by others of $166,000. The increases in our accounts payable and accrued expenses is primarily comprised of increases in (a) the amounts due under our strategic agreement of approximately $451,000, (b) funds held to be remitted to payphone service providers of approximately $203,000 and (c) accrued interest due on the convertible promissory notes of approximately $179,000. Such increases are a result of the overall increase in the growth of our business.

Net cash used in investing activities for the year ended December 31, 2005 was $(821,000) as compared to $(419,000) for the year ended December 31, 2004, and is attributable to purchases of property and equipment.

Net cash used in financing activities for the year ended December 31, 2005 was ($211,000) as compared to cash provided by financing activities of $796,000 for the year December 31, 2004. Net cash included the net proceeds from the sale of our convertible promissory notes of $917,000 for the year ended December 31, 2004 (there we no sales of our convertible promissory notes in the year ended December 31, 2005) offset by the repayment of principal of our capital lease obligations of $241,000 and $121,000 for the years ended December 31, 2005 and 2004, respectively.

We currently anticipate that our existing cash, the net proceeds from the private placement completed on December 29, 2006 and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next 12 months and to fund all of our long-term commitments beyond the next 12 months. See “Contractual Obligations.”

Our long-term operating cash requirements include the capital necessary to fund the expansion of capacity and continuing implementation of SS-7 technology in our existing metropolitan markets as well as expansion of our network infrastructure to additional metropolitan markets. We expect cash flow from operating activities of our existing network to offset the negative cash flow from operating activities and cash spent on financing of our capacity and metropolitan market expansions. We intend to adhere to a go-forward policy of fully funding all network infrastructure expansions in advance and intend to expand while maintaining sufficient cash to cover our projected needs. To the extent our plans change, we may need to seek additional funding by accessing the equity or debt capital markets. There is uncertainty regarding whether some of our VoIP services should be classified as telecommunications services. Any VoIP services so classified may be subject to third-party access charges, taxes and fees. If access charges, taxes and fees are imposed on services we have provided or continue to provide, it could have a material adverse effect on our results of operations and financial condition. We do not believe, however, that there would be substantial impairment of our liquidity.

In addition, we may pursue acquisitions that require a portion or all of our cash on hand to complete and may also require us to seek additional funding. Our net losses to date may prevent us from obtaining additional funds on favorable terms or at all. Because of our history of net losses and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the debt capital markets. If additional funds were raised through the issuance of convertible debt or equity securities, the percentage of stock owned by our then-current stockholders would be reduced. Furthermore, such convertible debt and equity securities may have rights, preferences or privileges senior to those of our then-current equity securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Credit Facilities

In February 2005, we executed an agreement with a commercial bank for a $30,000 revolving credit facility to be used for general working capital. Interest on the outstanding balance accrued at an annual rate of 2.5% above the bank’s prime rate. We were required to maintain a $30,000 balance in an account with the bank (in which the bank has a security interest) as collateral for this loan. We are also required to pay the bank on a monthly basis an unused line fee on the unused portion of this line at an annual rate of 0.625%. This credit facility was repaid in full in September 2006.

In August 2006, we entered into unsecured credit facilities of an aggregate of $525,000, with certain of our directors and officers, for general working capital. The facilities have one-year maturities and accrue interest on outstanding principal at 10% per annum compounded monthly. Principal and accrued interest are payable on August 31, 2007. We are also required to pay an origination fee of 7.25% of the maximum principal amount outstanding (during the term) on August 31, 2007 (or at the time of prepayment) and lender legal fees and other expenses of $9,500, or less, for each credit facility. Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 15%, in addition to principal and accrued interest. In August and October 2006, we took advances of $450,000 and $75,000 under these facilities, respectively, and in January 2007 we repaid all of these facilities and all accrued fees and interest.

On or about December 14, 2006, we entered into a Term Credit Agreement pursuant to which we borrowed $600,000 from The Hunter Fund Limited bearing no interest as long as there is no default, and all principal and accrued interest was to be payable on the earlier of (i) the closing of the Private Placement, or (ii) six months from the date of funding, or (iii) the effective date of the termination of the placement agent. We paid a bridge loan origination fee of $42,000 on the closing and were obligated to pay an additional fee of $75,000 on the maturity date of the loan. The financing was secured by certain of our assets. We were also obligated to pay $10,000 for the lender’s legal fees. Under the Term Credit Agreement, we were also obligated to issue the lender warrants to purchase 600,000 shares of our common stock with an exercise price of $0.60 per share, an exercise period of three years from the date of issuance and a cashless exercise feature. The bridge loan principal and all related fees and expenses were repaid in January 2007.

Leases

In February 2004, we entered into a non-cancelable lease agreement to purchase network equipment, software and other equipment up to $465,000. In connection with entering into this lease facility, we issued to the lessor a warrant to purchase 143,261 shares of our common stock at an exercise price of $0.162 per share, as adjusted for the Business Combination. In August 2005 and April 2006, we entered into similar non-cancelable lease agreements to purchase network equipment, software and other equipment up to an additional $300,000 in each lease. In connection with the August 2005 lease facility, we issued a warrant to purchase 56,018 shares of our common stock at an exercise price of $0.268 per share, as adjusted for the Business Combination. In May 2006, in conjunction with entering into a lease, we issued a warrant to purchase 21,567 shares of our common stock at an exercise price of $0.974 per share, as adjusted for the Business Combination. The future minimum lease payments are discounted using interest rates of 18% to 28% over 18 to 30 months.

Critical Accounting Policies and the Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition. We recognize our VoIP services revenues when services are provided, primarily on usage. Revenues derived from sales of calling cards through related distribution partners are deferred upon the sale of the cards. These deferred revenues are recognized as revenues generally when all usage of the cards occurs. We recognize revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant performance obligations remain for us and collection of the related receivable is reasonably assured. Our deferred revenues consist of fees received or billed in advance of the delivery of the services or services performed in which cash receipt is not reasonably assured. This revenue is recognized when the services are provided and no significant performance obligations remain or when cash is received for previously performed services. We assess the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. Generally, we do not request collateral from our customers. If we determine that collection of revenues are not reasonably assured, we defer the recognition of revenue until the time collection becomes reasonably assured, which is generally upon receipt of cash.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation,” issued in 1995. Prior to the adoption of SFAS 123(R), we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions and related interpretations of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). We adopted SFAS 123(R) applying the “modified prospective transition method” under which we continue to account for nonvested equity awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption, that is, we would continue to apply APB 25 in future periods to equity awards outstanding at the date we adopted SFAS 123(R).

Under the provisions of SFAS 123(R), we elected to continue to recognize compensation cost for our employees under the minimum value method of APB 25 and to comply with the pro forma disclosure requirements under SFAS 123(R) for all options granted prior to January 1, 2006. Stock-based employee compensation cost is reflected in net loss related to common stock options if options granted under the 2004 Plan have an exercise price below the deemed fair market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using various assumptions. Expected volatility is based on the historical volatility of a peer group of publicly traded entities. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Since January 1, 2006, our stock-based compensation has been based on the balance of deferred stock-based compensation for unvested awards at January 1, 2006, using the intrinsic value as previously recorded under APB 25, and the fair value of the awards on the date of grant for awards after January 1, 2006. The adoption of SFAS No. 123(R) has resulted and will continue to result in higher amounts of stock-based compensation for awards granted after January 1, 2006 than would have been recorded if we had continued to apply the provisions of APB 25. During the year ended December 31, 2006, we recognized $204,000 relating to the amortization of the remaining balance of the deferred stock-based compensation, calculated using the intrinsic value. Additionally, we recognized $274,000 during the year ended December 31, 2006 relating to the fair value of the options granted after January 1, 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for the year ended December 31, 2006 was $320,000 higher than if we had continued to account for share-based compensation under APB 25.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” All transactions involving goods or services as the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily measured. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

The following presents a summary of stock option grants since January 1, 2004, as adjusted for the Business Combination:

Replacement for Grants Made During Quarter Ended	Number of Options Granted	Weighted- Average Exercise Price	Weighted- Average Intrinsic Value per Share	Weighted- Average Fair Value per Share

March 31, 2004	3,635,304	$0.041	$—	$0.041
September 30, 2004	554,536	$0.041	$0.171	$0.212
September 30, 2005	277,273	$0.220	$0.592	$0.811
December 31, 2005	338,885	$0.268	$0.624	$0.893
March 31, 2006	797,924	$0.453	$0.521	$0.974
June 30, 2006	110,895	$0.974	$0.745	$1.718
September 30, 2006	—	$—	$—	$—
December 31, 2006	—	$—	$—	$—

For the options granted prior to January 1, 2006, the intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period). For those options granted January 1, 2006 and thereafter, compensation expense was determined based on the fair value of the options and is being recognized in our Consolidated Statement of Operations over the applicable vesting period (which equals the service period).

The fair value of the common stock for options granted between January 2004 and September 2004 was estimated contemporaneously by the Board of Directors, with input from management. We did not obtain contemporaneous valuations by an unrelated valuation specialist because during this period we had limited operations and managerial resources which were focused on commencing revenue streams from customers and executing on our business plan to build out network facilities.

We performed various analyses at the time options were granted to assist our Board of Directors in establishing exercise prices. Determining the fair value of our stock requires making complex and subjective judgments. We retrospectively engaged an unrelated valuation specialist to determine the value of our common stock as of September 30, 2005 and March 31, 2006. As part of our year-end closing process, we re-assessed our interim valuations performed on our common stock for option grants.

Our internal approach to valuation during these periods was based on standard business valuation approaches, including discounted future cash flow analysis which used our estimates of revenues, driven by market growth rates and estimated costs, as well as appropriate discount rates. In addition, we performed capital markets analyses by identifying publicly traded companies considered sufficiently comparable to us. In addition, our internal approach to valuation considered the value implied by our convertible note financings, the accretive value of our business from various milestones (key management hires, volume thresholds (minutes, revenues, new markets, etc.), inroads into the retail distribution channels, positive cash flow, etc.) and market factors.

Our unrelated valuation specialist generally utilizes four standard business valuation approaches: discounted cash flow, capital market, business transaction and asset accumulation approach. The methods ultimately selected for each individual business valuation depends upon the valuation specialist’s judgment and experience with similar valuations, and also upon the quantity and quality of available financial, operational, and industry data. With respect to us, the valuation specialist utilized the discounted cash flow method and the capital markets approach. The discounted cash flow method provided a reliable means of representing the fair market value of the equity through the potential operating results of the Company on a going concern basis. The capital market approach was utilized because they were able to identify publicly traded guideline companies considered sufficiently comparable to us.

Our unrelated valuation specialist informed us that it also considered other valuation approaches (the asset accumulation and the business transaction approach); however, these approaches were considered but not utilized as they were not deemed appropriate methodologies for valuing our business.

The discounted cash flow approach involves forecasting the cash flows to invested capital that a typical buyer of us would anticipate receiving through continued operations over a five-year period. Cash flows to invested capital are defined as earnings before interest and taxes, less corporate income tax obligations, plus non-cash expenses, plus or minus changes in working capital, less capital expenditures. These projected invested capital cash flows are discounted to their present value and are then added to the residual value of the fifth year projected invested capital cash flow. The residual value of the fifth year is calculated by capitalizing the invested capital cash flow projected in the sixth year and discounting that value to present value using the discount rate. The capitalization rate is calculated by subtracting the projected long-term growth rate from the discount rate. The discount rate is the required rate of return for all invested capital. In calculating the discount rate in connection with our valuation the unrelated valuation specialist considered the weighted average cost of capital. The weighted average cost of capital is based upon our invested capital structure, with a weighting on equity and a weighting on interest bearing debt. This analysis estimates the fair market value of the total enterprise (invested capital). The fair market value of the equity would be calculated by subtracting the interest bearing debt from the fair market value of the invested capital. Risks associated with achieving our forecasts were assessed in selecting the appropriate discount rates. If different discount rates had been used, the valuations would have been different.

The capital market approach uses direct comparisons to other enterprises and their equity securities to estimate the fair value of the common shares of privately issued securities. The capital market approach bases the fair value measurement on what other similar enterprises or comparable transactions indicate their values to be. Under this approach, the valuation by unrelated parties in comparable enterprises is examined. In estimating the value of our common stock using the capital market approach, an analysis of the risk, return and growth characteristics of an investment in us, as compared to an investment in the selected guideline public companies. From an investment standpoint, companies may be similar even though engaged in a rather broad variety of operations. The search for companies included a review of data available from Standard & Poor’s Corporation, Compact Disclosure, Dow Jones News Retrieval Service and Media General Financial Services, which contain relevant financial and operating information on actively traded public companies. Important to the analysis was the selection of guideline companies from which reliable comparisons to us may be made. In making their selections, the unrelated valuation specialist indicated that it considered the following four characteristics:

•

The company had to be engaged in the telecommunication services industry with initiatives in VoIP.

•

The company’s common stock had to be publicly traded.

•

The trading market of the company had to be relatively active.

•

The company’s financial information had to be made known to the public.

The unrelated valuation specialist indicated that, based on these criteria and researching numerous companies, companies which are engaged in some way in the telecommunications services industry are comparable. While these companies may not be in the exact same business, their business risk and customer base may be comparable. For these companies, market ratios or multiples were calculated, which the unrelated valuation specialist believed to be relevant in these circumstances.

As disclosed more fully in Note 9 to the consolidated financial statements, we granted stock options with exercise prices of $2.30 to $10.20 per share (replaced with stock options for Company common stock with exercise prices of $0.220 to $0.974 per share upon assumption of the 2004 Plan) during the 24 months ended December 31, 2006. Also, as disclosed, we determined that the fair value of InterMetro common stock increased from $2.30 to $10.47 per share during that period (equivalent to Company common stock per share values of $0.220 to $1.00). We experienced various key milestones in our business during the 24 months ended December 31, 2006 that were indicative of our accretive value during this period, including:

•

We engaged an unrelated valuation specialist to assist us in our re-assessment of the valuation of our common stock, who provided its determination of the market value, on a minority, non-marketable interest basis, as of September 30, 2005, was $8.50 per share (equivalent to a Company common stock per share value of $0.811).

•

We added our first key executive (V.P. of Business and Legal Affairs) since December 2003 during the quarter ended September 30, 2005.

•

We added another key executive (V.P. of Mergers & Acquisitions) during the quarter ended December 31, 2005.

•

We noted increases in valuation of identified comparable companies.

•

We engaged an unrelated valuation specialist to assist us in our re-assessment of the valuation of our common stock, who provided its determination of the market value, on a minority, non-marketable interest basis, as of March 31, 2006, was $10.20 per share (equivalent to a Company common stock per share value of $0.974).

•

During Fall 2005, we implemented a strategy to develop SS-7 capability into our network, specifically, the planning of the roll-out identified markets, execution of ordering equipment and network services, etc. During the quarter ended March 31, 2006, we completed the first metropolitan market build-out of SS-7 technology and began generating revenues, implementation costs and other expenses within projected levels. (See following paragraph for additional discussion.)

•

We commenced discussions with a potential retail partner. (See following paragraph for additional discussion.)

In addition to the processes discussed above with respect to the various key milestones and the engagement of an unrelated valuation specialist to assist us in our determination of the fair value of our common stock as of March 31, 2006, several significant factors account for the valuation of $10.20 per share of our common stock (equivalent to a Company common stock per share value of $0.974), which includes:

•

Completion of the Advanced Tel, Inc. (“ATI”) Acquisition. On March 31, 2006, we completed the acquisition of ATI, a switchless reseller of wholesale long distance services. On a pro forma basis for the 12 months ended December 31, 2005 and for the three months ended March 31, 2006, ATI represented approximately 43% and 39% of our consolidated revenues, respectively. In addition, the completion of the ATI acquisition provided us with a platform for future reseller acquisitions, access to new sales channels and expertise in the reseller market.

•

SS-7 Network Build-out. In the fall of 2005, we began to develop and implement technology to connect our network directly to local telephone companies and wireless networks in the major metropolitan markets that we serve through the addition of SS-7 capabilities to our VoIP infrastructure. SS-7 technology allows access to the customers of the local telephone companies. The combination of SS-7 technology and direct local telephone company interconnections allows us to offer additional services to our customers and we believe makes it easier for potential customers that use long distance companies to transition their voice traffic to our VoIP network. The SS-7 technology also allows us to offer an increased number of services and enhances our ability to develop new services which we believe provides us with additional revenue opportunities. We derived our first revenues from the build-out of our SS-7 network during the quarter ended March 31, 2006.

•

Cantata Technology Agreement. In May 2006, we entered into a strategic agreement with Cantata Technology, Inc., (“Cantata”), formerly known as Excel Switching Corporation, a leading provider of VoIP equipment and support services. We plan to significantly expand our VoIP network using Cantata’s latest, state of the art VoIP equipment, which we believe will increase the functionality and efficiency of our VoIP infrastructure. The terms of the strategic agreement allow us to apply more of our existing financial resources to the expansion of our sales and operations. Furthermore, we expect Cantata’s equipment to enable us to better integrate, with cost advantages, industry standard SS-7 functionality and reliability with the unique enhanced services capabilities of our VoIP infrastructure. Among other benefits, the agreement provides us preferential pricing and rights to test and deploy newly developed technologies.

•

Addition of significant new retail distribution partner. In June 2006, we entered into an agreement with a general merchandise retailer to sell its prepaid calling cards and provide for additional voice traffic over our network. We expect this agreement to provide growth in our revenues and profitability.

As of December 31, 2006, the intrinsic value of 1,170,691 of our outstanding options was approximately $370,000 of which 796,378 were vested options. The intrinsic value of these options was computed using the difference between an assumed fair value and the exercise price of such options at the date of grant. Also, as of

December 31, 2006, we had 3,635,304 outstanding InterMetro options which had no intrinsic value, as the exercise prices of these options approximated the assumed fair value at their granted date. 2,943,670 of these options were vested as of December 31, 2006.

The foregoing is a summary of the information relating to our determination of the fair value of InterMetro’s common stock solely for purposes of establishing the exercise price of stock options granted since January 2004 while InterMetro was a private company. Our determination of the fair value of our common stock in connection with granting stock options may have no relationship to the price at which our common stock will trade in the public market.

We record deferred stock-based employee compensation charges in the amount by which the exercise price of an option is less than the deemed fair value of our common stock at the date of grant. We record deferred stock-based compensation for non-employee awards in the amount of the fair value related to the unvested awards or those for which a measurement date has not been reached as described above. We amortize the deferred compensation charges over the vesting period of the underlying option awards, which has been generally one year. For the years ended December 31, 2004, 2005, and 2006, we recorded stock compensation expense of $487,000, $502,000, and $2.8 million respectively. During the year ended December 31, 2006, $1.7 million of the total compensation expense was included in our general and administrative expenses, $97,000 was recorded in sales and marketing expenses, and $970,000 was recorded in interest expense in our Consolidated Statements of Operations. In the years ended December 31, 2004 and 2005, $237,000 and $443,000 was included in general and administrative expenses and $250,000 and $59,000 was included in interest expense in our Consolidated Statements of Operations, respectively. As of December 31, 2006, we had $373,000 of deferred stock-based compensation remaining to be amortized.

InterMetro’s majority common stockholder and founder had set aside approximately 944,000 InterMetro shares in the event certain officers, employees and individuals exercise their option to purchase such shares from the stockholder (the “Founder Options”). These options vested in January 2006. We determined that the granting of these options is a deemed capital contribution from the majority stockholder to InterMetro. In addition, we valued these options at the date of grant, which totaled approximately $30,000, which was deferred until the date the contingency of the vesting lapsed in January 2006 and we recorded this amount as compensation expense included in our general and administrative expenses in our Consolidated Statement of Operations. Subsequent to the vesting of the Founders Options in January 2006, certain officers, employees and individuals entered into agreements with the founder pursuant to which they purchased the shares of Private Company Common Stock underlying the Founders Options.

Accounts Receivable and the Allowance for Doubtful Accounts

Accounts receivable consist of trade receivables arising in the normal course of business. We do not charge interest on our trade receivables. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts monthly. We determine the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.

Impairment of Long-Lived Assets

We assess impairment of our other long-lived assets in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include:

•

Significant underperformance relative to expected historical or projected future operating results;

•

Significant changes in the manner of use of the acquired assets or the strategy for our overall business; and

•

Significant negative industry or economic trends.

When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, an estimate is made of the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows if not. To date, we have not had an impairment of long-lived assets.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at December 31, 2006. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of December 31, 2006, our net operating loss carryforwards for federal tax purposes were approximately $7.2 million. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. This Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Subject to applicable limitations, net operating losses subject to a Section 382 limitation are not lost if they are not utilized in a particular year. Section 382 provides that all unused net operating losses can be carried forward and aggregated with the following year’s available net operating loss.

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of December 31, 2006, there is approximately $1.4 million of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on our financial position or results of operations.

Contractual Obligations

Our major outstanding contractual obligations relate to our capital lease obligations related to purchases of fixed assets, amounts due under our strategic equipment agreement, operating lease obligations, and other contractual obligations, primarily consisting of the underlying elements of our network. There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations. We have no long-term obligations of more than three years.

The following table reflects a summary of our contractual obligations at December 31, 2006:

	Payments Due by Period (In Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Capital lease obligations	$248	$153	$95	—	—
Operating lease obligations	579	253	326	—	—
Total	$827	$406	$421	—	—

Off-Balance Sheet Arrangements

We currently do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, foreign currency forward contracts or any other off-balance sheet arrangements.

Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Currency Market Risks. We currently do not have significant exposure to foreign currency exchange rates as all of our sales are denominated in U.S. dollars.

Interest Rate Market Risk. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, deposits, other current assets, trade accounts payable, accrued expenses, deferred revenue and customer deposits, and current portion of long-term capital lease obligations approximate fair value because of the short period of time to maturity. At December 31, 2006, the carrying value of the capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS 123(R) (revised 2004), Share Based Payment, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes SFAS 123 and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees and non-employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

We adopted SFAS 123(R) effective January 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted and modified after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Prior to January 1, 2006, we accounted for share-based payments to employees using APB’s intrinsic value method and, as such, generally had recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method had a negative impact of $320,000 on our results of operations, although it had no impact on our overall financial position. SFAS 123(R) also requires excess tax benefits as defined to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the period after adoption.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 107, which provides guidance regarding the application of SFAS 123(R). SAB 107 expresses the Securities and Exchange Commission staffs’ views regarding the interaction between SFAS 123(R) and certain Securities and Exchange Commission rules and regulations and provides the Securities and Exchange Commission’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis, or MD&A, subsequent to adoption of Statement 123(R).

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. This Statement requires retrospective application of prior period financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS 154 on January 1, 2006 and such adoption did not have a material impact on our financial statements.

In September 2005, the EITF reached a consensus on Issue No. 05-8 “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” The Task Force concluded that the issuance of convertible debt with a beneficial conversion feature results in a basis difference for the purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The basis difference is a temporary difference, and the recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The resulting adjustment should be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. This adjustment should be applied by retrospective application pursuant to SFAS No. 154 to all instruments with a beneficial conversion feature accounted for under EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Therefore, this adjustment would also be applicable to debt instruments that were converted (or extinguished) in prior periods but are still presented in the financial statements. We adopted the conclusions of the Task Force on January 1, 2006 and such adoption did not have a material effect on our consolidated financial position at that date or in the results of operations and cash flows for the year ended December 31, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of FASB Statement No. 109. The interpretation provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. We are currently evaluating the impact, if any, the interpretation will have on our financial statements. The interpretation will be effective for us beginning the first quarter of our fiscal year 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006. We are not aware of any misstatements that would have a material impact on our consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement is effective for the fiscal years beginning after November 15, 2007. We have not completed our assessment of the impact of the new statement on the financial statements, but the adoption of the statement is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of the plan is measured as the difference between plan assets at fair value and the benefit obligation. The statement is effective for fiscal years ending after December 15, 2006. The Company does not have a pension plan or other post retirement plan. As such there is no impact on the Company’s statement of financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this new standard will have a material effect on our financial position, cash flows or results of operations.

Item 7. Financial Statements of Lucy’s Cafe, Inc.

See the Index to Consolidated Financial Statements on Page F-1 attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective as of January 31, 2007, we replaced Hansen, Barnett & Maxwell, P.C. (“HBM”) as our independent registered public accounting firm. HBM had been previously engaged as the principal accountant to audit our financial statements. The reason for the replacement of HBM was that, following the Business Combination, the shareholders of InterMetro owned a majority of the outstanding shares of our common stock. InterMetro is our primary business unit, and the current independent registered public accountants of InterMetro is the firm of Mayer Hoffman McCann P.C (“MHM”). We believed that it was in our best interest to have MHM continue to work with our business, and we therefore retained MHM as our independent registered public accounting firm effective as January 31, 2007. We reported the above change in accountants on Form 8-K filed with the Securities and Exchange Commission on January 31, 2007.

Item 8a. Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company’s board of directors was advised by MHM, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2006, MHM identified material weaknesses as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting and in the segregation of duties within the accounting department. The Company is not an accelerated filer and MHM did not perform an audit of the Company’s internal controls. These weaknesses were identified in connection with the audit of the financial statements and reported pursuant to the requirements under Statement on Auditing Standards No. 61, Communications with Audit Committees.

The Company’s control over financial reporting has been identified based on the number of error corrections and adjustments to Company prepared audit schedules made by the Company as part of completing a timely audit process, none of which were individually material weaknesses. Additionally, the company identified significant deficiencies surrounding the financial reporting process. Collectively, these represent a material weakness in the financial reporting process.

It was also identified that the size of the Company’s accounting staff prohibited its ability to properly segregate duties, a material weakness that could lead to the inability of the Company’s internal control system to timely identify and resolve accounting and disclosure matters.

Historically, the size of the Company prevented us from being able to employ sufficient resources to publicly report our financial results and to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company in 2007 has begun to correct these deficiencies. The Company is in the process of hiring a new third party consultant to assist with the quarterly and yearly filing process. The Company also plans to consolidated its accounting department at ATI to the corporate offices in Simi Valley, California.

There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 8b. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of Exchange Act

The following table lists our executive officers and directors as of March 31, 2007:

Name	Age	Position

Charles Rice	43	President, Chief Executive Officer and Chairman of the Board
Jon deOng	33	Chief Technology Officer, Director
Vincent Arena	37	Chief Financial Officer, Director
Joshua Touber(1)	44	Director
Robert Grden(1)	43	Director
Douglas Benson(1)	74	Director

——————

(1)

Member of the Audit Committee

Charles Rice has served as a Director and as our Chief Executive Officer and President since December 29, 2006. Mr. Rice is the founder of InterMetro and has served as the Chairman, Chief Executive Officer and President since its inception in July 2003. Under Mr. Rice’s leadership, InterMetro was ranked 46th in Entrepreneur magazine’s June 2006 Hot 100 Fastest Growing Businesses in America. From 1999 to 2003, Mr. Rice was Chairman, Chief Executive Officer, and President of CNM Network, Inc., or CNM, a national VoIP carrier. Mr. Rice joined CNM in 1997 and became a member of its board of directors in 1998. From 1998 to 1999, Mr. Rice served as CNM’s Vice President and Chief Operating Officer. Prior to CNM, Mr. Rice spent over 15 years in executive positions. Mr. Rice attended California State University of Northridge.

Jon deOng has served as our Chief Technology Officer since December 29, 2006 and as a Director since January 19, 2007. Mr. deOng has served as InterMetro’s Chief Technology Officer and a director since its inception in July 2003. Prior to joining InterMetro, Mr. deOng served as the Chief Technology Officer for CNM from 1999 to 2003 and served as a member of CNM’s board of directors from 1999 to 2003. From 1998 to 1999, Mr. deOng served as Vice President of Technology at CNM. Prior to CNM, Mr. deOng was responsible for managing the development and deployment of Netcom On-line Communication Services, Inc.’s Business Center, the core infrastructure systems of Netcom’s web hosting service, later acquired by ICG Communications, Inc. Mr. deOng attended the University of Texas.

Vincent Arena has served as our Chief Financial Officer since December 29, 2006 and as a Director since January 19, 2007. Mr. Arena has served as InterMetro’s Chief Financial Officer since its inception in July 2003 and as a member of InterMetro’s board of directors since December 2003. Prior to joining InterMetro, Mr. Arena was the Chief Financial Officer for CNM from February 2001 to June 2003. From 1997 to 2001, Mr. Arena held various investment banking positions at Jefferies & Company, Inc., most recently serving as a Vice President in the Telecommunications Group. Mr. Arena holds a Bachelor of Arts degree and a Bachelor of Science degree from Boston University and a Masters degree in Business Administration from the Wharton School at the University of Pennsylvania.

Joshua Touber has served as a director since January 19, 2007. Mr. Touber has served as a director of InterMetro since March 2004. Mr. Touber is currently President of Touber Media, LLC, a media consulting firm. From 1998 to 2003, Mr. Touber was the Chief Operating Officer of Ascent Media Creative Services Group, a subsidiary of Liberty Media Group. In 1995, Mr. Touber founded Virtuosity, a telecommunication services provider that developed the “virtual assistant” product category under the “Wildfire” brand name and has served as its President since its inception.

Robert Grden has served as a director since January 19, 2007. Mr. Grden has served as a director of InterMetro since August 2004. Mr. Grden is currently the Deputy County Treasurer for the Wayne County Michigan Treasurer’s office, a position he has held since 1991. Prior to that, he was a management consultant with Ernst & Young LLP serving clients in a variety of industries. Mr. Grden is also the current Chairman of, and has served the last seven years on, the Board of Trustees of the Wayne County Retirement Commission where he oversees certain employee compensation and benefit plans.

Douglas Benson has served as a director since January 19, 2007. Dr. Benson has served as a director of InterMetro since May 2006. Dr. Benson is currently the Chief Executive Officer of the Edwin S. Johnston Company, a real estate investment and development company, a position he has held for the past 20 years. Dr. Benson was a founder and majority shareholder of Heritage Bank, a commercial bank in Michigan. Dr. Benson served on the board of directors of Andrews University for over 10 years. Dr. Benson holds a Bachelor of Arts degree from Andrews University and a Doctor of Medicine from Loma Linda University.

Former Management Relationships

Messrs. Rice, deOng and Arena held positions for several years as executive officers of CNM Network, Inc. until their departure in June 2003. After their departure, CNM relocated its headquarters and in December 2003, changed its company name. In September 2004, 15 months after management’s departure, the entity formerly known as CNM filed a voluntary bankruptcy proceeding in the U.S. Bankruptcy Court - Central District of California.

Limitation of Liability and Indemnification of Officers and Directors; Insurance

Our Articles of Incorporation limits the liability of directors to the maximum extent permitted by Nevada law. Nevada law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

•

any breach of their duty of loyalty to the corporation or its shareholders;

•

acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•

unlawful payments of dividends or unlawful stock repurchases or redemptions; or

•

any transaction from which the director derived an improper personal benefit.

Our Bylaws provide that we will indemnify our directors, officers, employees and other agents to the fullest extent permitted by law.

We have assumed InterMetro’s separate indemnification agreements with our directors and officers, in addition to the indemnification provided for in our Bylaws. These agreements, among other things, provide that we will indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of such person’s services as one of our directors or officers, or rendering services at our request, to any of our subsidiaries or any other company or enterprise. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as an indemnification for liabilities arising under the Securities Act may be permitted for directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission each indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Legal Proceedings

There is no pending litigation or proceeding involving any of our directors or officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Executive Officers, Directors and Committees

Executive Officers

Our executive officers are appointed by and serve at the discretion of our Board of Directors. We have assumed InterMetro’s employment agreements with our executive officers, which are discussed below under the heading “Executive Compensation – Employment Agreements.”

Board of Directors

Our Board of Directors currently consists of six directors. Messrs. Benson, Grden and Touber are “independent” as defined in NASD Marketplace Rule 4200(a)(15). Mr. Rice, who is our President and Chief Executive Officer, Mr. Arena, who is our Chief Financial Officer, and Mr. deOng, who is our Chief Technology Officer, are not independent. We plan to appoint additional independent directors so that a majority of our directors are independent.

Upon effectiveness of our Amended and Restated Articles of Incorporation pursuant to our Schedule 14C Information Statement initially filed with the Securities and Exchange Commission on March 6, 2007 and upon our adoption of Restated By-laws, the Board of Directors will be divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms. The members of the classes will be divided as follows:

•

Class I, whose term expires at the annual meeting of the shareholders to be held in 2008, is comprised of Messrs. Joshua Touber and Douglas Benson;

•

Class II, whose term expires at the annual meeting of the shareholders to be held in 2009, is comprised of Messrs. Robert Grden and Vincent Arena; and

•

Class III, whose term expires at the annual meeting of shareholders to be held in 2010, is comprised of Messrs. Charles Rice and Jon deOng.

When adopted, our Amended and Restated Bylaws will provide that the number of persons constituting our Board of Directors may be fixed from time to time, but only by a resolution adopted by a majority of our Board of Directors and provided that such number cannot be less than three nor more than eleven. Vacancies on the Board of Directors and newly created directorships resulting from any increase in the authorized number of directors will be filled by a majority vote of the directors then in office, even if less than a quorum, or by the sole remaining director. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third (1/3) of the total number of directors. This classification of the Board of Directors may have the effect of delaying or preventing changes in the control of or management of the Company. Our directors may be removed only for cause by the affirmative vote of holders of at least 66 2/3 % of our then outstanding capital stock voting together as a single class.

Committees of the Board of Directors

Our Board of Directors currently has a standing Audit Committee. We plan to establish a Compensation Committee and a Nominating and Governance Committee. Until such committees are established, matters otherwise addressed by such committees will be acted upon by the majority of independent directors. The following is a brief description of our committees and contemplated committees.

Audit Committee

Messrs. Benson, Grden and Touber are the current members of our Audit Committee. Mr. Grden has been appointed to serve as chairman of the Audit Committee. Mr. Grden meets the applicable NASD listing standards for designation as an “Audit Committee Financial Expert.”

Pursuant to the Audit Committee charter, the functions of our Audit Committee includes:

•

meeting with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting;

•

engaging and pre-approving audit and non-audit services to be rendered by our independent auditors;

•

recommending to our Board of Directors the engagement of our independent auditors and oversight of the work of our independent auditors;

•

reviewing our financial statements and periodic reports and discussing the statements and reports with our management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls and auditing matters;

•

administering and discussing with management and our independent auditors our code of ethics; and

•

reviewing and approving all related-party transactions in accordance with applicable listing exchange rules.

Report of the Audit Committee

Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2006 with senior management. The Audit Committee has also discussed with MHM, our independent auditors, the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from MHM required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with MHM the independence of MHM as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to the Company is compatible with the auditors’ independence for both MHM and HBM, the Company’s Audit Committee has recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for filing with the United States Securities and Exchange Commission. Our Audit Committee did not submit a formal report regarding its findings.

AUDIT COMMITTEE

Robert Grden
Joshua Touber
Douglas Benson

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act or the Exchange Act that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. The text of the Code of Conduct has been posted on InterMetro’s Internet website and can be viewed at http://www.intermetro.net/conduct.htm. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and certain persons who own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission. Reporting Persons are required by the Securities and Exchange Commission to furnish us with copies of all Section 16 Reports they file.

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2006 have been complied with on a timely basis.

Item 10. Executive Compensation

Executive Officer Compensation

None of our executive officers received any compensation for their respective services rendered to us during the year ended December 31, 2006.

The following table summarizes compensation paid or accrued by InterMetro, now one of our wholly owned subsidiaries, for the year ended December 31, 2006 for services rendered in all capacities, by our chief executive officer and the other most highly compensated executive officers during the fiscal year ended December 31, 2006. As of December 29, 2006, these individuals became our executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Charles Rice Chief Executive Officer and President	2006	$269,943	0	0	0	0	$20,316	$290,259

Jon deOng Chief Technology Officer	2006	$226,997	0	0	0	0	$17,316	$244,313

Vincent Arena Chief Financial Officer	2006	$205,350	0	0	0	0	$13,290	$218,640

——————

(1)

Amounts primarily represent medical insurance premiums and reimbursements for automobile and electronic communication device expenses.

Employment Agreements

Effective on or about January 1, 2007, we assumed from InterMetro certain employment agreements with our new Chief Executive Officer, Charles Rice, Chief Technical Officer, Jon deOng, and Chief Financial Officer, Vincent Arena. Each of the agreements was originally entered into as of January 1, 2004 and has a term ending on December 31, 2009, with automatic one-year extensions unless either we or the executive provides notice of intention not to renew the agreement at least 60 days prior to the end of its term.

The agreement with Mr. Rice provides for an initial base annual salary of $220,000 and a discretionary annual bonus target of up to 100% of his base annual salary. The agreement with Mr. deOng provides for an initial base annual salary of $185,000 and a discretionary annual bonus target of up to 75% of his base annual salary. The agreement with Mr. Arena provides for an initial base annual salary of $185,000 and a discretionary annual bonus target of up to 75% of his base annual salary. We anticipate senior executive bonuses under each of these agreements will be determined based on various factors, including revenue achievement and operating income (loss) before depreciation and amortization targets, as well as personal contributions. These performance factors may change from year to year. Each of these agreements calls for an 11% yearly increase in annual base salary.

Pursuant to the employment agreements, Mr. Rice, Mr. deOng, and Mr. Arena were each granted, on January 2, 2004, options to purchase 308,080 shares of our common stock, as adjusted for the Business Combination. The options for Mr. Rice have an exercise price of $0.0446 per share and the options for Messrs. deOng and Arena have an exercise price of $0.0406. All of the options have an exercise period of ten years from the date of grant. The options were 20% vested upon grant, and 1/16 of the unvested options vest each calendar year quarter from the grant date.

These employment agreements may be terminated by us if the executive acts with gross negligence in the performance of his duties resulting in a breach of his fiduciary duties to us, our board, or our shareholders (provided that we give the executive notice of the basis for the termination and an opportunity for 30 days to cease committing the alleged conduct).

Severance benefits are payable under the agreements if the executive’s employment is terminated (i) if we materially breach the employment agreement or terminates the agreement other than for gross negligence (as described above), (ii) upon the death or disability of the executive, or (iii) on account of non-renewal of the employment agreement after a change in control of our ownership. These severance benefits include (i) a lump sum payment equal to the greater of the sum of the executive’s annual compensation and accrued but unpaid bonus payable through the end of the term of the employment agreement or one year of the executive’s annual base compensation, (ii) continuation medical insurance coverage and other benefits through the end of the term, and (iii) full vesting of all unvested stock options, with the ability to exercise all options granted under the agreement for the remainder of their term.

If the executive terminates his employment for reasons other than our breach of the agreement, he will not be entitled to severance benefits and will have a period of 90 days after notification of termination to exercise his vested options. If the executive’s employment is terminated for gross negligence (as described above), the executive will not be entitled to severance benefits, but he will be entitled to exercise his vested stock options for the remainder of their term.

Outstanding Equity Awards

The following table sets forth information for each of our executive officers regarding the number of shares subject to exercisable and unexercisable stock options to purchase shares of our common stock at the fiscal year ended December 31, 2006. These stock options were originally granted with respect to InterMetro common stock and were converted into options to purchase our common stock in the Business Combination.

Outstanding Equity Awards at Fiscal Year-End(1)

Name	Number of Securities Underlying Unexercised Options Exercisable(2)	Number of Securities Underlying Unexercised Options Unexercisable(2)	Option Exercise Price	Option Expiration Date

Charles Rice	246,464	61,616	$0.0446	1/2/09
Chairman, Chief Executive Officer, and President

Jon deOng	246,464	61,616	$0.0406	1/2/14
Chief Technology Officer

Vincent Arena	246,464	61,616	$0.0406	1/2/14
Chief Financial Officer

——————

(1)

Assumes that InterMetro’s 2004 Stock Option Plan has been ratified by the shareholders pursuant to the Company’s Schedule 14C Information Statement. All InterMetro stock options were converted into Company stock options in connection with the Business Combination. The number of shares subject to the options and the exercise price are the as-converted numbers.

(2)

Stock options were granted under our 2004 Stock Plan and vest 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested.

Director Compensation

None of our directors received any compensation for their respective services rendered to us during the year ended December 31, 2006.

As of January 19, 2007, we approved the following non-employee director compensation program. We will pay our non-employee directors $1,000 per board meeting attended in person and $500 for each telephonic meeting. In addition, we will compensate members of our board committees as follows: (i) each member of our Audit Committee will receive $500 per meeting and (ii) each member of our Compensation Committee and Nominating and Governance Committee will receive $350 per meeting. The Chairman of our Audit Committee will also receive an annual retainer of $5,000 per year. We intend to grant our directors options under our 2007 Plan in an amount to be determined prior to grant.

The following table summarizes the compensation paid or accrued by InterMetro for the year ended December 31, 2006 to InterMetro’s directors who were serving as directors of InterMetro on December 31, 2006 and who now serve as our directors, effective as of January 19, 2007.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(3)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total

Joshua Touber, Director	0	0	$48,958	(4)	0	0	$4,800	$53,758
Robert Grden, Director	0	0	$48,958	(5)	0	0	0	$48,958
Douglas Benson, Director	0	0	$56,551	(6)	0	0	0	$56,551

——————

(1)

For information regarding assumptions used in the calculation of the value of these option awards see Note 1 to the financial statements. Amounts set forth in the Option Awards column represent the fair value of stock option awards with respect to our common stock, recognized for financial statement reporting purposes for 2006 as computed in accordance with FAS 123(R), disregarding estimates of forfeitures related to service-based vesting conditions. For additional information about the assumptions used in these calculations, see Note 1 to our audited financial statements for the fiscal year ended December 31, 2006.

(2)

Amount included in this Form 10-KSB primarily represents medical insurance premiums.

(3)

Stock options were granted under our 2004 Stock Plan and vest 50% on the date of grant and 50% on the first anniversary of the date of grant.

(4)

Mr. Touber has vested and unvested options to purchase 184,848 shares of our common stock as of March 31, 2007, which he received as compensation for services rendered to us as a director.

(5)

Mr. Grden has vested and unvested options to purchase 184,848 shares of our common stock as of March 31, 2007, which he received as compensation for services rendered to us as a director.

(6)

Mr. Benson has vested and unvested options to purchase 61,616 shares of our common stock as of March 31, 2007, which he received as compensation for services rendered to us as a director.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2007, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 31, 2007 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 59,575,194 outstanding shares of common stock (which includes 45,525,614 outstanding shares of common stock as of March 31, 2007 and which also includes the remaining 14,049,580 shares of common stock that will be automatically issued when we increase the number of authorized shares to 150,000,000). Except as otherwise listed below, the address of each person is c/o Lucy’s Cafe, Inc., 2685 Park Center Drive, Building A, Simi Valley, California 93065. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned(1)(2)		Percentage Ownership

Charles Rice	35,698,125	(3)	55.0%
Chairman, President,
Chief Executive Officer and Secretary

Vincent Arena	2,460,899	(4)	4.1%
Chief Financial Officer

Jon deOng	2,668,703	(5)	4.5%
Chief Technology Officer

Joshua Touber	1,105,413	(6)	1.8%
Director

Robert Grden	184,848	(7)	*
Director

Douglas Benson	4,013,091	(8)	6.7%
Director

Directors and executive officers	41,001,477		62.2%
as a group (6 persons)

David Marshall	6,317,777	(9)	10.4%
9229 Sunset Boulevard
Suite 505
Los Angeles, CA 90069

Mitchell Pindus	3,034,607	(10)	5.1%
228 S. Medio Drive
Los Angeles, CA 90049

Hunter World Markets, Inc.	4,485,000	(11)	7.5%
9300 Wilshire Boulevard
Penthouse Suite
Beverly Hills, CA 92012

——————

*

Indicates beneficial ownership of less than one percent.

(1)

Includes the remaining 14,049,580 shares of common stock and 2,983,335 common stock purchase warrants to be issued to certain InterMetro Investors that were not exchanged concurrently on the closing of the Business Combination, but which will be exchanged automatically and without further action on the part of the holder(s) thereof at such time as we increase our authorized shares. Also reflects the assumption of all outstanding InterMetro stock options under InterMetro’s 2004 stock option plan (the “2004 Plan”) by us. The number of outstanding stock options and exercise price have been adjusted in the same proportion as the exchange ratio for the outstanding common stock in the Business Combination, while the exercise periods and other terms and conditions remain the same as described in the Schedule 14C Information Statement filed on March 6, 2007.

(2)

Unless otherwise indicated and subject to applicable community property laws, to our knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of common stock, except for those owned jointly with that person’s spouse.

(3)

Includes 261,868 shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of March 31, 2007. Also includes 3,537,334 shares over which Mr. Rice would have voting power pursuant to voting agreements upon the exercise of stock options under the 2004 Plan and an additional 9,288,595 shares owned by certain of our employees over which Mr. Rice maintains voting control. Mr. Rice has granted options to certain individuals to purchase a total of 1,016,686 shares of his common stock. These options expire on May 15, 2009. Includes 5,306,893 shares and warrants to purchase 1,010,884 shares owned by David Marshall, the manager of an advisor to us, and his affiliates over which Mr. Rice has voting power for a period of ninety days from December 29, 2006 for all shares for all matters, and for a period of two years from December 29, 2006 with respect to all matters (4,000,000 shares) and with respect to the selection of directors (the balance of the shares). Mr. Marshall purchased 2,500,000 of these shares from Mr. Rice for $150,000 prior to the closing of the Business Combination. Also includes 2,554,587 shares and warrants to purchase 480,020 shares owned by Mitchell Pindus and his affiliates over which Mr. Rice has voting power for a period of ninety days for all shares for all matters, and for a period of two years with respect to the selection of directors.

(4)

Includes 261,868 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 31, 2007.

(5)

Includes 261,868 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 31, 2007.

(6)

Includes 342,461 shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of March 31, 2007. Also includes 61,623 shares and warrants to purchase 61,623 shares which are owned by Laurel Research, Inc., of which Mr. Touber is President, pursuant to warrants that are exercisable within 60 days of March 31, 2007.

(7)

Includes 184,848 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 31, 2007.

(8)

Includes 369,694 shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of March 31, 2007.

(9)

Includes 680,065 shares owned by David Marshall Inc., of which David Marshall is the chief executive officer; 478,240 shares owned by the David Marshall Pension Trust, of which Mr. Marshall is the trustee; 373,441 shares which may be purchased by David Marshall Inc. pursuant to warrants that are exercisable within 60 days of March 31, 2007; 637,443 shares which may be purchased by the David Marshall Pension Trust pursuant to warrants that are exercisable within 60 days of March 31, 2007; 648,588 shares owned by Glenhaven Corporation, of which Mr. Marshall is the chief executive officer, and 3,500,000 shares owned by Santa Monica Capital, LLC, of which Mr. Marshall is the manager. These shares are subject to a voting agreement pursuant to which Charles Rice has voting power for a period of ninety days from December 29, 2006 for all shares for all matters, and for a period of two years from December 29, 2006 with respect to all matters (4,000,000 shares) and with respect to the selection of directors (the balance of the shares).

(10)

Includes 1,846,664 shares owned by the Pindus Living Trust, of which Mr. Pindus is the co-trustee; 561,184 shares owned by the Mitchell R. Pindus Individual Retirement Account; 48,913 shares owned by the Myles Pindus Trust, of which Mr. Pindus is the trustee; 48,913 shares owned by the Tobias Pindus Trust, of which Mr. Pindus is the trustee; 48,913 shares owned by the Erin Pindus Trust, of which Mr. Pindus is the trustee; 248,961 shares which may be purchased by the Pindus Living Trust pursuant to warrants that are exercisable within 60 days of March 31, 2007; 231,059 shares which may be purchased by the Mitchell R. Pindus Individual Retirement Account pursuant to warrants that are exercisable within 60 days of March 31, 2007. These shares are subject to a voting agreement pursuant to which Charles Rice has voting power for a period of ninety days from December 29, 2006 for all shares for all matters, and for a period of two years from December 29, 2006 with respect to the selection of directors.

(11)

Includes 3,585,000 shares of common stock owned by Hunter World Markets, Inc. (“Hunter”) and its affiliates and 600,000 shares which may be purchased by Hunter and its affiliates pursuant to warrants that are exercisable within 60 days of March 31, 2007. Todd M. Ficeto is President, Chief Executive Officer, and control person of Hunter and may be deemed to have voting and investment power over the shares held by Hunter. Mr. Ficeto disclaims beneficial ownership of the shares held by Hunter except to the extent of his pecuniary interest therein. Includes 250,000 shares held by Mr. Ficeto. Includes 25,000 shares held by Hunter Ficeto and 25,000 shares held by Natalia Ficeto. Mr. Ficeto is the father of Hunter Ficeto and Natalia Ficeto and may be considered the control person of shares held by them.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Hunter World Markets, Inc. and our Company

In December 2006, Hunter World Markets, Inc., or Hunter, and its affiliates acquired 3,650,000 shares of our common stock from our then controlling stockholder for $11,231, said shares representing approximately 46.8% of our outstanding common stock prior to the Business Combination.

On December 14, 2006, InterMetro executed a Term Credit Agreement with the Hunter Fund Limited, an affiliated entity of Hunter, for a $600,000 term loan bridge financing. In connection with the bridge financing, InterMetro paid the Hunter Fund Limited a bridge loan origination fee of $42,000 and an additional loan fee to Hunter of $75,000. In addition, InterMetro issued the Hunter Fund Limited five-year warrants to purchase 600,000 shares of our common stock at an exercise price of $0.60 per share, exercisable for a period of three years from the date of issuance. The bridge loan principal and all related fees and expenses were repaid in January 2007.

For its services as the placement agent, Hunter was paid a selling commission equal to 10% of the gross proceeds of the Private Placement, or $1,023,500. In addition, we also paid Hunter $435,000 for consulting services rendered. Hunter also earned five-year warrants to purchase 4,094,000 shares of common stock, exercisable nine months from the date of issuance with an exercise price of $1.50 per share. Upon the closing of the Business Combination and the Private Placement, Hunter and its affiliates beneficially own 4,485,000 shares of our common stock or approximately 7.5% of the common stock outstanding, which excludes shares underlying the placement agent warrants. For more information about Hunter, see “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Consulting Services

David Marshall, a beneficial owner of 10.4% of our common stock, the Chief Executive Officer of Glenhaven Corporation, an advisor to InterMetro until December 2006, and the agent for InterMetro’s Series A lenders prior to the repayment of the Series A Notes, entered into a three-year consulting agreement with us under which Santa Monica Capital LLC (an affiliate of Mr. Marshall) will receive $13,000 per month (subject to a minimum increase of 5% per year) and 5% of all gross proceeds derived from new business referrals and introductions made by Santa Monica Capital LLC.

Securities Issuances

In December 2006, Santa Monica Capital, LLC, an affiliate of David Marshall, purchased 1,000,000 shares and Mitchell Pindus purchased 500,000 shares of the 6,500,000 shares of our common stock prior to the Business Combination. Further, also in December 2006, David Marshall acquired 2,500,000 shares of our common stock, as adjusted for the Business Combination, from Charles Rice, our Chairman, Chief Executive Officer and President, on the closing of the Business Combination in consideration for $150,000 payable to Mr. Rice within a twelve month period. Upon the closing of the Business Combination and the Private Placement, David Marshall and Mitchell Pindus beneficially owned 6,317,777 and 3,034,607 shares, respectively, of our common stock, or approximately 10.4% and 5.1% of the common stock outstanding. For more information on the ownership of David Marshall or Mitchell Pindus. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Voting Agreements

Upon the closing of the Business Combination, David Marshall, Mitchell Pindus and their affiliates agreed to enter into voting agreements with Charles Rice pursuant to which Mr. Rice will vote all shares of our common stock owned by David Marshall, Mitchell Pindus and their affiliates with respect to certain matters for a period of two years from the date of the closing of the Business Combination. These shares are subject to a voting agreement pursuant to which Charles Rice has voting power for a period of ninety days from December 29, 2006 for all shares for all matters, and for a period of two years from December 29, 2006 with respect to all matters (limited to 4,000,000 shares owned by Marshall and his affiliates) and with respect to the selection of directors (the balance of shares owned by Marshall and his affiliates and all shares owned by Pindus and his affiliates).

Holders of options under our 2004 Plan are required to enter into an agreement granting Mr. Rice voting rights with respect to the common stock issued upon exercise of their options, which agreements expire ten years after execution thereof.

Holders of common stock purchased from Mr. Rice pursuant to options have entered into a shareholders’ agreement granting Mr. Rice voting rights with respect to the common stock issued upon exercise of their options, which agreements expire ten years after execution thereof.

Indemnification Agreements

We have assumed InterMetro’s indemnification agreements with each of our directors, officers and certain employees. The indemnification agreements provide that the director or officer will be indemnified to the fullest extent not prohibited by law for claims arising in such person’s capacity as a director or officer no later than 30 days after written demand to us. The agreements further provide that in the event of a change of control, we would seek legal advice from a special independent counsel selected by us and approved by the officer or director, who has not performed services for either party for five years, to determine the extent to which the officer or director would be entitled to an indemnity under applicable law. We believe that these agreements are necessary to attract and retain skilled management with experience relevant to our industry.

Registration Rights

In connection with our Business Combination and Private Placement on December 29, 2006, we agreed to file two registration statements on Form SB-2 pursuant to Rule 415 of the Securities Act. The first of which we agreed to file  within thirty 30 days after the date of the closing of the Private Placement to cover the resale of the 10,235,000 shares of our common stock issued in the Private Placement and the second of which we agreed to file within six months after the effective date of the first registration statement to register certain shares of our common stock that were outstanding prior to the Business Combination, or the Existing Shares, and the shares underlying warrants issued to the placement agent and its affiliates.

Pursuant to the terms of the registration rights agreements, we agreed to use our best efforts to cause the registration statements to be declared effective on the earlier of (i) 120 days after the closing of the Private Placement or six months after such closing, respectively, or (ii) the fifth trading day following the date on which we are notified by the Securities and Exchange Commission that the respective registration statement will not be reviewed. In addition, pursuant to the terms of each of the registration rights agreements, we must use our best efforts to keep each shelf registration statement continuously effective under the Securities Act until the earlier of (a) the date when all the securities covered by the respective registration rights agreement have been sold, (b) the expiration of the period referred to in Rule 144(k) promulgated under the Securities Act with respect to all securities covered by the respective registration rights agreement that are held by non-affiliates or (c) two years from the date the respective registration statement is first declared effective by the Securities and Exchange Commission.

If (i) we fail to have the registration statements declared effective by the Securities and Exchange Commission by the dates required under the registration rights agreements or (ii) with certain exceptions, a registration statement ceases for any reason to remain continuously effective as to all securities for which it is required to be effective, or the investors are not permitted to utilize the prospectus therein to resell such securities for in any such case 20 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period, the registration rights agreements provide that we must pay to the holder of registrable securities liquidated damages in an amount in cash equal to 1% of the aggregate purchase price paid by such holder pursuant to the securities purchase agreement for any registrable securities held by such holder on the date of such default, and on each monthly anniversary of such date (if the applicable default shall not have been cured by such date), we must pay to each holder liquidated damages equal to 1% of the aggregate purchase price paid by such holder pursuant to the securities purchase agreement for any registrable securities then held by such holder. The liquidated damages apply on a daily pro-rata basis for any portion of a month prior to the cure of a default.

Employment Agreements

We have assumed InterMetro’s employment agreements with our executive officers described under “Item 10. Executive Compensation — Employment Agreements.”

Director Independence

See “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of Exchange Act — Executive Officers, Directors and Committees — Board of Directors.”

Item 13. Exhibits

(a) Exhibits

3.1*	Articles of Incorporation
3.2**	Amended and Restated Articles of Incorporation
3.3*	Bylaws
4.1*	Specimen Certificate for Common Stock
4.2**††	2004 Stock Option Plan
4.3**††	2007 Omnibus Stock and Incentive Plan
4.4**	Form of Stock Option Agreement
4.5****	Form of Placement Agent Warrant
4.6****	Form of Bridge Financing Warrant
4.7***	Form of Exchange Agreement, dated as of December 29, 2006
4.8***	Credit Term Agreement for the Bridge Financing, dated December 14, 2006
4.9***	Initial Registration Rights Agreement, dated as of December 29, 2006
4.10***	Additional Registration Rights Agreement, dated as of December 29, 2006
4.11****	Stock Purchase Agreement dated as of March 30, 2006 between InterMetro Communications, Inc. and David Singer
9.1***	Voting Trust Agreement, dated as of December 29, 2006
9.2***	Voting Trust Agreement, dated as of December 29, 2006
10.1****††	Employment Agreement dated as of January 1, 2004 between InterMetro Communications, Inc. and Charles Rice, as amended
10.2****††	Employment Agreement dated as of January 1, 2004 between InterMetro Communications, Inc. and Jon deOng, as amended
10.3****††	Employment Agreement dated as of January 1, 2004 between InterMetro Communications, Inc. and Vincent Arena, as amended
10.4****††	Employment Agreement dated as of March 31, 2006 between Advanced Tel, Inc. and David Singer
10.5****†	Strategic Agreement dated as of May 2, 2004 between InterMetro Communications, Inc. and Qualitek Services, Inc.
10.6****†	Strategic Agreement dated as of May 2, 2006 between InterMetro Communications, Inc. and Cantata Technology, Inc.
10.7****	Office Lease between InterMetro Communications, Inc. and Pacific Simi Associates, LLC dated as of April 6, 2006
10.8****†	Services Agreement between InterMetro Communications, Inc. and 99¢ Only Stores
10.9****	Form of Indemnification Agreement
10.10***	Placement Agent Agreement for the Private Placement, dated December 14, 2006
10.11***	Consulting Agreement with Advisor, dated as of December 29, 2006
14.1	Code of Conduct
21.1****	Subsidiaries of Lucy’s Cafe, Inc.
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification

——————

*

Incorporated by reference to the SB-2 filed with the Securities and Exchange Commission dated May 15, 2002.

**

Incorporated by reference to the Schedule 14C Information Statement filed with the Securities and Exchange Commission on March 6, 2007.

***

Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated January 8, 2007.

****

Incorporated by reference to the SB-2 filed with the Securities and Exchange Commission dated February 9, 2007.

†

Confidential treatment has been requested for portions of this Exhibit which have been filed separately with the Securities and Exchange Commission pursuant to Rule 406 promulgated under the Securities Act.

††

Management contract or compensation plan arrangements.

(b)

The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the last quarter of the fiscal year ended December 31, 2006.

(1)

Form 8-K, dated January 8, 2007, filed with the Securities and Exchange Commission describing the business combination between Lucy’s Cafe, Inc. and InterMetro Communications, Inc.

(2)

Form 8-K, dated January 31, 2007, filed with the Securities and Exchange Commission reflecting the engagement Mayer Hoffman McCann P.C. to audit and review our financial statements for the fiscal year ending December 31, 2006.

Item 14. Principal Accountant Fees and Services

HBM served as our auditors for the years ended December 31, 2006 and 2005. MHM is our principal auditing accountant firm, replacing HBM on January 31, 2007. Both independent registered public accounting firms have provided other non-audit services to us. The Audit Committee of our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining MHM and HBM independence.

Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s Annual Report on Form 10-KSB.

Audit Fees

	2006	2005

Audit Fees(1)	$10,599	$16,599
Tax Fees(2)	922	880
	$11,521	$17,479

——————

(1)

Audit Fees paid to HBM consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.

(2)

Tax fees paid to HBM consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the Board’s review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At Audit Committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The Audit Committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The Audit Committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCY’S CAFE, INC.

Dated: April 17, 2007	By:	/s/ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Charles Rice	Dated: April 17, 2007
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

By:	/s/ Vincent Arena	Dated: April 17, 2007
Vincent Arena
Chief Financial Officer and Director

By:	/s/ Jon deOng	Dated: April 17, 2007
Jon deOng
Chief Technology Officer and Director

By:	/s/ Joshua Touber	Dated: April 17, 2007
Joshua Touber
Director

By:	/s/ Robert Grden	Dated: April 17, 2007
Robert Grden
Director

By:	/s/ Douglas Benson	Dated: April 17, 2007
Douglas Benson
Director

LUCY’S CAFE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

LUCY’S CAFE, INC.

We have audited the accompanying consolidated balance sheets of Lucy’s Cafe, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholder’s deficit and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ MAYER HOFFMAN MCCANN P.C.
MAYER HOFFMAN MCCANN P.C.
Los Angeles, California
April 16, 2007

LUCY’S CAFE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006

ASSETS
Cash	$565,063	$150,903
Restricted cash	30,000	—
Cash held in escrow	—	10,235,000
Accounts receivable, net of allowance for doubtful accounts of $0 and $125,000 at December 31, 2005 and 2006, respectively	535,131	1,149,439
Deposits	253,826	219,449
Other current assets	79,523	214,949
Total current assets	1,463,543	11,969,740
Property and equipment, net	1,512,904	1,636,746
Goodwill	—	1,800,347
Other intangible assets	—	155,230
Other long-term assets	1,840	4,631
Total Assets	$2,978,287	$15,566,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable, trade	$705,007	$6,349,788
Accrued expenses	2,389,296	5,828,021
Deferred revenues and customer deposits	225,865	1,101,781
Borrowings under line of credit facilities	30,000	189,999
Current portion of amounts and notes due to related parties	—	410,566
Current portion of long-term capital lease obligations	197,368	152,829
Current portion of Series A convertible promissory notes, net of discount	1,075,000	—
Liability for options and warrants	—	5,383,915
Borrowings under related party credit facilities	—	1,125,000
Total current liabilities	4,622,536	20,541,899

Capital lease obligations	150,967	95,031
Series A convertible promissory notes, net of discount	910,307	—
Total long-term liabilities	1,061,274	95,031
Total liabilities	5,683,810	20,636,930

Commitment and contingencies

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2005 and 2006	—	—
Common stock — $0.001 par value; 50,000,000 shares authorized; 24,645,816 and 59,575,194 shares issued and outstanding at December 31, 2005 and 2006	24,646	59,575
Additional paid-in capital	1,915,693	13,245,231
Deferred stock based compensation	(574,087)	(372,803)
Accumulated deficit	(4,071,775)	(18,002,239)
Total stockholders’ deficit	(2,705,523)	(5,070,236)
Total Liabilities and Stockholders’ Deficit	$2,978,287	$15,566,694

The accompanying notes are an integral part of these consolidated financial statements.

LUCY’S CAFE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006

Net revenues	$1,880,651	$10,580,599	$20,108,871
Network costs	1,429,490	7,357,404	21,907,592
Gross profit	451,161	3,223,195	(1,798,721)
Operating expenses
Sales and marketing (includes stock based compensation of $0, $0 and $97,235 for the years ended December 31, 2004, 2005 and 2006, respectively)	317,893	667,687	2,092,317
General and administrative (includes stock based compensation of $237,349, $443,425 and $1,721,496 for the years ended December 31, 2004, 2005 and 2006, respectively)	2,390,129	3,001,293	8,252,366
Total operating expenses	2,708,022	3,668,980	10,344,683
Operating loss	(2,256,861)	(445,785)	(12,143,404)
Interest expense, net (includes stock based charges of $249,965, $59,034, and $969,803 for the years ended December 31, 2004, 2005 and 2006, respectively)	469,929	665,230	1,786,260
Loss before provision for income taxes	(2,726,790)	(1,111,015)	(13,929,664)
Provision for income taxes	(800)	(800)	(800)
Net loss	$(2,727,590)	$(1,111,815)	$(13,930,464)
Basic and diluted net loss per common share	$(0.11)	$(0.05)	$(0.53)
Shares used to calculate basic and diluted net loss per common share	24,645,816	24,645,816	26,070,565

The accompanying notes are an integral part of these consolidated financial statements.

LUCY’S CAFE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Based Compensation	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2003	—	$—	24,645,816	$24,646	$(24,146)	$—	$(232,370)	$(231,870)
Issuance of common stock warrants to Series A convertible promissory note holders	—	—	—	—	123,132	—	—	123,132
Issuance of common stock warrants	—	—		—	137,587	—	—	137,587
Issuance of common stock options	—	—		—	186,143	(186,143)	—	—
Issuance of common stock warrants for equipment	—	—			67,253	—	—	67,253
Beneficial conversion feature of Series A convertible promissory notes	—	—	—	—	192,382	—	—	192,382
Amortization of stock-based compensation	—	—	—	—	—	99,763	—	99,763
Net loss	—	—	—	—	—	—	(2,727,590)	(2,727,590)
Balance at December 31, 2004	—	—	24,645,816	24,646	682,351	(86,380)	(2,959,960)	(2,339,343)
Issuance of common stock warrants	—	—	—	—	170,577		—	170,577
Issuance of common stock options	—	—	—	—	793,753	(793,753)	—	—
Issuance of common stock warrants for equipment	—	—	—		269,012	—	—	269,012
Amortization of stock-based compensation	—	—	—	—	—	306,046	—	306,046
Net loss	—	—	—	—	—	—	(1,111,815)	(1,111,815)
Balance at December 31, 2005	—	—	24,645,816	24,646	1,915,693	(574,087)	(4,071,775)	(2,705,523)
Beneficial conversion feature of Series A convertible promissory notes	—	—	—	—	200,093	—	—	200,093
Issuance of Series B preferred stock, net	117,660	118	—	—	545,422	—	—	545,540
Issuance of common stock warrants	—	—	—	—	2,133,838	—	—	2,133,838
Issuance of common stock options	—	—	—	—	638,760	(190,378)	—	448,382
Issuance of Founder’s common stock	—	—	—	—	29,408	—	—	29,408
Issuance of common stock for acquisition	—	—	308,079	308	1,499,692	—	—	1,500,000
Amortization of stock-based compensation	—	—	—	—	—	391,662	—	391,662
Exercise of warrants	—	—	1,621,479	1,622	11,535	—	—	13,157
Issuance of common stock warrants for private placement	—	—	—	—	2,774,636	—	—	2,774,636
Issuance of common stock in private placement	—	—	10,235,000	10,235	10,224,765	—	—	10,235,000
Cost of capital capitalized in private placement	—	—	—	—	(6,645,806)	—	—	(6,645,806)
Capital contribution from majority shareholder	—	—	—	—	2,350,000	—	—	2,350,000
Lucy’s Cafe reverse merger conversion:
Exchange of Series A Notes	—	—	13,732,379	13,732	3,098,101	—	—	3,111,833
Exchange of Series B Preferred Stock	(117,660)	(118)	1,232,441	1,232	(1,114)	—	—	—
Merger of Lucy’s Cafe	—	—	7,800,000	7,800	(145,877)	—	—	(138,077)
Liability for options and warrants	—	—	—	—	(5,383,915)	—	—	(5,383,915)
Net loss for the year ended December 31, 2006	—	—	—	—	—	—	(13,930,464)	(13,930,464)
Balance at December 31, 2006	—	$—	59,575,194	$59,575	$13,245,231	$(372,803)	$(18,002,239)	$(5,070,236)

The accompanying notes are an integral part of these consolidated financial statements.

LUCY’S CAFE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net loss	$(2,727,590)	$(1,111,815)	$(13,930,464)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	163,820	578,897	810,470
Stock based compensation	237,349	476,615	2,196,713
Amortization of debt discount	57,583	59,034	391,728
Charge for beneficial conversion feature of Series A convertible promissory notes	192,382	—	200,093
Provision for bad debts	16,949	(16,949)	125,000
(Increase) decrease in assets:
Accounts receivable	(212,687)	(322,444)	27,662
Deposits	(61,418)	(165,572)	34,377
Other current assets	(90,005)	10,482	(124,947)
Other long-term assets	(28,893)	27,053	(2,791)
Increase (decrease) in liabilities:
Accounts payable, trade	123,492	581,515	5,027,845
Accrued expenses	1,157,378	1,089,348	974,905
Deferred revenues and customer deposits	89,284	136,581	875,916
Net cash from operating activities	(1,082,356)	1,342,745	(3,393,493)

Cash flows from investing activities:
Purchase of property and equipment	(418,762)	(790,612)	(51,045)
(Increase)/decrease in restricted cash	—	(30,000)	30,000
Net cash from investing activities	(418,762)	(820,612)	(21,045)

Cash flows from financing activities:
Cash acquired in acquisition of Advanced Tel, Inc.	—	—	458,761
Cash acquired in merger with Lucy’s Cafe, Inc.	—	—	260
Payment of amounts due to related party	—	—	(83,600)
Net proceeds from issuance of Series A convertible promissory notes	916,824	—	564,695
Net proceeds from issuance of Series B preferred stock	—	—	985,550
Proceeds from related party credit facility	—	—	1,125,000
Net proceeds from line of credit facility	—	30,000	189,999
Repayment of line of credit facility	—	—	(30,000)
Proceeds from exercise of warrants	—	—	13,157
Principal payments on capital lease obligations	(120,983)	(240,657)	(223,444)
Net cash from financing activities	795,841	(210,657)	3,000,378

Net increase (decrease) in cash	(705,277)	311,476	(414,160)
Cash at beginning of period/year	958,864	253,587	565,063
Cash at end of period/year	$253,587	$565,063	$150,903

The accompanying notes are an integral part of these consolidated financial statements.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — Nature of Operations and Summary of Significant Accounting Policies

Company Background – Lucy’s Cafe, Inc. (“Lucy’s Cafe”) was incorporated on October 30, 2000 in the State of Nevada. Lucy’s Cafe’s operations were located in Sacramento, California and consisted of a restaurant servicing the downtown area. The operating assets of the Lucy’s Place restaurant were sold on July 7, 2004.

On or about December 29, 2006, Lucy’s Cafe, InterMetro Communications, Inc. (“InterMetro” or the “Company”), and InterMetro’s pre-transaction shareholders, note holders, and warrant holders (collectively, the “InterMetro Investors”) entered into exchange agreements to effect a reverse merger between Lucy’s Cafe and InterMetro (the “Business Combination”) which resulted in a share exchange such that the InterMetro Investors became the controlling shareholders of Lucy’s Cafe, and such that InterMetro will ultimately become a wholly owned subsidiary of Lucy’s Cafe. All costs associated with the Business Combination were expensed as incurred.

Pursuant to the Business Combination, the Company issued, or will issue, directly to the InterMetro Investors in two phases a total of approximately 41,540,194 shares of common stock in exchange for all of their issued and outstanding shares of common stock (the “Private Company Common Stock”) and preferred stock, and outstanding Series A convertible promissory notes on an as converted basis. The first phase issuance occurred effectively on December 29, 2006 and included the issuance of 27,490,194 shares of common stock in exchange for the entire principal amount of the Series A convertible promissory notes and accrued interest due, all outstanding shares of preferred stock and Private Company Common Stock held by non-employees, and a portion of the Private Company Common Stock held by employees. The second phase issuance will occur automatically when the Company increases its authorized shares of common stock to 150,000,000, par value $0.001 per share, by filing Amended and Restated Articles of Incorporation upon the effectiveness of the Schedule 14C Information Statement initially filed with the Securities and Exchange Commission on March 6, 2007 and will include the issuance of 14,049,580 shares of common stock in exchange for all of the remaining Private Company Common Stock currently held by the employees of InterMetro. After the completion of the second-phase issuance, all InterMetro securities will be effectively cancelled except 100 shares of Private Company Common Stock which will represent 100% of the outstanding stock of the wholly-owned subsidiary.

InterMetro is a Delaware corporation, originally formed as a California corporation in July 2003 to engage in the business of providing voice over Internet Protocol (“VoIP”) communications services. The Company owns and operates state-of-the-art VoIP switching equipment and network facilities that are utilized by its retail customers, or end users, and its wholesale customers for consumer voice and data services, and voice-enabled application services. The Company’s retail and carrier customers pay the Company for minutes of utilization or bandwidth utilization on its national voice and data network.

Basis of Presentation – For accounting purposes, the Business Combination was accounted for as a recapitalization of InterMetro. Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of InterMetro before the Business Combination. See Notes 6, 7, 8, 9 and 10 for more detailed discussions of the Business Combination.

All share and per share data provided in these Notes to Consolidated Financial Statements have been retroactively restated to reflect the conversion ratio related to the exchange of shares in the Business Combination, unless otherwise stated herein. All preferred share data is provided on a pre-exchange basis as all of the preferred shares were exchanged as part of the Business Combination. See Note 7 for detailed discussions of the exchange of preferred stock in the Business Combination.

The accompanying financial statements were prepared based on the assumption that the Company will continue as a going concern. The Company has incurred net losses of $2,727,590 for the year ended 2004, $1,111,815 for the year ended 2005 and $13,930,465 for the year ended December 31, 2006, and had an accumulated deficit of $5,070,237 as of December 31, 2006. Included in the Company’s loss for the year ended December 31, 2006 were non-cash stock-based charges of $2,725,026. Management believes that the Company has adequate cash flows from operating activities to sustain its current operations. However, the Company may need additional cash from outside financing sources to achieve its growth strategies. Management believes that the Company has the ability to obtain new financing, if and when necessary, during 2007 to ensure that the Company can continue its operations through at least December 31, 2007.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — Nature of Operations and Summary of Significant Accounting Policies – (continued)

Principles of Consolidation – The consolidated financial statements at December 31, 2006 include the accounts of Lucy’s Cafe, InterMetro, and its wholly owned subsidiary, Advanced Tel, Inc. (“ATI”). The acquisition of ATI became effective at the end of the business day on March 31, 2006 and the results of operations of ATI for the nine month period from April 1 to December 31, 2006 are included in the consolidated statement of operations of Lucy’s Cafe for the year ended December 31, 2006. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – In the normal course of preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Beginning in the quarter ended December 2005, the Company began to significantly increase the sale of minutes through retail calling cards. During 2006, these increased sales provided additional data that allowed the Company to modify the process for estimating revenues for retail calling cards. The improved process resulted in a decrease in revenues of $330,000 for the year ended December 31, 2006 compared to the results for this period if the Company had not modified the process.

Revenue Recognition – VoIP services are recognized as revenue when services are provided, primarily based on usage. Revenues derived from sales of calling cards through retail distribution partners are deferred upon sale of the cards. These deferred revenues are recognized as revenue generally at the time card minutes are expended. The Company recognizes revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection is reasonably assured. Deferred revenue consists of fees received or billed in advance of the delivery of the services or services performed in which collection is not reasonably assured. This revenue is recognized when the services are provided and no significant Company obligations remain. Management of the Company assesses the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. Generally, management of the Company does not request collateral from customers. If management of the Company determines that collection of revenues are not reasonably assured, amounts are deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.

Network Costs – The Company’s network costs consist of telecommunication costs, leasing collocation facilities and certain build-outs, and depreciation of equipment related to the Company’s network infrastructure.

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs included in sales and marketing expenses were $59,975 and $157,200 for the years ended December 31, 2005 and 2006, respectively. The Company did not incur any advertising costs for the year ended December 31, 2004.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — Nature of Operations and Summary of Significant Accounting Policies – (continued)

Depreciation and Amortization – Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

Telecommunications equipment	2-3 years
Telecommunications software	18 months to 2 years
Computer equipment	2 years
Office equipment and furniture	3 years
Leasehold improvements	Useful life or remaining lease term, which ever is shorter

Maintenance and repairs are charged to expense as incurred; significant betterments are capitalized.

Impairment of Long-Lived Assets – The Company assesses impairment of its other long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include:

•

significant underperformance relative to expected historical or projected future operating results;

•

significant changes in the manner of use of the acquired assets or the strategy for our overall business; and

•

significant negative industry or economic trends.

When management of the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, an estimate is made of the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows if not. To date, the Company has not had an impairment of long-lived assets.

Goodwill and Intangible Assets – The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. SFAS No. 142 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation” issued in 1995. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions and related interpretations of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted SFAS 123(R) applying the “modified prospective transition method” under which it continues to account for nonvested equity awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB 25 in future periods to equity awards outstanding at the date it adopted SFAS 123(R).

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — Nature of Operations and Summary of Significant Accounting Policies – (continued)

Under the provisions of SFAS 123, the Company has elected to continue to recognize compensation cost for employees of the Company under the minimum value method of APB 25 and comply with the pro forma disclosure requirements under SFAS 123 for all options granted prior to January 1, 2006. Stock-based employee compensation cost is reflected in net loss related to common stock options if options granted under the plan have an exercise price below the deemed fair market value of the underlying common stock on the date of grant. The following illustrates the effect on net loss if the fair value recognition provisions of SFAS 123 had been applied to all outstanding and unvested awards granted prior to January 1, 2006:

	Year Ended December 31,
	2004	2005

Net loss, as reported	$(2,727,590)	$(1,111,815)
Stock-based employee compensation expenses, net of related tax effects, included in determination of net loss, as reported	5,277	57,225
Stock-based employee compensation expenses, net of related tax effects, that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(13,381)	(69,331)
Pro forma net loss	$(2,735,694)	$(1,123,921)
Basic and diluted net loss per common share as reported	$(0.11)	$(0.05)
Basic and diluted pro forma net loss per common share	$(0.11)	$(0.05)

The above pro forma was calculated with the following assumptions:

	Year Ended December 31,
	2004	2005

Risk-free interest rate	2.4%–4.3%	4.1%–4.3%
Expected lives (in years)	4–10	4–10
Dividend yield	0%	0%
Expected volatility	0%	0%

For pro forma disclosure purposes, the estimated stock-based employee compensation expenses are amortized on a straight-line basis over the options’ vesting periods. Effective January 1, 2006, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatility is based on the historical volatility of a peer group of publicly traded entities. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to value options granted during the year ended December 31, 2006 were as follows:

Years Ended December 31, 2006

Expected volatility	81%
Expected life in years	5.25 to 5.93
Risk free interest rate	4.3% to 4.9%
Dividend yield	0%
Forfeiture rate	0%

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006, was $320,106 higher (unaudited), than if the Company had continued to account for share-based compensation under APB 25. The impact to the Company’s basic and diluted net loss per share for the year ended December 31, 2006 was $0.01 per share.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — Nature of Operations and Summary of Significant Accounting Policies – (continued)

Prior to January 1, 2006, the Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS 123, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services.” Effective January 1, 2006, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123(R). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily measured. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

The Company calculated the fair value of these grants as described in SFAS 123 using the following average assumptions:

	Year Ended December 31,
	2004	2005	2006

Risk-free interest rate	2.4%–3.3%	3.5%-4.3%	4.2%-4.9%
Expected lives (in years)	2.5 Years	2.5 Years	5.3 years to 5.8 years
Dividend yield	0%	0%	0%
Expected volatility	52%	44%	79%-84%
Forfeiture rate	0%	0%	0%

Debt with Detachable Warrants and/or Beneficial Conversion Feature – The Company accounts for the issuance of detachable stock purchase warrants in accordance with APB No. 14, whereby it separately measures the fair value of the debt and the detachable warrants and allocates the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrant, which is accounted for as paid-in capital, is amortized over the estimated life of the debt. In accordance with the provisions of EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and Issue No. 00-27 “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ to Certain Convertible Instruments,” the Company allocates a portion of the proceeds received to any embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible debt and the fair value of the underlying common stock on the date the debt is issued. In addition, for the detachable stock purchase warrants, the Company first allocates proceeds to the stock purchase warrants and the debt and then allocates the resulting debt proceeds between the beneficial conversion feature, which is accounted for as paid-in capital, and the initial carrying amount of the debt.

In accordance with EITF Issue No. 98-5, the Company recognized the value of embedded beneficial conversion features of $192,382, $0 and $200,093 in the years ended December 31, 2004, 2005 and 2006, respectively as additional paid-in capital and these amounts were recorded as interest expense at the date of issue of the related convertible notes as all notes were immediately convertible.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short term debt. The Company maintains its cash with a major financial institution located in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. Periodically throughout the year the Company maintained balances in excess of federally insured limits. The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers and services provided from vendors. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, such losses, if any, have been within management’s expectations.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — Nature of Operations and Summary of Significant Accounting Policies – (continued)

The Company had two customers which accounted for 63% (42% and 21% individually) of net revenue for the year ended December 31, 2004 and the Company had three customers which accounted for 42% (21%, 11% and 10% individually) of net revenue for the year ended December 31, 2005. The Company had two customers which accounted for 25% (14% and 11% individually) of net revenue for the year ended December 31, 2006.

Four customers had outstanding accounts receivable balances in excess of 10% of the total accounts receivable at December 31, 2005 (19%, 14%, 13%, and 11% individually) for a total of 57% of the total accounts receivable at December 31, 2005. One customer had an outstanding accounts receivable balance in excess of 10% of the total accounts receivable at December 31, 2006 which represented 11.1% of the total accounts receivable at December 31, 2006.

Financial Instruments – At December 31, 2006, the carrying value of the Company’s cash, restricted cash, accounts receivable, deposits, other current assets, trade accounts payable, accrued expenses, deferred revenue and customer deposits, borrowings under line of credit facility, current portion of long-term capital lease obligations approximate fair value because of the short period of time to maturity. The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At December 31, 2006, the carrying value of the long term portion of the Company’s capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Restricted Cash – Restricted cash is comprised of cash which is used to secure certain line of credit obligations. The Company repaid the related line of credit with restricted cash in September 2006.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segment and Geographic Information – The Company operates in one principal business segment primarily in the United States. All of the operating results and identified assets are located in the United States.

Basic and Diluted Net Loss per Common Share – Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for all periods presented, the conversion of promissory notes and the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive.

Recent Accounting Pronouncements – On December 16, 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes SFAS 123 and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees and non-employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company adopted SFAS 123(R) effective January 1, 2006 using the “modified prospective transition method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted and modified after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Prior to January 1, 2006, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — Nature of Operations and Summary of Significant Accounting Policies – (continued)

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides guidance regarding the application of SFAS 123(R). SAB 107 expresses views of the SEC regarding the interaction between SFAS No. 123(R), Share-Based Payment, and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. This Statement requires retrospective application of prior period financial statements of a change in accounting principle. It applies both to voluntary and to changes required by an accounting pronouncement if the pronouncement does not include specific transaction provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS 154 on January 1, 2006 and such adoption did not have a material impact on the financial statements.

In September 2005, the EITF reached a consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” The Task Force concluded that the issuance of convertible debt with a beneficial conversion feature results in a basis difference for the purposes of applying SFAS No. 109, “Accounting for Income Taxes,” the basis difference is a temporary difference, and the recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The consensus reached should be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. This issue should be applied by retrospective application pursuant to SFAS No. 154 to all instruments with a beneficial conversion feature accounted for under EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Therefore, this Issue would also be applicable to debt instruments that were converted (or extinguished) in prior periods but are still presented in the financial statements. The Company adopted the provisions of this Issue on January 1, 2006 and the adoption of this Issue did not have a material effect on the consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109. The interpretation provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. The Company is currently evaluating the impact, if any, the interpretation will have on its financial statements. The interpretation will be effective for the Company beginning the first quarter of its fiscal year 2007.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006. We are not aware of any misstatements that would have a material impact on our consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement is effective for the fiscal years beginning after November 15, 2007. We have not completed our assessment of the impact of the new statement on the financial statements, but the adoption of the statement is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — Nature of Operations and Summary of Significant Accounting Policies – (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of the plan is measured as the difference between plan assets at fair value and the benefit obligation. The statement is effective for fiscal years ending after December 15, 2006. The Company does not have a pension plan or other post retirement plan. As such there is no impact on the Company’s statement of financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this new standard will have a material effect on our financial position, cash flows or results of operations.

Reclassifications – Certain amounts previously reported for the year ended December 31, 2005 have been reclassified to conform with 2006 presentation. For the year ended December 31, 2005, the Company is reporting $225,000 of liabilities for disputes in accounts payable which had previously been reported within accrued expenses.

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000. These amounts are payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition date. The amount of common stock consideration paid to the selling shareholder of ATI is subject to adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock does not reach a minimum price of $4.87 per share during the two years following the closing date. The value of this guarantee on the initial shares issued to the selling shareholder of ATI has been included in the Company’s determination of the purchase price of the ATI acquisition.

The selling shareholder of ATI may earn an additional 308,079 shares of the Company’s common stock and additional cash amounts during the two-year period following the closing upon meeting certain performance targets tied to revenue and profitability, which could make the total purchase price of this acquisition approximately $3.9 million. Any future earn-out will be added to goodwill.

The value of the Company’s stock given to the selling shareholder of ATI was determined based on standard business valuation approaches, including a discounted future cash flow approach and a capital markets approach. The discounted future cash flow approach uses estimates of revenues, driven by market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the Company’s plans and estimates that management uses to manage the business. The capital markets approach to valuation was used by identifying publicly traded companies considered sufficiently comparable to the Company. In addition, the Company included the value implied by recent equity-related financings, the accretive value of its business from various milestones (key management hires, volume thresholds (minutes and revenues), inroads into the retail distribution channel, positive cash flow, etc.). There is inherent uncertainty in making these estimates; however, management believes the value ascribed to the Company’s common stock given to the selling shareholder of ATI is reasonable as of the transaction date.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 — Acquisition and Intangible Assets – (continued)

The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value. The Company determined the valuation of the identifiable intangible assets acquired in the transaction to be $182,620 using future revenue assumptions and a valuation analysis. Additionally, the Company recorded goodwill of $1,800,347 associated with the purchase of ATI.

The consideration paid for ATI was comprised of:

Total amounts and notes payable to related party	$400,000
Common stock (initial 308,079 shares issued)	1,500,000
Direct acquisition related costs	40,000
Total consideration	$1,940,000

Any future earn-out payments will be added to goodwill.

The purchase price of ATI was allocated as follows:

Liabilities assumed in excess of net assets acquired	$(42,967)
Goodwill	1,800,347
Customer relationships	182,620
Total purchase price	$1,940,000

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$458,761
Accounts receivable	766,970
Other current assets	10,479
Total current assets acquired	1,236,210
Net fixed assets	41,576
Total assets acquired	1,277,786
Accounts payable	589,777
Accrued liabilities	730,976
Total current liabilities assumed	1,320,753
Liabilities assumed in excess of net assets acquired	$(42,967)

Pro forma information (Unaudited)

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of ATI had been effective at the beginning of each year presented. The pro forma information includes adjustments reflecting changes in the amortization of intangibles and the elimination of InterMetro’s revenues reported by ATI as if ATI had been included in the Company’s results of operations:

	Year Ended December 31, 2005	Year Ended December 31, 2006

Revenue	$18,431,962	$22,182,084
Operating loss	$(588,434)	$(12,124,403)
Net loss	$(1,242,339)	$(14,096,074)
Basic and diluted earnings per share	$(0.05)	$(0.54)
Number of shares outstanding	24,953,895	26,147,585

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — Other Current Assets

The following is a summary of the Company’s other current assets:

	December 31,
	2005	2006

Employee advances	$47,469	$57,919
Prepaid expenses	32,054	157,030
Other current assets	$79,523	$214,949

4 — Property and Equipment

The following is a summary of the Company’s property and equipment:

	December 31,
	2005	2006

Telecommunications equipment	$2,095,517	$2,907,803
Computer equipment	37,539	174,106
Telecommunications software	100,204	107,352
Leasehold improvements, office equipment and furniture	22,362	85,392
Total property and equipment	2,255,622	3,274,653
Less: accumulated depreciation and amortization	(742,718)	(1,637,907)
Property and equipment, net	$1,512,904	$1,636,746

Depreciation expense included in network costs was $152,535, $558,358 and $734,121for the years ended December 31, 2004, 2005 and 2006, respectively. Depreciation and amortization expense included in general and administrative expenses were $11,285, $20,539 and $48,959 for the years ended December 31, 2004, 2005 and 2006, respectively.

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company can obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its current operations. Repayment for these assets is based on the actual underlying traffic utilized by each piece of equipment, plus the issuance of a warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share. For certain assets that can be purchased under this agreement, the Company has an option to issue a predetermined warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share as full payment.

At December 31, 2005 the Company had purchased telecommunications equipment under this agreement totaling $1,439,222. No equipment was acquired under this agreement during the year ended December 31, 2006.

For the years ended December 31, 2004 and 2005, the Company has reported $21,484 and $137,380, respectively, of stock-based compensation, and has capitalized into property and equipment an additional $67,253 and $269,012, relating to issuance of warrants to purchase 255,821 and 619,436 shares, respectively, of the Company’s common stock at prices ranging from $0.162 to approximately $0.268 per share related to the purchase of equipment under this agreement. There was no stock-based compensation related to the purchase of equipment under this agreement for the year ended December 31, 2006.

The Company calculated the fair value of these grants as described in SFAS 123 using the following assumptions:

	Year Ended December 31,
	2004	2005

Risk-free interest rate	2.4%-3.3%	3.5%-4.3%
Expected lives (in years)	2.5 Years	2.5 Years
Dividend yield	0%	0%
Expected volatility	52%	44%

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 — Property and Equipment – (continued)

In May 2006, the Company entered into a strategic agreement with a VoIP equipment and support services provider. Under the terms of this agreement, the Company can obtain certain VoIP equipment to expand its current operations. Repayment of these assets is based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments. At December 31, 2006, the Company has purchased VoIP equipment under this agreement totaling $691,332.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	December 31,
	2005	2006

Amounts due under equipment agreements	$805,729	$1,355,326
Commissions, network costs and other general accruals	487,324	3,310,148
Deferred payroll and other payroll related liabilities	500,997	529,351
Interest due on convertible promissory notes and other debt	316,885	195,658
Funds held for payment to third parties	278,361	437,538
Accrued expenses	$2,389,296	$5,828,021

6 — Series A Convertible Promissory Notes

Historically, the Company used capital raised through the issuance of promissory notes to fund a portion of its operations. The Company had no promissory notes outstanding at December 31, 2006, as all outstanding notes were exchanged for shares of common stock as part of the Business Combination as discussed below.

Issuances of Series A Convertible Notes – During November and December 2003, the Company issued $1,075,000 of Series A convertible promissory notes (the “First Round Notes”), bearing interest at a rate of 9% per annum, payable in arrears on the maturity date of the convertible promissory notes. During June and November 2004, the Company issued $916,824 of Series A convertible promissory notes (the “Second Round Notes”), bearing interest at a rate of 9% per annum, payable in arrears on the maturity date of the convertible promissory notes. In January 2006, as part of a series of transactions that included amending and restating the Loan and Security Agreement which governed the Company’s Series A Notes, the Company sold approximately $575,000 of additional Series A Convertible Notes (the “Third Round Notes”) through a private offering to the Company’s existing Series A Note holders, bearing interest at a rate of 9% per annum, payable in arrears on the maturity date of the convertible promissory notes. The First Round Notes, Second Round Notes and Third Round Notes (collectively, the “Notes”) accrued interest was payable in additional Series A Convertible Notes.

Under the Amended and Restated Loan and Security Agreement which governed the Notes, the First Round Notes had a maturity date in November 2006, the Second Round Notes had a maturity date in June 2007 and the Third Round Notes had a maturity date in January 2008. The entire principal amount of the Notes and accrued interest due, or any portion thereof, was convertible, at the option of the holder at any time into fully paid and non-assessable shares of the Company’s Series A Preferred Stock at a price of $0.20, $0.33 and $0.80 per share, respectively, subject to certain anti-dilution protections. Additionally, the Notes automatically converted into Series A Preferred Stock at a price of $0.20, $0.33 and $0.80 per share in 2006, 2007 and 2008, respectively, subject to certain anti-dilution protections, on the date on which the Company’s common stock became publicly traded. Each share of Series A Preferred Stock was convertible into approximately 0.118 shares, as adjusted for share splits, of Private Company Common Stock, and was required to convert into Private Company Common Stock upon certain events. No shares of Series A Preferred Stock were ever issued as the entire principal amount of the Notes and accrued interest due were exchanged directly for shares of common stock in the Business Combination.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 — Series A Convertible Promissory Notes – (continued)

Warrants Issued with Series A Convertible Notes – In connection with the issuance of the Second Round Notes, Noteholders were issued warrants to purchase approximately 2,157,422 shares of the Company’s common stock. The exercise price of these warrants is $0.162 per share and is subject to certain exercise price adjustments. The warrants expire on the later of (a) five years from the date of issuance or (b) five years from the date the shares of the Company’s common stock underlying the warrants are registered for resale under the Securities Act of 1933, as amended, but in no case later than ten years from the date of issuance of the warrants. The Company allocated the proceeds received between notes and warrants in accordance with EITF Issue No. 98-5, with the warrants associated with the Second Round Notes valued under the fair value method. The relative fair value associated with the detachable warrants totaled $123,132, and was recorded as an offset to the principal balance of the Second Round Notes and was amortized into interest expense using the effective interest method. The total expense recorded by the Company for the years ended December 31, 2005 and 2006 was $59,034 and $64,098, respectively.

In connection with the issuance of the Third Round Notes, Noteholders were issued warrants to purchase approximately 1,328,651 shares of the Company’s common stock. The exercise price of these warrants is $0.406 per share and is subject to certain exercise price adjustments. The warrants expire on the later of (a) five years from the date of issuance or (b) five years from the date the shares of the Company’s common stock underlying the warrants are registered for resale under the Securities Act of 1933, as amended, but in no case later than ten years from the date of issuance of the warrants. The Company allocated the proceeds received between notes and warrants in accordance with EITF Issue No. 98-5, with the warrants associated with the Third Round Notes valued under the fair value method. The value associated with the detachable warrants totaled $374,907 and was recorded as an offset to the principal balance of the Third Round Notes and was amortized into interest expense using the effective interest method. The total expense recorded by the Company for the year ended December 31, 2006 was $374,907.

The Company calculated the fair value of these grants as described in SFAS 123 using the following assumptions:

	Year Ended December 31,
	2004	2005	2006

Risk-free interest rate	2.4%–3.3%	3.5%–4.3%	4.2%–4.6%
Expected lives (in years)	2.5 Years	2.5 Years	2.5 Years
Dividend yield	0%	0%	0%
Expected volatility	52%	44%	84%

Exchange and Cancellation of Series A Convertible Notes and Warrants – On December 29, 2006, all of the Noteholders entered into exchange agreements with Lucy’s Cafe to exchange their notes for common stock and warrants, if applicable, for warrants to purchase common stock. Pursuant to the exchange agreements, holders of First Round Notes received 10.4746 shares of common stock for each $1.70 of principal and accrued interest, holders of Second Round Notes received 10.4746 shares of common stock for each $2.805 of principal and accrued interest and warrants to purchase common stock in exchange for their warrants to purchase Private Company Common Stock, and holders of Third Round Notes received 10.4746 shares of common stock for each $6.80 of principal and accrued interest and warrants to purchase common stock in exchange for their warrants to purchase Private Company Common Stock. Accordingly, the Noteholders received an aggregate of approximately 13,732,379 shares of common stock in exchange for $2,566,824 of Series A Note principal and $545,009 of accrued interest and warrants to purchase approximately 3,486,073 shares of common stock in exchange for warrants issued in connection with the Second Round Notes and Third Round Notes. All of the Series A Convertible Notes were cancelled on December 29, 2006, and all rights of the Noteholders under the notes and the Amended and Restated Loan and Security Agreement governing the notes, including rights of conversion, were effectively terminated. At the same time the Noteholders entered into the exchange agreements, all Noteholders entered into lock-up agreements prohibiting the sale of the common stock received by the Noteholders in the Business Combination, subject to certain exceptions, until one year after the effective date of the registration statement covering shares of common stock sold by the Company in the private placement which closed concurrently with the Business Combination on December 29, 2006.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 — Preferred Stock

As of December 31, 2006, no shares of preferred stock were authorized. Prior to the Business Combination, under InterMetro’s then effective Amended and Restated Certificate of Incorporation (the “Private Company Articles”), which were effectively replaced with the Company’s current Amended and Restated Articles of Incorporation at the time of the Business Combination, the Company had authorized 10,000,000 shares of preferred stock, of which, 2,000,000, 2,000,000 and 500,000 shares were designated Series A, Series A-1 and Series B preferred stock, respectively. No shares of Series A or Series A-1 were ever issued. The Company had no Series B preferred stock outstanding at December 31, 2006, as all outstanding Series B preferred shares were exchanged for shares of common stock as part of the Business Combination as discussed below.

Upon effectiveness of the Schedule 14C Information Statement initially filed with the Securities and Exchange Commission on March 6, 2007, the Company will file new Amended and Restated Articles of Incorporation that will authorize 10,000,000 shares of preferred stock, par value $0.001 per share.

Historically, the Company used capital raised through the issuance of promissory notes convertible into shares of preferred stock and the issuance of preferred stock to fund a portion of its operations.

2006 Issuance of Series B Preferred Stock and Related Warrants – In February 2006, the Company concluded a private placement of 117,660 shares of Series B Preferred Stock and warrants to purchase 1,232,441 shares of common stock for total gross proceeds of $1.0 million. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.406 per share, at any time, for a period of two years after the termination date of the offering. Each share of Series B Preferred Stock was convertible into one share of Private Company Common Stock, $0.001 par value, at any time. The Company allocated the proceeds received between stock and warrants in accordance with EITF Issue No. 98-5 valued under the fair value method. The value associated with the detachable warrants totaled $440,010, and was recorded as an offset to the proceeds received of the Series B Preferred Stock. The Company incurred $14,450 of issuance cost associated with the issuance of the Series B Preferred Stock. A member of management owned approximately 14% of the Company’s Series B Preferred Stock.

The significant provisions of the Company’s Series B Preferred Stock were as follows:

Dividends – Subject to the preferential rights of any other class or series of stock, all dividends declared were to be distributed among all holders of Series B Preferred Stock and the holders of our Private Company Common Stock in proportion to the number of shares of our Private Company Common Stock which would be held by each such holder if all shares of the Series B Preferred Stock were converted into our Private Company Common Stock at the then effective Series B conversion price.

Conversion – Each share of Series B Preferred Stock was to be automatically converted into shares of Private Company Common Stock, based on the then-effective Series B Conversion Price immediately upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of the Company’s common stock subject to certain requirements. Immediately prior to the Business Combination, the Series B Conversion price was $8.50 per share of Private Company Common Stock.

Liquidation Preference – Upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to the holders of any junior shares, as defined, the holders of Series B Preferred Stock were entitled to be paid out of the assets of the Company an amount per share of Series B Preferred Stock equal to the original issue price plus all accrued and unpaid dividends on the Series B Preferred Stock for each share of Series B Preferred Stock held by them (the “Series B Liquidation Value”). The aggregate Series B Liquidation Value was $1.0 million. If, upon liquidation, dissolution or winding up, the assets of the Company were insufficient to make payment in full to all holders of Series B Preferred Stock of the Series B Liquidation Value, then such assets were to be distributed among the holders of the Series B Preferred Stock at the time outstanding, ratably in proportion to the full amounts to which they would have been otherwise be respectively entitled.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 — Preferred Stock – (continued)

Exchange and Cancellation of Series B Preferred Stock and Warrants – On December 29, 2006, all of the Series B Preferred Stock holders entered into exchange agreements with Lucy’s Cafe to exchange their Series B Preferred Stock for common stock and warrants to purchase Private Company Common Stock for warrants to purchase common stock. Pursuant to the exchange agreements, holders of Series B Preferred Stock received 10.4746 shares of common stock for each share of Series B Preferred Stock in the first phase of the exchange and will receive warrants to purchase common stock in exchange for their warrants to purchase Private Company Common Stock in the second phase of the exchange. Accordingly, the Series B Preferred Stock holders received an aggregate of approximately 1,232,441 shares of common stock in the first phase of the exchange and will receive warrants to purchase approximately 1,232,441 shares of common stock in the second phase of the exchange. All of the Series B Preferred Stock was cancelled on December 29, 2006 and all rights of the Series B Preferred Stock holders related to the Series B Preferred Stock, including rights of conversion, were effectively eliminated. At the same time the Series B Preferred Stock holders entered into the exchange agreements, all Series B Preferred Stock holders entered into lock-up agreements prohibiting the sale of the Company’s common stock received by the Series B Preferred Stock holders in the Business Combination until one year after the effective date of the registration statement covering shares of common stock sold by the Company in the private placement which closed concurrently with the Business Combination on December 29, 2006.

8 — Common Stock

As of December 31, 2006, the total number of authorized shares of common stock, par value $0.001 per share, was 50,000,000 of which 45,525,614 shares were issued and outstanding. An additional 14,049,580 shares of common stock will be automatically issued to certain InterMetro Investors as part of the Business Combination, as discussed below. The Company expects to increase its authorized shares of common stock to 150,000,000, par value $0.001 per share, by filing Amended and Restated Articles of Incorporation upon the effectiveness of the Schedule 14C Information Statement initially filed with the Securities and Exchange Commission on March 6, 2007.

Holders of common stock are entitled to receive any dividends ratably, if declared by the board of directors out of assets legally available for the payment of dividends, subject to any preferential dividend rights of any outstanding preferred stock. Holders of common stock are entitled to cast one vote for each share held at all stockholder meetings for all purposes, including the election of directors. The holders of more than 50% of the common stock issued and outstanding and entitled to vote, present in person or by proxy, constitute a quorum at all meetings of stockholders. The vote of the holders of a majority of common stock present at such a meeting will decide any question brought before such meeting. Upon liquidation or dissolution, the holder of each outstanding share of common stock will be entitled to share equally in our assets legally available for distribution to such stockholder after payment of all liabilities and after distributions to preferred stockholders legally entitled to such distributions. Holders of common stock do not have any preemptive, subscription or redemption rights. All outstanding Shares of common stock are fully paid and nonassessable. The holders of the common stock do not have any registration rights with respect to the stock.

Additional Shares Automatically Issuable in the Business Combination – As of December 31, 2006, there were 1,341,300 shares of Private Company Common Stock issued and outstanding that were not exchanged at the time of the Business Combination. Pursuant to the Business Combination, the 1,341,300 shares of Private Company Common Stock will be automatically exchanged for approximately 14,049,580 shares of Lucy’s Cafe common stock when the Company increases its authorized shares of common stock to 150,000,000, par value $0.001 per share, by filing Amended and Restated Articles of Incorporation upon the effectiveness of the Schedule 14C Information Statement initially filed with the Securities and Exchange Commission on March 6, 2007. Upon exchange by the InterMetro Investors of the Private Company Common Stock, all of the Private Company Common Stock will be cancelled except for 100 shares which will represent 100% of the outstanding stock of the wholly-owned subsidiary.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 — Common Stock – (continued)

Sale of Private Company Common Stock to Employees and Advisor – In January 2004, the Company’s majority common stockholder set aside approximately 9,888,023 shares of common stock, as adjusted for share splits and the Business Combination in the event certain officers, employees and individuals exercised their option to purchase such shares from the stockholder. These options vested upon the Company’s engagement of an underwriter for the public offering of its common stock in January 2006. The Company determined that the granting of these options was a deemed capital contribution from the majority stockholder to the Company. In addition, the Company valued these options using the minimum value method at the date of grant which totaled approximately $29,408 which was deferred until the date the contingency of the vesting had lapsed. All of these shares of Private Company Common Stock were exchanged, or will be exchanged, for shares of the Company’s common stock as part of the Business Combination.

In December 2006, in a transaction related to the Business Combination, the Company’s majority common stockholder sold 2,500,000 shares of common stock to an advisor for a note in the amount of $150,000. The aggregate difference between the amount paid for these shares and the value of these shares based on the price of $1.00 per share paid by investors in the Private Placement was $2,350,000, and this amount was deemed a capital contribution from the majority stockholder of the Company.

2006 Issuance of Common Stock – In December 2006, the Company entered into a Placement Agent Agreement with Hunter World Markets, Inc. as placement agent, pursuant to which Hunter World Markets, Inc. raised $10,235,000 of capital for the Company through a private placement (the “Private Placement”) of shares of common stock for $1.00 per share. The Company agreed to file registration statements to register the Private Placement shares, certain shares of common stock that were outstanding prior to the Business Combination (the “Existing Shares”), and the shares underlying bridge financing warrants and placement agent warrants issued to Hunter World Markets, Inc. and its affiliates in conjunction with bridge financing provided to the Company in December 2006 (See Note 11) and the Private Placement for resale. The Company agreed to use its best efforts to have (i) the registration statement for the Private Placement shares (the “Initial Registration Statement”) declared effective by the Securities and Exchange Commission within 120 days after the closing of the Business Combination and (ii) the registration statement for the Existing Shares and the shares underlying the bridge financing warrants and placement agent warrants (the “Additional Registration Statement”) filed within six (6) months after the Initial Registration Statement is filed, and declared effective within 120 days thereafter. If the Company fails to achieve effectiveness within the prescribed periods, or maintain effectiveness, subject to certain exceptions, the Company will be liable to the holders for liquidated damages in the amount of 1% of the purchase price per month. In consideration for raising the capital, the placement agent was paid (i) a selling commission of $1,023,500, (ii) warrants to purchase 4,094,000 shares of common stock with an exercise price of $1.50 per share, an exercise period of five years from the date of issuance (nonexercisable for the first nine months), and a cashless exercise feature, and (iii) $435,000 for public company acquisition services.

The Company allocated the proceeds received between stock and warrants in accordance with EITF Issue No. 98-5 valued under the fair value method. The value associated with the detachable warrants totaled $2,774,636, and was recorded as an offset to the proceeds received from the sale of the common stock.

The Company calculated the fair value of these grants as described in SFAS 123 using the following assumptions:

Year Ended December 31, 2006

Risk-free interest rate	4.7%
Expected lives (in years)	5 years
Dividend yield	0%
Expected volatility	94%

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 — Common Stock – (continued)

In April 2005, the Company’s Board of Directors approved a 2-for-1 split of the Company’s Private Company Common Stock. The Company effected a 1-for-8.5 split of the Company’s Private Company Common Stock as a result of the conversion ratio in the reincorporation merger which occurred on July 21, 2006 and a 1-for-2 split of the Company’s Private Company Common Stock which occurred on September 27, 2006. On December 29, 2006, the Company issued 10.4746 shares of common stock for each share of Private Company Common Stock as part of the Business Combination. The common stock share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock splits and the Business Combination.

9 — Stock Options and Warrants

2004 Stock Option Plan – Effective January 1, 2004, the Company’s Board of Directors adopted the 2004 Stock Option Plan for Directors, Officers, and Employees of and Consultants to InterMetro Communications, Inc. (the “2004 Plan”). All stock options to purchase Private Company Common Stock issued under the 2004 Plan were converted into stock options to purchase shares of common stock in connection with the Business Combination. The number of shares subject to the options and the exercise prices are presented on a pro forma basis as if the Business Combination had occurred at the beginning of the periods presented. The exercise periods and other terms and conditions of the stock options remained the same.

A total of 5,730,222 shares of the Company’s common stock, as adjusted for share splits, had been reserved for issuance at December 31, 2005 and at December 31, 2006. Upon shareholder ratification of the 2004 Plan pursuant to the 14C Information Statement filed with the Securities and Exchange Commission on March 6, 2007, the Company will freeze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

The number of shares of common stock subject to outstanding options under the 2004 Plan, as well as the exercise price of outstanding options, may be appropriately adjusted for any stock split, reverse stock split, stock dividend, combination or reclassification of common stock, merger, reorganization, recapitalization, spin-off, change in our capital structure, or certain other transactions. The 2004 Plan terminates on January 1, 2014, unless sooner terminated by the Company’s Board of Directors.

Options granted under the 2004 Plan may be either “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options and become exercisable in accordance with terms approved at the time of grant. Options may be granted to any employee of, or consultant to, the Company, or any parent, subsidiary or successor of the Company, including employees who are also officers or directors, selected by the Board of Directors in its discretion. The 2004 Plan is currently administered by the Company’s Board of Directors which has the authority to determine optionees, the number of shares covered by each option, the type of option (i.e., incentive or nonstatutory), the applicable vesting schedule, the exercise price, the method of payment and certain other option terms.

The exercise price of an option granted under the 2004 Plan may not be less than 85%, in the case of a nonstatutory stock option, or 100%, in the case of an incentive stock option, of the fair market value of the common stock subject to the option on the date of the option grant. To the extent that the aggregate fair market value of the stock subject to incentive stock options that become exercisable for the first time during any one calendar year exceeds $100,000 (as determined at the grant date) plus fifty percent (50%) of any unused limit carryover from prior years, the options in excess of such limit shall be treated as nonstatutory stock options. Options could be granted under the 2004 Plan for terms of up to ten years and were exercisable in installments in accordance with a vesting schedule approved by the Board of Directors at the time an option is granted. Options are not transferable other than upon death or between spouses incident to divorce. Options may be exercised at various periods up to 12 months after the death or disability of the optionee or up to three months after the termination of employment of the optionee, to the extent the option was then exercisable.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 — Stock Options and Warrants – (continued)

During the year ended December 31, 2006, the Company granted options under the 2004 Plan to purchase up to 138,632 shares of the Company’s common stock at exercise prices of $0.41 (107,826 shares) and $0.97 (30,806 shares) to non-employees. The resulting charge, using the fair value method in the year ended December 31, 2006 was $187,982.

During the year ended December 31, 2006, the Company granted options to employees under the 2004 Plan to purchase up to 770,194 shares of the Company’s common stock at exercise prices of $0.41 (597,671 shares)
$0.81 (92,428 shares), and $0.97 (80,095 shares). The resulting charge, using the fair value method in the year ended December 31, 2006 was $274,396.

As of December 31, 2006, the Company has granted a total of 5,714,819 stock options to the officers, directors, and employees, and consultants of the Company, 4,836,801 of which vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

The following presents a summary of activity under the Company’s 2004 Plan for the period for the years ended December 31, 2005 and 2006:

	Number of Shares	Price per Share	Weighted Average Exercise Price

Options outstanding at January 1, 2005	4,189,840	$—	$0.04
Granted	616,153	0.22 to 0.27	0.25
Exercised	—	—	—
Forfeited/expired	—	—	—

Options outstanding at December 31, 2005	4,805,993	—	0.07
Granted	908,826	0.41 to 0.97	0.52
Exercised	—	—	—
Forfeited/expired	—	—	—

Options outstanding at December 31, 2006	5,714,819		0.14

Additional information with respect to the outstanding options at December 31, 2005 and 2006 is as follows:

At December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.04	3,481,264	8.00	$0.04	2,088,761	$0.04
0.04	154,038	8.25	0.04	132,148	0.04
0.04	431,307	8.50	0.04	363,531	0.04
0.04	123,231	9.00	0.04	123,234	0.04
0.22	277,269	9.75	0.22	69,625	0.22
0.27	338,884	9.75	0.27	84,404	0.27
	4,805,993			2,861,703

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 — Stock Options and Warrants – (continued)

At December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.04	3,481,264	7.00	$0.04	2,785,011	$0.04
0.04	154,038	7.25	0.04	146,336	0.04
0.04	431,307	7.50	0.04	394,338	0.04
0.04	123,231	8.00	0.04	123,231	0.04
0.22	277,269	8.75	0.22	138,634	0.22
0.27	338,884	8.75	0.27	152,498	0.27
0.41	705,495	9.00	0.41	305,304	0.41
0.81	92,423	9.00	0.81	36,969	0.81
0.97	110,908	9.25	0.97	52,681	0.97
	5,714,819			4,135,002

During the years ended December 31, 2005 and 2006, the Company granted stock options with exercise prices as follows:

Grants Made During Quarter Ended	Number of Options Granted (000’s)	Weighted-Average Exercise Price Per Share	Weighted Average Intrinsic Value Per Share	Weighted Average Fair Value Per Share

March 31, 2005	—	—	—	—
June 30, 2005	—	—	—	—
September 30, 2005	277	0.22	0.59	0.81
December 31, 2005	339	0.27	0.62	0.89
March 31, 2006	798	0.45	0.52	0.97
June 30, 2006	111	0.97	0.74	1.72
September 30, 2006	—	—	—	—
December 31, 2006	—	—	—	—

For option grants prior to January 1, 2006, the intrinsic value per share is being recognized over the applicable vesting period which equals the service period. For option grants during the year ended December 31, 2006 the compensation cost was determined based on the fair value of the options, and is being recognized over the applicable vesting period which equals the service period.

At December 31, 2006, 1,170,691 of the Company’s outstanding options were granted with exercise prices at below fair value. Compensation expense recognized in the consolidated statements of operations in connection with these options was $5,277, $57,225 and $203,680 during the years ended December 31, 2004, 2005 and 2006, respectively.

Agent Warrants – In December 2003, in connection with the issuance of the First Round Notes, a party related to certain of the Noteholders was appointed to act as an agent (“the Agent”) on behalf of the Noteholders to take various actions on behalf of the Noteholders as defined in the Amended and Restated Loan and Security Agreement. In addition, the Company entered into an Amended and Restated Advisory Agreement pursuant to which an affiliate of the Agent received warrants to purchase up to 1,621,479 shares of the Company’s common stock at an exercise price of approximately $0.0081 upon satisfaction of certain conditions. During the year ended December 31, 2004, warrants to purchase 1,080,989 shares of the Company’s common stock were earned, with a resulting charge, under the minimum value method, of $102,302. These warrants were subject to certain performance criteria by the Agent. The Company recorded this expense during the year ended December 31, 2004.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 — Stock Options and Warrants – (continued)

During the year ended December 31, 2006, the remaining warrants to purchase 540,490 shares of the Company’s common stock were earned, with a resulting charge under the fair value method of $522,947 recorded in the year ended December 31, 2006.

The Company calculated the fair value of these grants as described in SFAS 123 using the following assumptions:

	Year Ended December 31,
	2004	2005	2006

Risk-free interest rate	2.4%–3.3%	3.5%–4.3%	4.3%
Expected lives (in years)	2.5 Years	2.5 Years	5 Years
Dividend yield	0%	0%	0%
Expected volatility	52%	44%	97%

In May 2006, these warrants were exercised into shares of Private Company Common Stock and pursuant to exchange agreements, the shares were exchanged as of December 29, 2006 for 1,621,479 shares of common stock.

Financing Warrants – As a part of the Company’s issuances of its Second Round Notes, Third Round Notes and Series B preferred stock, the Company issued warrants to the participating investors. For a detailed description of the warrants issued in connection with the Second Round Notes and Third Round Notes, see Note 6. For a detailed description of the warrants issued in connection with the Series B preferred stock, see Note 7. On December 29, 2006, all of the holders of warrants issued in connection with the Second Round Notes, Third Round Notes and Series B preferred stock entered into exchange agreements with Lucy’s Cafe to exchange their warrants for warrants to purchase common stock.

Warrants Issued to Equipment Vendors – Historically, the Company has issued warrants to providers of equipment financing. For a detailed description of the warrants issued in connection with equipment financing arrangements, see Notes 4 and 12. On December 29, 2006, all of the holders of warrants issued in connection with equipment financing arrangements entered into exchange agreements with Lucy’s Cafe to exchange their warrants for warrants to purchase common stock.

Related Party Warrant Agreement – In February 2004, the Company entered into an agreement with a related party pursuant to which the related party will receive warrants to purchase up to 1,232,305 shares of the Company’s common stock at an exercise price of $0.008 upon satisfaction of certain conditions. These warrants have an exercise period of five years from the date of grant with an exercise price of $0.008 per share. During the year ended December 31, 2004, warrants to purchase 410,772 shares of the Company’s common stock were earned. The resulting charge, using the fair value method, was $13,802. During the year ended December 31, 2006, warrants to purchase an additional 410,772 shares of the Company’s common stock were earned, with the resulting charge, using the fair value method, of $396,956 recorded. On December 29, 2006, the related party entered into an exchange with Lucy’s Cafe to exchange the warrants for warrants to purchase common stock.

10 — Liability For Options

As of December 29, 2006 (the date of the Business Combination), the Company did not have a sufficient number of authorized shares for all share, option and warrant holders. Accordingly, the exchange of securities pursuant to the Business Combination is being implemented in two phases with the second phase being automatic upon the effectiveness of the Schedule 14C Information Statement initially filed with the Securities and Exchange Commission on March 6, 2007 and subsequent filing of Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company.

In the exchange agreements for the Business Combination, the InterMetro Investors agreed to defer the exchange of the warrants issued in connection with the Series B preferred stock and in connection with equipment financing and consulting agreements until such time that the Company has increased its authorized share count to

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 — Liability For Options – (continued)

150,000,000 shares. Also, employees of the Company agreed to defer the exchange of their Private Company Common Stock until such time that the Company has increased its authorized share count to 150,000,000 shares. The exchange agreements did not provide for a deferral of exercise rights for options issued under the 2004 Plan and the Company did not have enough authorized shares to accommodate the exercise of these options. Accordingly, effective on December 29, 2006, options under the 2004 Plan were not exercisable concurrently on the closing of the Business Combination, but will become exercisable without further act on the part of the holder(s) thereof at such time as the Company has increased its authorized number of shares. The Company has determined that there is a liability for such options and has included the liability within the accompanying financial statements. In addition, no gain or loss on these securities was incurred for the year ended December 31, 2006.

The Company calculated the value of those options, valued under the fair value method, that will be exercisable at a later date based on EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The value associated with liability totaled $5,383,915, and was recorded as an offset to additional paid in capital for the year ended December 31, 2006.

The Company calculated the fair value of these grants as described in SFAS 123 using the following assumptions:

Year Ended December 31, 2006

Risk-free interest rate	4.7%
Expected lives (in years)	3.6 years to 5.4 years
Dividend yield	0%
Expected volatility	84%–101%

11 — Credit Facilities

In August 2006, the Company entered into unsecured credit facilities of an aggregate of $525,000, with certain of its directors and officers, for general working capital. The facilities had one-year maturities and accrued interest on outstanding principal at 10% per annum compounded monthly. Principal and accrued interest were payable on August 31, 2007. The Company was also required to pay an origination fee of 7.25% of the maximum principal amount outstanding (during the term) on August 31, 2007 (or at the time of prepayment) and lender legal fees and other expenses of $9,500, or less, for each credit facility. Prepayment of the credit facilities required payment of interest that would have accrued through maturity, discounted by 15%, in addition to principal and accrued interest. In August and October 2006, the Company took advances of $450,000 and $75,000 under these facilities, respectively, and in January 2007 the Company repaid all of these facilities and all accrued fees and interest.

On or about December 14, 2006, the Company entered into a Term Credit Agreement pursuant to which it borrowed $600,000 from The Hunter Fund Limited, an unaffiliated lender, bearing no interest as long as there is no default, and all principal and accrued interest was to be payable on the earlier of (i) the closing of the Private Placement, or (ii) six months from the date of funding, or (iii) the effective date of the termination of the placement agent. The Company paid a bridge loan origination fee of $42,000 on the closing and was obligated to pay an additional fee of $75,000 on the maturity date of the loan. The financing was secured by certain assets of the Company. The Company was also obligated to pay $10,000 for the lender’s legal fees. Under the Term Credit Agreement, the Company was also obligated to issue the lender warrants to purchase 600,000 shares of the Company’s common stock with an exercise price of $0.60 per share, an exercise period of three years from the date of issuance and a cashless exercise feature. The bridge loan principal and all related fees and expenses were repaid in January 2007.

The Company allocated the proceeds received between stock and warrants in accordance with EITF Issue No. 98-5 valued under the fair value method. The value associated with the detachable warrants totaled $369,911, and was recorded as an offset to the proceeds received from the bridge loan.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 — Credit Facilities – (continued)

The Company calculated the fair value of these grants as described in SFAS 123 using the following assumptions:

Year Ended December 31, 2006

Risk-free interest rate	4.7%
Expected lives (in years)	3 years
Dividend yield	0%
Expected volatility	67%

12 — Commitments and Contingencies

Equipment Leases – In February 2004, the Company entered into a non-cancelable lease agreement to purchase network equipment, software and other equipment up to $465,000. As part of securing this lease facility, the Company issued a warrant to purchase 143,261 shares of the Company’s common stock at an exercise price of $0.16 per share. In August 2005, the Company entered into a similar non-cancelable lease agreement to purchase network equipment, software and other equipment up to an additional $300,000. As part of securing this lease facility, the Company issued a warrant to purchase 56,018 shares of the Company’s common stock at an exercise price of approximately $0.27 per share. The resulting combined charge for warrants issued in connection with these lease arrangements in the year ended December 31, 2005, using the minimum value method, was $33,196. The future minimum lease payments are discounted using interest rates of 18% to 28% over 18 to 30 months. Management believes that assets acquired under this lease facility meet the criteria to be accounted for as capital leases under SFAS 13, “Accounting for Leases.”

In May 2006, the Company entered into a non-cancelable lease agreement to purchase network equipment, software and other equipment up to $300,000. As part of securing this lease facility, the Company issued a warrant to purchase 21,567 shares of the Company’s common stock at an exercise price of $0.97 per share. The resulting charge, using the fair value method, was $29,408.

The Company calculated the fair value of these grants as described in SFAS 123 using the following assumptions:

	Year Ended December 31,
	2004	2005	2006

Risk-free interest rate	2.4%–3.3%	3.5%-4.3%	4.9%
Expected lives (in years)	2.5 Years	2.5 Years	2.5 Years
Dividend yield	0%	0%	0%
Expected volatility	52%	44%	91%

In connection with the Business Combination, holders of the warrants to purchase Private Company Common Stock issued as part of these agreements agreed to exchange these warrants for warrants to purchase common stock. The number of shares subject to the warrants and the exercise prices are presented as if the Business Combination had occurred at the beginning of the periods presented. The exercise periods and other terms and conditions of the warrants remained the same.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 — Commitments and Contingencies – (continued)

The Company leases certain equipment under capital lease arrangements expiring on various dates through 2008. Included in property and equipment, net are the following assets held under capital lease:

	December 31,
	2005	2006

Telecommunications equipment	$585,558	$696,010
Telecommunications software	89,011	96,159
Computer equipment	27,567	32,936
Leasehold improvements, office equipment and furniture	7,836	7,836
Total property and equipment under capital lease	709,972	832,941
Less: accumulated depreciation	(342,885)	(588,686)
	$367,087	$244,255

Future minimum lease payments under non-cancelable capital leases for the years following December 31, 2006 are:

2007	$192,330
2008	117,584
Total minimum obligations	309,914
Less amounts representing interest	62,054
Present value of minimum obligations	247,860
Less current portion	152,829
Total long term	$95,031

Facility Lease – The Company leased its facilities under a non-cancelable operating lease expiring in January 2006. In March 2006, the Company renewed its facilities lease for a period of three years at an annual expense of approximately $230,000. As part of the lease renewal, the Company has increased the size of the facilities leased and certain improvements to the facilities will be made by the building owner. Rent expense for the Company’s facilities for the years ended December 31, 2004, 2005 and 2006 was $110,000, $146,424 and $230,849, respectively.

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor. The Company currently has disputes with vendors that it believes did not bill certain charges correctly. While the Company has paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of December 31, 2006, there are approximately $1.4 million of unresolved charges in dispute. The Company is in discussion with these vendors regarding these charges and it may take additional action as deemed necessary against

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 — Commitments and Contingencies – (continued)

these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is reasonable and estimable based on SFAS 5, “Accounting for Contingencies.”

Some local exchange carriers have asserted that past and current services are subject to intrastate and/or interstate access charges. Several proceedings at the FCC within the Company’s industry were initiated to address issues relevant to these claims. In April 2004, the FCC ruled that AT&T’s phone-to-phone IP telephone service is not exempt from access charges as an unregulated “information” service, finding that AT&T’s specific network architecture met the definition of a regulated “telecommunications” service. If it is determined that the Company’s services were subject to access charges, the Company may be subject to pay such charges. The Company also may find it uneconomical to prospectively offer some services if the Company is required to pay access charges. Some local exchange carriers invoice for these charges, others have not submitted such invoices. The Company has disputed these charges, however, regulatory actions or commercial agreements may cause the Company to pay these charges, which could have an adverse impact on our business.

In June 2005, one of the Company’s network vendors indicated that they believe that they may be liable for a portion or all of certain types of access charges and that they may potentially pass those third party charges through to the Company because they believe that they have incurred these charges due to the Company’s use of their services. The Company provided this vendor with a good-faith cash deposit of $100,000 in June 2005 and they agreed to continue to provide services pending resolution of the third party charge issue. This vendor has not invoiced the Company for any of these third party charges and the Company does not know the total amount of potential invoices it may receive regarding this issue at this time. While management of the Company does not believe that any third party charges are owed to this vendor, management of the Company is currently working to settle this issue and the Company may be required to make additional cash payments, which payments could be significant. In October 2005, this vendor confirmed that actions taken by the Company to eliminate the potential for additional third party charges was successful and has eliminated these potential charges on a go-forward basis. An additional provider of similar services used for the origination of VoIP traffic has notified their customers that they do not have their approval to send certain types of VoIP traffic over their facilities. If the Company is unable to continue to use this vendor’s facilities, the Company would need to use different vendors to service a portion of its customer base and the cost structure to service its existing customer base would be adversely impacted and may negatively affect its ability to earn a profit. The Company is not currently able to estimate the impact, if any, these potential changes may have on its results of operations or financial position.

Consulting Agreement. On or about December 29, 2006, the Company entered into a three-year consulting agreement pursuant to which the Company will receive services related to strategic planning, investor relations, acquisitions, and corporate governance. Pursuant to the consulting agreement, the Company is obligated to pay $13,000 per month for these services, subject to a minimum increase of 5% per year.

13 — Income Taxes

At December 31, 2006, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $7.2 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards begin to expire in 2008.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 — Income Taxes – (continued)

The following is a summary of the Company’s deferred tax assets and liabilities:

	December 31,
	2005	2006

Current assets and liabilities:
Deferred revenue	$28,318	$337,553
Allowance for doubtful accounts	—	50,000
Accrued expenses	146,463	127,478
	174,781	515,031
Valuation allowance	(174,781)	(515,031)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$34,734	$46,340
Net operating loss carryforward	235,211	5,010,816
	269,945	5,057,156
Valuation allowance	(269,945)	(5,057,156)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Year Ended December 31,
	2004	2005	2006

Federal statutory tax rate	(34)%	(34)%	(34)%
State and local taxes	(6)	(6)	(6)
Valuation reserve for income taxes	40	40	40
Effective tax rate	—%	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2005 and 2006.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information:

	Year Ended December 31,
	2004		2005		2006

Cash paid:
Interest		$91,113		$452,788	$700,511
Income taxes		$800		$800	$800

Non-cash information:
Common stock issued in connection with acquisition of Advanced Tel, Inc.		$—		$—	$1,500,000

Net liabilities assumed in excess of net assets acquired in connection with acquisition of Advanced Tel, Inc.		$—		$—	$42,967

Net liabilities assumed in excess of net assets acquired in connection with acquisition of Lucy’s Cafe, Inc.		$—		$—	$138,077

Equipment obtained under capital leases		$442,286		$267,686	$122,969

Equipment obtained by issuing common stock warrants		$67,253		$269,012	$—

Equipment obtained under strategic agreement		$—		$—	$691,332

Total amounts and notes payable to former shareholder of ATI		$—		$—	$400,000

Transaction costs accrued on acquisition of ATI		$—		$—	$40,000

Debt issuance costs		$123,132		$—	$374,907

Common stock issued in connection with private placement		$—		$—	$10,235,000

Cost of capital capitalized in private placement		$—		$—	$6,645,806

Liability for options and warrants	$		$		$5,383,915

Conversion of Series A Notes payable	$		$		$3,111,833

Debt issuance cost of Series B Preferred Stock	$		$		$440,010

Fair value of nonemployee option grants	$		$		$190,378

Conversion of Series B Preferred Stock	$		$		$118

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — Quarterly Financial Information (Unaudited)

The following table sets forth the unaudited quarterly financial information for 2004, 2005 and 2006:

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total

Year Ended 2005
Revenue	$1,357,055	$2,348,357	$3,192,712	$3,682,475	$10,580,599
Net loss	(623,721)	(104,404)	(139,351)	(244,339)	(1,111,815)

Year Ended 2006
Revenue	$3,120,933	$5,917,653	$5,886,418	$5,183,867	$20,108,871
Net loss	(2,746,798)	(2,149,681)	(2,863,569)	(6,170,416)	(13,930,464)

16 — Subsequent Events

In January 2007, the Company repaid $525,000 in advances and all accrued fees and interest with respect to certain credit facilities which the Company obtained in August 2006 from certain of its directors and officers for general working capital. For a detailed description of the terms of these credit facilities see Note 11.

In January 2007, the Company repaid the principal and all related fees and expenses with respect to the Term Credit Agreement, dated December 14, 2006, pursuant to which it borrowed $600,000 from The Hunter Fund Limited, an unaffiliated lender. For a detailed description of the terms of the bridge loan see Note 11.

Effective January 19, 2007, the Company’s Board of Directors approved the 2007 Omnibus Stock and Incentive (the “2007 Plan”) for directors, officers, employees, and consultants to the Company. Pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission on March 6, 2007, the Company’s shareholders will ratify the 2007 Plan before January 19, 2008.