Form 10QSB
period 2007-03-31
LUCYS CAFE INC
filed 2007-05-21
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

Commission file number 333-88278

______________

LUCY’S CAFE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0476779
(State of Incorporation)	(IRS Employer Identification No.)

2685 Park Center Drive, Building A,
Simi Valley, California 93065

(Address of Principal Executive Offices) (Zip Code)

(805) 433-8000

(Registrant’s Telephone Number, Including Area Code)

______________

Check whether the registrant (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of May 18, 2007, the number of shares outstanding of the registrant’s only class of common stock was 45,525,614. Pursuant to the share exchange which resulted in InterMetro Communications, Inc. becoming the wholly owned subsidiary of the Registrant, 14,049,580 shares of common stock were not exchanged concurrently on the closing of the share exchange, but will be exchanged automatically and without further action on the part of the holder(s) thereof at the time the Registrant increases its authorized shares of common stock to up to 150,000,000 pursuant to the Schedule 14C Information Statement filed on May 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements
	Consolidated Balance Sheets at December 31, 2006 and March 31, 2007 (unaudited)	2
	Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2007 (unaudited)	3
	Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2007 (unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2007 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	19

Item 3.	Controls and Procedures	30

Part II. Other Information

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LUCY’S CAFE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2007
		(unaudited)
ASSETS
Cash	$150,903	$2,921,086
Cash held in escrow	10,235,000	—
Accounts receivable, net of allowance for doubtful accounts of $125,000 at December 31, 2006 and March 31, 2007	1,149,439	1,359,517
Deposits	219,449	282,249
Other current assets	214,949	217,753
Total current assets	11,969,740	4,780,605
Property and equipment, net	1,636,746	1,646,274
Goodwill	1,800,347	1,800,347
Other intangible assets	155,230	146,100
Other long-term assets	4,631	4,631
Total Assets	$15,566,694	$8,377,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable, trade	$6,349,788	$5,887,631
Accrued expenses	5,828,021	3,943,024
Deferred revenues and customer deposits	1,101,781	697,965
Borrowings under line of credit facilities	189,999	189,999
Current portion of amounts and notes due to related parties	410,566	106,250
Current portion of long-term capital lease obligations	152,829	237,365
Liability for options and warrants	5,383,915	11,012,753
Borrowings under related party credit facilities	1,125,000	—
Total current liabilities	20,541,899	22,074,987

Capital lease obligations	95,031	207,130
Total long-term liabilities	95,031	207,130
Total liabilities	20,636,930	22,282,117

Commitment and contingencies

Stockholders’ Deficit
Common stock — $0.001 par value; 50,000,000 shares authorized; 59,575,194 shares issued and outstanding at December 31, 2006 and March 31, 2007	59,575	59,575
Additional paid-in capital	13,245,231	13,532,331
Deferred stock based compensation	(372,803)	(319,487)
Accumulated deficit	(18,002,239)	(27,176,579)
Total stockholders’ deficit	(5,070,236)	(13,904,160)
Total Liabilities and Stockholders’ Deficit	$15,566,694	$8,377,957

The accompanying notes are an integral part of these consolidated financial statements.

LUCY’S CAFE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2007
	(unaudited)
Net revenues	$3,120,933	$5,238,454
Network costs	2,975,025	6,249,209
Gross profit (loss)	145,908	(1,010,755)
Operating expenses
Sales and marketing (includes stock based compensation of $19,119 and $10,690 for the three months ended March 31, 2006 and 2007 respectively)	303,138	587,909
General and administrative (includes stock based compensation of $1,123,124 and $153,897 for the three months ended March 31, 2006 and 2007 respectively)	2,111,541	1,813,385
Total operating expenses	2,414,680	2,401,294
Operating loss	(2,268,772)	(3,412,049)
Interest expense, net (includes stock based charges of $330,361 and $0 for the three months ended March 31, 2006 and 2007 respectively)	478,964	133,453
Loss on liability for options and warrants	—	5,628,838
Loss before provision for income taxes	(2,747,737)	(9,174,340)
Provision for income taxes	—	—
Net loss	$(2,747,737)	$(9,174,340)
Basic and diluted net loss per common share	$(0.11)	$(0.15)
Shares used to calculate basic and diluted net loss per common share	24,645,816	59,575,194

The accompanying notes are an integral part of these consolidated financial statements.

LUCY’S CAFE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Based Compensation	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at January 1, 2007	—	$—	59,575,194	$59,575	$13,245,231	$(372,803)	$(18,002,239)	$(5,070,236)
Amortization of stock-based compensation	—	—	—	—	111,271	53,316	—	164,587
Cost of capital capitalized in private placement	—	—	—	—	175,829	—	—	175,829
Net loss for the three months ended March 31, 2007	—	—	—	—	—	—	(9,174,340)	(9,174,340)
Balance at March 31, 2007	—	$—	59,575,194	$59,575	$13,532,331	$(319,487)	$(27,176,579)	$(13,904,160)

The accompanying notes are an integral part of these consolidated financial statements.

LUCY’S CAFE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,747,737)	$(9,174,340)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	174,778	309,356
Stock based compensation	1,142,243	164,587
Amortization of debt discount	130,269	—
Charge for beneficial conversion feature of Series A convertible promissory notes	200,093	—
Loss on options and warrants	—	5,628,838
(Increase) decrease in assets:
Accounts receivable	10,535	(210,079)
Deposits	(12,976)	(62,800)
Other current assets	(140,820)	(2,804)
Other long-term assets	—	—
Increase (decrease) in liabilities:
Accounts payable, trade	492,263	(462,157)
Accrued expenses	(21,676)	(1,884,996)
Deferred revenues and customer deposits	177,050	(403,816)
Net cash used in operating activities	(595,978)	(6,098,211)

Cash flows from investing activities:
Purchase of property and equipment	(42,936)	(76,835)
Net cash used in investing activities	(42,936)	(76,835)

Cash flows from (used in) financing activities:
Cash acquired in acquisition of Advanced Tel, Inc.	458,761	—
Payment of amounts due to related party	—	(304,316)
Net proceeds from issuance of Series A convertible promissory notes	564,695	—
Net proceeds from issuance of Series B preferred stock	985,550	—
Net proceeds from escrow for private placement	—	10,235,000
Cash refunded from reduction of private placement fees	—	175,829
Repayment of related party credit facility	—	(1,125,000)
Principal payments on capital lease obligations	(69,797)	(36,284)
Net cash provided by financing activities	1,939,209	8,945,229

Net increase in cash	1,300,295	2,770,183
Cash at beginning of period	565,063	150,903
Cash at end of period	$1,865,358	$2,921,086

The accompanying notes are an integral part of these consolidated financial statements.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

1 — Nature of Operations and Summary of Significant Accounting Policies

Company Background – Lucy’s Cafe, Inc. (“Lucy’s Cafe”) was incorporated on October 30, 2000 in the State of Nevada. Lucy’s Cafe’s operations were located in Sacramento, California and consisted of a restaurant servicing the downtown area. The operating assets of the Lucy’s Place restaurant were sold on July 7, 2004.

On or about December 29, 2006, Lucy’s Cafe, InterMetro Communications, Inc. (“InterMetro”), and InterMetro’s pre-transaction shareholders, note holders, and warrant holders (collectively, the “InterMetro Investors”) entered into exchange agreements to effect a reverse merger between Lucy’s Cafe and InterMetro (the “Business Combination”) which resulted in a share exchange such that the InterMetro Investors became the controlling shareholders of Lucy’s Cafe, and such that InterMetro will ultimately become a wholly owned subsidiary of Lucy’s Cafe. All costs associated with the Business Combination were expensed as incurred.

Pursuant to the Business Combination, the Company issued, or will issue, directly to the InterMetro Investors in two phases a total of approximately 41,540,194 shares of common stock in exchange for all of their issued and outstanding shares of common stock (the “Private Company Common Stock”) and preferred stock, and outstanding convertible promissory notes on an as converted basis. The first phase issuance occurred effectively on December 29, 2006 and included the issuance of 27,490,194 shares of common stock in exchange for the entire principal amount of the convertible promissory notes and accrued interest due, all outstanding shares of preferred stock and Private Company Common Stock held by non-employees, and a portion of the Private Company Common Stock held by employees. The second phase issuance will occur automatically when the Company increases its authorized shares of common stock to 150,000,000, par value $0.001 per share, by filing Amended and Restated Articles of Incorporation upon the effectiveness of the Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2007 and will include the issuance of 14,049,580 shares of common stock in exchange for all of the remaining Private Company Common Stock currently held by the employees of InterMetro. After the completion of the second phase issuance, all InterMetro securities will be effectively cancelled except 100 shares of Private Company Common Stock which will represent 100% of the outstanding stock of the wholly-owned subsidiary.

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

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month periods ended March 31, 2006 and 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 which are included in the Form 10-KSB filed by the Company on April 17, 2007.

All share and per share data provided in the Consolidated Financial Statements and in these Notes to Consolidated Financial Statements have been retroactively restated to reflect the conversion ratio related to the exchange of shares in the Business Combination, unless otherwise stated herein.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

1 — Nature of Operations and Summary of Significant Accounting Policies – (continued)

Principles of Consolidation – The consolidated financial statements include the accounts of Lucy’s Cafe, InterMetro, and its wholly owned subsidiary, Advanced Tel, Inc. (“ATI”). All intercompany balances and transactions have been eliminated in consolidation.

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

Beginning in the quarter ended December 2005, the Company began to significantly increase the sale of minutes through retail calling cards. During 2006, these increased sales provided additional data that allowed the Company to modify the process for estimating revenues for retail calling cards. The improved process resulted in a decrease in revenues of $61,000 for the three months ended March 31, 2006 compared to the results for this period if the Company had not modified the process.

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

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs included in sales and marketing expenses were $30,750 and $19,700 for the three months ended March 31, 2006 and 2007, respectively.

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

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

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

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

1 — Nature of Operations and Summary of Significant Accounting Policies – (continued)

The Company calculated the fair value of these grants as described in SFAS 123 using the following average assumptions:

	December 31, 2006	March 31, 2007

Risk-free interest rate	4.4%	4.4%
Expected lives (in years)	4.5 Years	4.3 Years
Dividend yield	0%	0%
Expected volatility	89%	93%
Forfeiture rate	0%	0%

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

The Company had four customers which accounted for 67% (24%, 18%, 14% and 11% individually) of net revenue for the three months ended March 31, 2006. The Company has one customer which accounted for 12% of net revenue for the three months ended March 31, 2007.

One customer had an outstanding accounts receivable balance in excess of 10% of the total accounts receivable at December 31, 2006 which represented 11.1% of the total accounts receivable at December 31, 2006. One customer had an outstanding accounts receivable balance in excess of 10% of the total accounts receivable at March 31, 2007 which represented 13.3% of the total accounts receivable at March 31, 2007.

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

Recent Accounting Pronouncements – In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement No. 109. The interpretation

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

1 — Nature of Operations and Summary of Significant Accounting Policies – (continued)

provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. The Company has adopted this interpretation and this did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006. We are not aware of any misstatements that have had a material impact on our consolidated financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of the plan is measured as the difference between plan assets at fair value and the benefit obligation. The statement is effective for fiscal years ending after December 15, 2006. The Company does not have a pension plan or other post retirement plan. As such there was no impact on the Company’s statement of financial position, results of operations, or cash flows.

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

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

2 — Acquisition and Intangible Assets – (continued)

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

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

2 — Acquisition and Intangible Assets – (continued)

Pro forma information (Unaudited)

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of ATI had been effective at the beginning of the three months ended March 31, 2006. The pro forma information includes adjustments reflecting changes in the amortization of intangibles and the elimination of InterMetro’s revenues reported by ATI as if ATI had been included in the Company’s results of operations:

Three Months Ended March 31, 2006

Revenue	$5,194,147
Operating loss	$(2,204,486)
Net loss	$(2,678,155)
Basic and diluted earnings per share	$(0.11)
Number of shares outstanding	24,953,895

3 — Other Current Assets

The following is a summary of the Company’s other current assets:

	December 31, 2006	March 31, 2007
		(unaudited)
Employee advances	$57,919	$48,901
Prepaid expenses	157,030	168,852
Other current assets	$214,949	$217,753

4 — Property and Equipment

The following is a summary of the Company’s property and equipment:

	December 31, 2006	March 31, 2007
		(unaudited)
Telecommunications equipment	$2,907,803	$3,217,557
Computer equipment	174,106	174,106
Telecommunications software	107,352	107,352
Leasehold improvements, office equipment and furniture	85,392	85,392
Total property and equipment	3,274,653	3,584,407
Less: accumulated depreciation and amortization	(1,637,907)	(1,938,133)
Property and equipment, net	$1,636,746	$1,646,274

Depreciation expense included in network costs was $165,827 and $295,613 for the three months ended March 31, 2006 and 2007, respectively. Depreciation and amortization expense included in general and administrative expenses was $8,951 and $4,613 for the three months ended March 31, 2006 and 2007, respectively.

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company can obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its current operations. Repayment for these assets is based on the actual underlying traffic utilized by each piece of equipment, plus the issuance of a warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share. For certain assets that can be purchased under this agreement, the Company has an option to issue a predetermined warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share as full payment. At March 31, 2007, the Company had purchased telecommunications equipment under this agreement totaling $1,439,222.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

4 — Property and Equipment – (continued)

In May 2006, the Company entered into a strategic agreement with a VoIP equipment and support services provider. Under the terms of this agreement, the Company can obtain certain VoIP equipment to expand its current operations. Repayment of these assets is based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments. At March 31, 2007, the Company has purchased VoIP equipment under this agreement totaling $691,332.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	December 31, 2006	March 31, 2007
		(unaudited)
Amounts due under equipment agreements	$1,355,326	$1,355,326
Commissions, network costs and other general accruals	3,310,148	1,341,389
Deferred payroll and other payroll related liabilities	529,351	568,113
Interest due on convertible promissory notes and other debt	195,658	117,661
Funds held for payment to third parties	437,538	560,535
Accrued expenses	$5,828,021	$3,943,024

6 — Common Stock

As of December 31, 2006, the total number of authorized shares of common stock, par value $0.001 per share, was 50,000,000 of which 45,525,614 shares were issued and outstanding. An additional 14,049,580 shares of common stock will be automatically issued to certain InterMetro Investors as part of the Business Combination. The Company expects to increase its authorized shares of common stock to 150,000,000, par value $0.001 per share, by filing Amended and Restated Articles of Incorporation upon the effectiveness of the Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2007.

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

Additional Shares Automatically Issuable in the Business Combination – As of March 31, 2007, there were 1,341,300 shares of Private Company Common Stock issued and outstanding that were not exchanged at the time of the Business Combination. Pursuant to the Business Combination, the 1,341,300 shares of Private Company Common Stock will be automatically exchanged for approximately 14,049,580 shares of Lucy’s Cafe common stock when the Company increases its authorized shares of common stock to 150,000,000, par value $0.001 per share, by filing Amended and Restated Articles of Incorporation upon the effectiveness of the Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2007. Upon exchange by the InterMetro Investors of the Private Company Common Stock, all of the Private Company Common Stock will be cancelled except for 100 shares which will represent 100% of the outstanding stock of the wholly-owned subsidiary.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

7 — Stock Options and Warrants

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

A total of 5,730,222 shares of the Company’s common stock, as adjusted for share splits, had been reserved for issuance at December 31, 2006 and at March 31, 2007. Upon shareholder ratification of the 2004 Plan pursuant to the 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2007, the Company will freeze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

As of March 31, 2007, the Company has granted a total of 5,714,819 stock options to the officers, directors, and employees, and consultants of the Company, 4,836,801 of which vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

The following presents a summary of activity under the Company’s 2004 Plan for the period for the three months ended March 31, 2007 (unaudited):

	Number of Shares	Price per Share	Weighted Average Exercise Price

Options outstanding at January 1, 2007	5,714,819	$—	$0.14
Granted	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—

Options outstanding at March 31, 2007	5,714,819	—	0.14

Options exercisable at March 31, 2007	4,492,371

For option grants prior to January 1, 2006, the intrinsic value per share is being recognized over the applicable vesting period which equals the service period. For option grants during the year ended December 31, 2006 the compensation cost was determined based on the fair value of the options, and is being recognized over the applicable vesting period which equals the service period.

At March 31, 2007, 1,170,691 of the Company’s outstanding options were granted with exercise prices at below fair value. Compensation expense recognized in the consolidated statements of operations in connection with these options was $51,000 and $51,000 during the three months ended March 31, 2006 and March 31, 2007, respectively.

Effective January 19, 2007, the Company’s Board of Directors approved the 2007 Omnibus Stock and Incentive (the “2007 Plan”) for directors, officers, employees, and consultants to the Company. Pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2007, the Company’s shareholders will ratify the 2007 Plan before January 19, 2008.

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

7 — Stock Options and Warrants – (continued)

During the three months ended March 31, 2006, warrants to purchase 540,490 shares of the Company’s common stock were earned, with a resulting charge under the fair value method of $522,947 recorded.

The Company calculated the fair value of these grants as described in SFAS 123 using the following assumptions:

March 31, 2006

Risk-free interest rate	4.3%
Expected lives (in years)	5 Years
Dividend yield	0%
Expected volatility	97%
Forfeiture rate	0%

8 — Liability For Options

As of December 29, 2006 (the date of the Business Combination), the Company did not have a sufficient number of authorized shares for all share, option and warrant holders. Accordingly, the exchange of securities pursuant to the Business Combination is being implemented in two phases with the second phase being automatic upon the effectiveness of the Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2007 and subsequent filing of Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company.

In the exchange agreements for the Business Combination, the InterMetro Investors agreed to defer the exchange of certain warrants until such time that the Company has increased its authorized share count to 150,000,000 shares. Also, employees of the Company agreed to defer the exchange of their Private Company Common Stock until such time that the Company has increased its authorized share count to 150,000,000 shares. The exchange agreements did not provide for a deferral of exercise rights for options issued under the 2004 Plan and the Company did not have enough authorized shares to accommodate the exercise of these options. Accordingly, effective on December 29, 2006, options under the 2004 Plan were not exercisable concurrently on the closing of the Business Combination, but will become exercisable without further act on the part of the holder(s) thereof at such time as the Company has increased its authorized number of shares. The Company has determined that there is a liability for such options and has included the liability within the accompanying financial statements.

The Company calculated the value of those options, valued under the fair value method, that will be exercisable at a later date based on EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The value associated with the liability was estimated at $5,383,915 at December 29, 2006, the date of the Business Combination, and was recorded as an offset to additional paid in capital on that date. At December 31, 2006, the Company estimated that there had been no change in the value of these options since the date of the Business Combination. The Company determined the fair market value of this liability to be $11,012,753 at March 31, 2007 and as such has recorded a derivative loss of $5,628,838 for the three months ended March 31, 2007.

The Company calculated the fair value of these grants as described in SFAS 123 using the following assumptions:

	December 31, 2006	March 31, 2007

Risk-free interest rate	4.7%	4.5%
Expected lives (in years)	3.6 years to 5.4 years	3.5 years to 5.3 years
Dividend yield	0%	0%
Expected volatility	84%–101%	77%–93%

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

9 — Credit Facilities

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

10 — Commitments and Contingencies

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor. The Company currently has disputes with vendors that it believes did not bill certain charges correctly. While the Company has paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of March 31, 2007, there are approximately $1.4 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. The Company is in discussion with these vendors regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is reasonable and estimable based on SFAS 5, “Accounting for Contingencies.”

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

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

10 — Commitments and Contingencies – (continued)

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

11 — Income Taxes

At December 31, 2006, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $7.2 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards begin to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities:

	December 31, 2006	March 31, 2007
		(unaudited)
Current assets and liabilities:
Current assets:
Deferred revenue	$337,553	$—
Allowance for doubtful accounts	50,000	—
Accrued expenses	127,478	—
	515,031	—
Current liabilities:
Deferred revenue	—	26,975
Accrued expenses	—	207,662
	—	234,637
Valuation allowance	(515,031)	(234,637)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$46,340	$15,664
Net operating loss carryforward	5,010,816	3,888,709
	5,057,156	3,904,373
Valuation allowance	(5,057,156)	(3,904,373)
Net non-current deferred tax asset	$—	$—

LUCY’S CAFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007

11 — Income Taxes – (continued)

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Three Months Ended March 31,
	2006	2007
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2006 and March 31, 2007.

12 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information:

	Three Months Ended March 31,
	2006	2007
	(unaudited)
Cash paid:
Interest	$87,210	$90,942
Income taxes	$—	$—

Non-cash information:
Common stock issued in connection with acquisition of Advanced Tel, Inc.	$1,500,000	$—

Net liabilities assumed in excess of net assets acquired in connection with acquisition of Advanced Tel, Inc.	$42,967	$—

Equipment obtained under capital leases	$5,369	$232,919

Total amounts and notes payable to former shareholder of ATI	$400,000	$—

Transaction costs accrued on acquisition of ATI	$40,000	$—

Debt issuance costs	$374,907	$—

Item 2. Management’s Discussion and Analysis

Cautionary Statements

This Report contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Report. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)

volatility or decline of our stock price;

(b)

potential fluctuation in quarterly results;

(c)

our failure to earn revenues or profits;

(d)

inadequate capital and barriers to raising capital or to obtaining the financing needed to implement our business plans;

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

(o)

regulatory interpretations and changes.

We caution you not to place undue reliance on the statements, which speak only as of the date of this Report. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on behalf of us may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements.

Background

On December 29, 2006, InterMetro Communications, Inc. (“InterMetro”) completed a business combination with Lucy’s Cafe, a public “shell” company, whereby InterMetro became our wholly-owned subsidiary. For financial reporting purposes, InterMetro was considered the accounting acquirer in the business combination. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations prior to December 29, 2006 below are those of InterMetro and do not include Lucy’s Cafe’s historical financial results. All costs associated with the business combination were expensed as incurred.

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

For the quarter ended September 30, 2005, which was the last quarter prior to the initiation of our SS-7 network expansion, we had gross margin of approximately 30.0%. As part of the network expansion which began in December 2005, we began purchasing additional network capacity on a fixed-cost and monthly recurring basis. These costs, along with other expenses related to the expansion, such as certain nonrecurring costs for installing these services, are included in our total network expenses for the year ended December 31, 2006. However, we did not begin selling services utilizing the network expansion until the quarter ended June 30, 2006. The increase in network costs without a corresponding increase in revenues was a significant factor in reducing our gross margin to (8.9)% for the year ended December 31, 2006. While we expect to continue to add to capacity, as of September 30, 2006, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure and for the quarter ended March 31, 2007 approximately 56.5% of the minutes carried on our VoIP infrastructure utilized the SS-7 technology. We believe that increasing voice minutes utilizing our network expansion will ultimately generate gross margins approximating those generated prior to the network expansion. A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

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

Trends in Our Industry and Business

A number of trends in our industry and business could have a significant effect on our operations and our financial results. These trends include:

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

Our Business Model

Historically, we have been successful in implementing our business plan through the expansion of our VoIP infrastructure. Since our inception, we have grown our customer base, including the customers from our recent acquisition, to include over 100 customers, including several large publicly-traded telecommunications companies and retail distribution partners. In connection with the addition of customers and the provision of related voice services, we have expanded our national VoIP infrastructure.

In 2006, we also began to dedicate significant resources to acquisition growth, completing our first acquisition in March 2006. We acquired ATI to add minutes to our network and to access new sales channels and customers. We plan to grow our business through direct sales activities and potentially through acquisitions.

Revenue. We generate revenue primarily from the sale of voice minutes that are transported across our VoIP infrastructure. In addition, ATI, as a reseller, generates revenues from the sale of voice minutes that are currently transported across other telecom service providers’ networks. However, we intend to migrate some of these revenues on to our VoIP infrastructure. We negotiate rates per minute with our carrier customers on a case-by-case basis. The voice minutes that we sell through our retail distribution partners are typically priced at per minute rates, are packaged as calling cards and are competitive with traditional calling cards and prepaid services. Our carrier customer services agreements and our retail distribution partner agreements are typically one year in length with automatic renewals. We generally bill our customers on a weekly or monthly basis with either a prepaid balance required at the beginning of the week or month of service delivery or with net terms determined by the customers’ creditworthiness. Factors that affect our ability to increase revenue include:

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

•

Competitive local exchange carrier costs.

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

The usage-based cost components of our network include:

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

We expect that both our fixed-cost and usage-based network costs will increase in the future primarily due to the expansion of our VoIP infrastructure and use of off-net providers related to the expected growth in our revenues.

Our usage-based network components costs are affected by:

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

We expect to continue to make acquisitions of telecommunications companies. As we complete these acquisitions and add an acquired company’s traffic and revenue to our operations, we may incur increased usage-based network costs. These increased costs will come from traffic that remains with the acquired company’s pre-existing carrier and from any of the acquired company’s traffic that we migrate to our SS-7 services or our off-net carriers. We may also experience decreases in usage based charges for traffic of the acquired company that we migrate to our network. The migration of traffic onto our network requires network construction to the acquired company’s customer base, which may take several months or longer to complete.

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

General and Administrative Expense. General and administrative expenses include salaries, benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services, occupancy costs and our insurance costs, and depreciation expense on our non-network depreciable assets. Our general and administrative expenses also include stock-based compensation on option grants to our employees and options and warrant grants to non-employees for goods and services received.

Results of Operations for the Three Months Ended March 31, 2006 and 2007

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2006	2007
Net revenues	100%	100%
Network costs	95	119
Gross profit	5	(19)
Operating expenses:
Sales and marketing	10	11
General and administrative	68	35
Total operating expenses	78	46
Operating loss	(73)	(65)
Gain/(loss) on option and warrant liability	—	(107)
Interest expense	15	3
Loss before provision for income tax	(88)	(175)
Net loss	(88)%	(175)%

Net Revenues. Net revenues increased $2.1 million, or 67.8%, from $3.1 million for the three months ended March 31, 2006 to $5.2 million for the three months ended March 31, 2007. The increase in net revenues was primarily attributable to growth in net revenues from carrier customers. Approximately $2.5 million, or 47.1%, of our revenues from the three months ended March 31, 2007 came from new customers including new customers added through our direct sales force and customers acquired through the ATI acquisition which represented $373,000 and $2.1 million of the increase, respectively. Revenues for the three months ended March 31, 2007 were negatively impacted by one time credits and marketing discounts given in the quarter ended March 31, 2007 of $60,000 related to the ramp up of revenue on SS-7 technology. We did not generate revenues using our SS-7 technology until after March 31, 2006, so there was no impact from these items for the three months ended March 31, 2006.

Network Costs. Network costs increased $3.3 million, or 110.1%, from $3.0 million for the three months ended March 31, 2006 to $6.2 million for the three months ended March 31, 2007, primarily due to network expansion related to the addition of SS-7 technology, off-net costs incurred for the customers acquired through the ATI acquisition and increased use of third party networks to terminate and originate calls, which increased network costs by $1.9 million, $2.4 million and $340,000, respectively. The increase in network costs from SS-7 technology included approximately $630,000 for monthly fixed-cost network components and$1.3 million for per minute and per call variable costs paid to local exchange carriers. Offsetting the increase in network costs for the three months ended March 31, 2007 over the three months ended March 31, 2006 was the reduction of the use of competitive local exchange companies, which were primarily replaced by the SS-7 technology expansion, decreasing network expenses by $855,000.

Gross margin decreased from 4.7% for the three months ended March 31, 2006 to a gross margin loss of (19.3)% for the three months ended March 31, 2007. This decrease in gross margin was attributable to the deployment of SS-7 based technology in the network which was underutilized during the three months ended March 31, 2007 and the increased use of third party networks related to the ATI acquisition.

Depreciation expense included within network costs for the three months ended March 31, 2006 was $166,000 (5.3% of net revenues) as compared to $296,000 (5.6% of net revenues) for the three months ended March 31, 2007.

Sales and Marketing. Sales and marketing expenses increased $285,000, or 93.9% from $303,000 for the three months ended March 31, 2006 to $588,000 for the three months ended March 31, 2007. Sales and marketing expenses as a percentage of net revenues were 9.7% and 11.2% for the three months ended March 31, 2006 and 2007, respectively. The increase in sales and marketing expenses for the three months ended March 31, 2007 principally related to $211,000 of sales and marketing expenses added through the acquisition of ATI, primarily for commissions paid to outside sales agents, which is ATI’s primary selling cost. Sales and marketing expenses included stock-based charges related to warrants and stock options of $19,000 and $11,000 for the three months ended March 31, 2006 and 2007, respectively.

General and Administrative. General and administrative expenses decreased $298,000, or 14.1% from $2.1 million for the three months ended March 31, 2006 to $1.8 million for the three months ended March 31, 2007. General and administrative expenses as a percentage of net revenues were 67.7% and 34.6% for the three months ended March 31, 2006 and 2007, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $1.1 million and $154,000 for the three months ended March 31, 2006 and 2007, respectively. General and administrative expenses before stock-based charges increased $0.6 million, or 68.0%, from $1.0 million for the three months ended March 31, 2006 to $1.6 million for the three months ended March 31, 2007. General and administrative expenses before stock-based charges as a percentage of net revenues were 31.4% and 31.4% for the three months ended March 31, 2006 and 2007, respectively. The increase in general and administrative expenses before stock-based charges for three months ended March 31, 2007 principally related to increased professional services expenses, increased payroll from higher headcount, increased general and administrative expenses from the acquisition of ATI, which was primarily payroll, which accounted for $405,000, $153,000 and $176,000 of the increase, respectively.

Option and Warrant Liability. In the three months ended March 31, 2007, we incurred a loss on option and warrant liability of $5.6 million. This loss represents the change in estimated value of our liability for options granted under our 2004 Plan that are exercisable but for which we do not have adequate unissued authorized common stock.  The value of this estimated liability was $5.4 million and $11.0 million at December 31, 2006 and March 31, 2007, respectively. This liability was created on December 29, 2006 as a result of the business combination between InterMetro and Lucy’s Cafe and therefore had no effect on the three months ended March 31, 2006.

Interest Expense. Interest expense decreased $346,000, or 72.1%, from $479,000 for the three months ended March 31, 2006 to $133,000 for the three months ended March 31, 2007.

Liquidity and Capital Resources

At March 31, 2007, we had $2.9 million in cash.

Significant changes in cash flows from March 31, 2007 as compared to March 31, 2006 are as follows:

Net cash used in operating activities was $6.1 million for the three months ended March 31, 2007 as compared to net cash used in operating activities of $596,000 for the three months ended March 31, 2006. The more significant changes related to our net loss for the three months ended March 31, 2007 of approximately $9.1 million, depreciation and other non-cash charges of approximately $474,000, decreases in our deferred revenues of $404,000, accounts payable of $462,000 and accrued expenses of $1.9 million. The decrease in our accounts payable and accrued expenses principally related to payments made to our professional services providers of approximately

$1.3 million (principally, costs incurred in connection with our initial public offering which was subsequently withdrawn in December 2006) and amounts due under our strategic agreements of $171,000.

Net cash used in investing activities for the three months ended March 31, 2007 was $77,000 as compared to $43,000 for the three months ended March 31, 2006 and was attributable to purchases of network-related equipment.

Net cash provided by financing activities for the three months ended March 31, 2007 was $8.9 million as compared to cash used in financing activities of $1.9 million for the three months ended March 31, 2006. Net cash for the three months ended March 31, 2007 included the receipt of approximately $10.2 million in gross proceeds from our sale of common stock in December 2006 (proceeds were held in escrow at December  31, 2006) offset by the payment of $304,000 due to a related party and the repayment of our related party credit facilities of $1.1 million.

The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $17.3 million at March 31, 2007. Included in current liabilities at March 31, 2007 were derivative liabilities, which the Company expects will be eliminated once it has increase its authorized share count to 150,000,000, and amounts due under strategic equipment agreements used to finance equipment purchases which were $11.0 million and $1.5 million. The Company has agreements with vendors that allow for significantly longer terms than the terms for payment offered to the majority of its customers. This difference in payment terms has been a significant factor in the Company reporting negative working capital as part of its ongoing operations, and the Company expects this difference to continue.

The Company plans to use its current cash balance or capital raised from outside sources to fund future operating losses until the company has grown revenues so that cash flows from operating activities are sufficient to sustain operations without the need for outside capital. Also, the Company may need additional cash from outside financing sources to achieve its growth strategies, including cash for use in the completion of potential acquisitions. Management believes that if and when required, the Company has the ability to obtain new financing to continue to operate through the end of the year. However, management can not assure that outside capital will be available at terms acceptable to the Company or at all. Additionally, the Company incurred costs in the three months ended March 31, 2007 related to financing activities which the Company does not expect to incur in future periods.

Our long-term operating cash requirements include the capital necessary to fund the expansion of capacity and continuing implementation of SS-7 technology in our existing metropolitan markets as well as expansion of our network infrastructure to additional metropolitan markets. We expect cash flow from operating activities of our existing network to offset the negative cash flow from operating activities and cash spent on financing of our capacity and metropolitan market expansions. We intend to adhere to a go-forward policy of fully funding all network infrastructure expansions in advance and to expand while maintaining sufficient cash to cover our projected needs. We anticipate that we will continue to report net losses and experience negative cash flows from operations. To the extent our future results of operations do not meet current expectations or our plans change, we may need to seek additional funding by accessing the equity or debt capital markets.

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

On or about December 14, 2006, we entered into a Term Credit Agreement pursuant to which we borrowed $600,000 from an affiliate of a placement agent that we had retained bearing no interest as long as there was no default, and all principal and accrued interest was to be payable on the earlier of (i) the closing of a private placement, or (ii) six months from the date of funding, or (iii) the effective date of the termination of the placement agent. The bridge loan principal and all related fees and expenses were repaid in January 2007.

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

The following presents a summary of stock option grants since January 1, 2004:

Replacement for Grants Made During Quarter Ended	Number of Options Granted	Weighted- Average Exercise Price	Weighted- Average Intrinsic Value per Share	Weighted- Average Fair Value per Share

March 31, 2004	3,635,304	$0.041	$—	$0.041
September 30, 2004	554,536	$0.041	$0.171	$0.212
September 30, 2005	277,273	$0.220	$0.592	$0.811
December 31, 2005	338,885	$0.268	$0.624	$0.893
March 31, 2006	797,924	$0.453	$0.521	$0.974
June 30, 2006	110,895	$0.974	$0.745	$1.718
September 30, 2006	—	$—	$—	$—
December 31, 2006	—	$—	$—	$—
March 31, 2007	—	$—	$—	$—

Deferred Stock-Based Compensation

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

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at December 31, 2006 and March 31, 2007. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of March 31, 2007, there is approximately $1.4 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on our financial position or results of operations.

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

The following table reflects a summary of our contractual obligations at March 31, 2007:

	Payments Due by Period (In Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital lease obligations	$444	$237	$207	—	—
Operating lease obligations	516	253	263	—	—
Total	$960	$490	$470	—	—

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of FASB Statement No. 109. The interpretation provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. The Company has adopted this interpretation and this did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006. We are not aware of any misstatements that have had a material impact on our consolidated financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of the plan is measured as the difference between plan assets at fair value and the benefit obligation. The statement is effective for fiscal years ending after December 15, 2006. The Company does not have a pension plan or other post retirement plan. As such there was no impact on the Company’s statement of financial position, results of operations, or cash flows.

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

Item 3. Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.

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

The Company’s board of directors was advised by Mayer Hoffman McCann P.C. (“MHM”) the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2006, MHM identified material weaknesses as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting and in the segregation of duties within the accounting department. The Company is not an accelerated filer and MHM did not perform an audit of the Company’s internal controls. These weaknesses were identified in connection with the audit of the financial statements and reported pursuant to the requirements under Statement on Auditing Standards No. 61, Communications with Audit Committees.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On or about January 25, 2007, the Company’s majority shareholders submitted their consents to shareholder resolutions to (i) amend and restate the Company’s Articles of Incorporation in order to, among other things, (a) change the Company’s name from Lucy’s Cafe, Inc. to InterMetro Communications, Inc., (b) divide the Company’s Board of Directors into three classes, with each serving staggered three-year terms, (c) authorize 10,000,000 shares of preferred stock, par value $0.001 per share, and (d) increase the number of authorized shares of common stock from 50,000,000, par value $0.001, to 150,000,000, par value $0.001, (ii) ratify the assumption by the Company of all stock options under the 2004 Stock Option Plan of InterMetro Communications, Inc., a Delaware corporation (“InterMetro”), which were issued and outstanding immediately prior to the closing of the business combination between the Company and InterMetro, which closed on or about December 29, 2006 and (iii) ratify the adoption of the 2007 Omnibus Stock and Incentive Plan for the Company. The shareholder resolutions will be effective upon satisfaction by the Company of all applicable filing and notification requirements of the Securities and Exchange Commission.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

3.1*	Articles of Incorporation
3.3*	Bylaws
10.1**	Employment Agreement dated as of January 1, 2004 between InterMetro Communications, Inc. and Charles Rice, as amended
10.2**	Employment Agreement dated as of January 1, 2004 between InterMetro Communications, Inc. and Jon deOng, as amended
10.3**	Employment Agreement dated as of January 1, 2004 between InterMetro Communications, Inc. and Vincent Arena, as amended
10.9**	Form of Indemnification Agreement
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. 1350

——————

*

Incorporated by reference to the SB-2 filed with the Securities and Exchange Commission dated May 15, 2002.

**

Incorporated by reference to the SB-2 filed with the Securities and Exchange Commission dated February 9, 2007.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCY’S CAFE, INC.

Dated: May 21, 2007	By:	\s\ Charles Rice
Charles Rice, Chairman of the Board, Chief Executive Officer, and President

Dated: May 21, 2007	By:	\s\ Vincent Arena
Vincent Arena
Chief Financial Officer and Director