Form 10QSB
period 2007-06-30
LUCYS CAFE INC
filed 2007-08-14
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

Commission file number 000-51384

InterMetro Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0476779
(State of Incorporation)	(IRS Employer Identification No.)

2685 Park Center Drive, Building A,
Simi Valley, California 93065
(Address of Principal Executive Offices) (Zip Code)

(805) 433-8000
(Registrant’s Telephone Number, Including Area Code)

Lucy’s Cafe, Inc.
(Former name or former address, if changed since last report)

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

As of August 3, 2007 there were 59,575,194 shares outstanding of the registrant’s only class of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	December 31, 2006	June 30, 2007
		(unaudited)
ASSETS
Cash	$151	$753
Cash held in escrow	10,235	—
Accounts receivable, net of allowance for doubtful accounts of $125 at December 31, 2006 and June 30, 2007	1,149	1,392
Deposits	220	203
Other current assets	215	273
Total current assets	11,970	2,621
Property and equipment, net	1,637	1,429
Goodwill	1,800	1,800
Other intangible assets	155	137
Other long-term assets	5	13
Total Assets	$15,567	$6,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable, trade	$6,350	$6,500
Accrued expenses	5,828	3,872
Deferred revenues and customer deposits	1,102	763
Borrowings under line of credit facilities	190	190
Current portion of amounts and notes due to related parties	410	105
Current portion of long-term capital lease obligations	153	222
Liability for options and warrants	5,384	—
Borrowings under related party credit facilities	1,125	—
Total current liabilities	20,542	11,652

Capital lease obligations	95	174
Total long-term liabilities	95	174
Total liabilities	20,637	11,826

Commitments and contingencies

Stockholders’ Deficit
Common stock — $0.001 par value; 50,000,000 and 150,000,000 shares authorized at December 31, 2006 and June 30, 2007; 59,575,194 shares issued and outstanding at December 31, 2006 and June 30, 2007	60	60
Additional paid-in capital	13,245	25,431
Deferred stock based compensation	(373)	(269)
Accumulated deficit	(18,002)	(31,048)
Total stockholders’ deficit	(5,070)	(5,826)
Total Liabilities and Stockholders’ Deficit	$15,567	$6,000

The accompanying notes are an integral part of these consolidated financial statements

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net revenues	$5,917	$4,931	$9,038	$10,170
Network costs	5,849	5,326	8,824	11,576
Gross profit (loss)	68	(395)	214	(1,406)
Operating expenses
Sales and marketing (includes stock based compensation of $47 and $11 for the three months ended June 30, 2006 and 2007, respectively and $66 and $21 for the six months ended June 30, 2006 and 2007, respectively )	537	521	851	1,108
General and administrative (includes stock based compensation of $256 and $939 for the three months ended June 30, 2006 and 2007, respectively and $1,380 and $1,094 for the six months ended June 30, 2006 and 2007, respectively)	1,496	2,963	3,596	4,777
Total operating expenses	2,033	3,484	4,447	5,885
Operating loss	(1,965)	(3,879)	(4,233)	(7,291)
Interest expense, net (includes stock based charges of $117 and $0 for the three months ended June 30, 2006 and 2007, respectively and $447 and $0 for the six months ended June 30, 2006 and 2007, respectively)	185	6	664	140
Loss (gain) on liability for options and warrants	—	(14)	—	5,615
Loss before provision for income taxes	(2,150)	(3,871)	(4,897)	(13,046)
Provision for income taxes	—	—	—	—
Net loss	$(2,150)	$(3,871)	$(4,897)	$(13,046)
Basic and diluted net loss per common share	$(0.09)	$(0.06)	$(0.20)	$(0.22)
Shares used to calculate basic and diluted net loss per common share	24,646	59,575	24,646	59,575

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT (unaudited)
(Dollars in Thousands)

	Preferred Stock		Common Stock		Additional	Deferred		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Stock Based Compensation	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2007	—	$—	59,575,194	$60	$13,245	$(373)	$(18,002)	$(5,070)
Amortization of stock-based compensation	—	—	—	—	1,011	104	—	1,115
Cost of capital capitalized in private placement	—	—	—	—	176	—	—	176
Reclassification of Options and Warrants Liability to Equity	—	—	—	—	10,999	—	—	10,999
Net loss for the six months ended June 30, 2007	—	—	—	—	—	—	(13,046)	(13,046)
Balance at June 30, 2007	—	$—	59,575,194	$60	$25,431	$(269)	$(31,048)	$(5,826)

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(4,897)	$(13,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	383	537
Stock based compensation	1,446	1,115
Amortization of debt discount	252	—
Provision for bad debts	125	—
Charge for beneficial conversion feature of Series A convertible promissory notes	200	—
Loss on options and warrants	—	5,615
(Increase) decrease in assets:
Accounts receivable	(20)	(243)
Deposits	(152)	16
Other current assets	(1,286)	(57)
Other long-term assets	(3)	(8)
Increase (decrease) in liabilities:
Accounts payable, trade	1,028	150
Accrued expenses	1,024	(1,956)
Deferred revenues and customer deposits	228	(339)
Net cash used in operating activities	(1,672)	(8,216)

Cash flows from investing activities:
Purchase of property and equipment	(50)	(79)
Net cash used in investing activities	(50)	(79)

Cash flows from financing activities:
Cash acquired in acquisition of Advanced Tel, Inc.	459	—
Net proceeds from issuance of Series A convertible promissory notes	565	—
Net proceeds from issuance of Series B preferred stock	985	—
Proceeds from exercise of warrants	13	—
Payment of amounts to related party	(84)	(304)
Net proceeds from escrow for private placement	—	10,235
Cash refunded from reduction of private placement fees	—	176
Repayment of related party credit facility	—	(1,125)
Principal payments on capital lease obligations	(159)	(85)
Net cash provided by financing activities	1,779	8,897

Net increase in cash	57	602
Cash at beginning of period	565	151
Cash at end of period	$622	$753

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 — Nature of Operations and Summary of Significant Accounting Policies

Company Background - InterMetro Communications, Inc., formerly Lucy’s Cafe, Inc., (hereinafter, “InterMetro” or the “Company”) is a Nevada corporation which, through its wholly owned subsidiary, InterMetro Communications, Inc. (Delaware) (hereinafter, “InterMetro Delaware”), is engaged in the business of providing voice over Internet Protocol (“VoIP”) communications services. The Company owns and operates state-of-the-art VoIP switching equipment and network facilities that are utilized to provide traditional phone companies, wireless phone companies, calling card companies and marketers of calling cards with wholesale voice and data services, and voice-enabled application services. The Company’s customers pay the Company for minutes of utilization or bandwidth utilization on its national voice and data network and the Company’s calling card marketing customers pay per calling card sold. The Company’s business is located in Simi Valley, California.

On December 29, 2006, the Company consummated the acquisition of InterMetro Delaware, a privately-held company, through a merger transaction (the “Business Combination”) which resulted in a share exchange such that the InterMetro Delaware Investors became the controlling shareholders of InterMetro, and such that InterMetro Delaware became a wholly owned subsidiary of InterMetro. All costs associated with the Business Combination were expensed as incurred.

Pursuant to the Business Combination, the Company issued directly to the InterMetro Delaware Investors in two phases a total of approximately 41,540,194 shares of common stock in exchange for all of their issued and outstanding shares of common stock (the “Private Company Common Stock”) and preferred stock, and outstanding convertible promissory notes on an as converted basis. The first phase issuance occurred effectively on December 29, 2006 and included the issuance of 27,490,194 shares of common stock in exchange for the entire principal amount of the convertible promissory notes and accrued interest due, all outstanding shares of preferred stock and Private Company Common Stock held by non-employees, and a portion of the Private Company Common Stock held by employees. On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation increasing the Company’s authorized shares of common stock to 150,000,000, par value $0.001 per share, at which time the second phase of 14,049,580 shares of common stock were effectively issued in exchange for all of the remaining Private Company Common Stock held by the employees of InterMetro Delaware. All InterMetro Delaware securities were effectively cancelled except 100 shares of Private Company Common Stock which represent 100% of the outstanding stock of the wholly-owned subsidiary.

Basis of Presentation - For accounting purposes, the Business Combination was accounted for as a recapitalization of InterMetro Delaware. Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of InterMetro Delaware before the Business Combination.

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 which are included in the Form 10-KSB filed by the Company on April 17, 2007.

All share and per share data provided in the Consolidated Financial Statements and in these Notes to Consolidated Financial Statements have been retroactively restated to reflect the conversion ratio related to the exchange of shares in the Business Combination, unless otherwise stated herein.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 — Nature of Operations and Summary of Significant Accounting Policies - (continued)

Principles of Consolidation - The consolidated financial statements include the accounts of InterMetro, InterMetro Delaware, and InterMetro Delaware’s wholly owned subsidiary, Advanced Tel, Inc. (“ATI”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - In the normal course of preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Beginning in the quarter ended December 2005, the Company began to significantly increase the sale of minutes through retail calling cards. During 2006, these increased sales provided additional data that allowed the Company to modify the process for estimating revenues for retail calling cards. The improved process resulted in a decrease in revenues of $30,000 for the three months ended June 30, 2006 and $91,000 for the six months ended June 30, 2006 as compared to the results for these periods if the Company had not modified the process.

Revenue Recognition - VoIP services are recognized as revenue when services are provided, primarily based on usage. Revenues derived from sales of calling cards through retail distribution partners are deferred upon sale of the cards. These deferred revenues are recognized as revenue generally at the time card minutes are expended. The Company recognizes revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection is reasonably assured. Deferred revenue consists of fees received or billed in advance of the delivery of the services or services performed in which collection is not reasonably assured. This revenue is recognized when the services are provided and no significant Company obligations remain. Management of the Company assesses the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. Generally, management of the Company does not request collateral from customers. If management of the Company determines that collection of revenues are not reasonably assured, amounts are deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.

Network Costs - The Company’s network costs consist of telecommunication costs, leasing collocation facilities and certain build-outs, and depreciation of equipment related to the Company’s network infrastructure.

Advertising Costs - The Company expenses advertising costs as incurred. Advertising costs included in sales and marketing expenses were $47,850 and $41,250 for the three months ended June 30, 2006 and 2007, respectively and $78,600 and $60,950 for the six months ended June 30, 2006 and 2007, respectively.

Depreciation and Amortization - Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

Telecommunications equipment	2-3 years
Telecommunications software	18 months to 2 years
Computer equipment	2 years
Office equipment and furniture	3 years
Leasehold improvements	Useful life or remaining lease term, which ever is shorter

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 — Nature of Operations and Summary of Significant Accounting Policies - (continued)

Maintenance and repairs are charged to expense as incurred; significant betterments are capitalized.

Impairment of Long-Lived Assets - The Company assesses impairment of its other long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include:

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. SFAS No. 142 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation” issued in 1995. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions and related interpretations of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted SFAS 123(R) applying the “modified prospective transition method” under which it continues to account for nonvested equity awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB 25 in future periods to equity awards outstanding at the date it adopted SFAS 123(R).

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

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 — Nature of Operations and Summary of Significant Accounting Policies - (continued)

The Company calculated the fair value of these grants as described in SFAS 123 using the following average assumptions:

	December 31, 2006	June 30, 2007
Risk-free interest rate	4.4%	4.4%
Expected lives (in years)	4.5 Years	4.3 Years
Dividend yield	0%	0%
Expected volatility	89%	93%
Forfeiture rate	0%	0%

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short term debt. The Company maintains its cash with a major financial institution located in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. Periodically throughout the year the Company maintained balances in excess of federally insured limits. The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers and services provided from vendors. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, such losses, if any, have been within management’s expectations.

The Company had three customers which accounted for 47% (18%, 15% and 14% individually) of net revenue for the six months ended June 30, 2006. The Company has one customer which accounted for 12% of net revenue for the six months ended June 30, 2007.

One customer had an outstanding accounts receivable balance in excess of 10% of the total accounts receivable at December 31, 2006 which represented 11.1% of the total accounts receivable at December 31, 2006. No customer had an outstanding accounts receivable balance in excess of 10% of the total accounts receivable at June 30, 2007.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segment and Geographic Information - The Company operates in one principal business segment primarily in the United States. All of the operating results and identified assets are located in the United States.

Basic and Diluted Net Loss per Common Share - Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for all periods presented, the conversion of promissory notes and the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive.

Recent Accounting Pronouncements - In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of FASB Statement No. 109. The interpretation provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. The Company has adopted this interpretation and this did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of prior year misstatements should be

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 — Nature of Operations and Summary of Significant Accounting Policies - (continued)

considered in quantifying a current year misstatement. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The Company is  not aware of any misstatements that have had a material impact on its consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement is effective for the fiscal years beginning after November 15, 2007. The Company has not completed its assessment of the impact of the new statement on the financial statements, but the adoption of the statement is not expected to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000. These amounts are payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition closing date. The amount of common stock consideration paid to the selling shareholder of ATI is subject to adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock does not reach a minimum price of $4.87 per share during the two years following the closing date. The value of this guarantee on the initial shares issued to the selling shareholder of ATI has been included in the Company’s determination of the purchase price of the ATI acquisition.

The selling shareholder of ATI may earn an additional 308,079 shares of the Company’s common stock and additional cash amounts during the two-year period following the closing upon meeting certain performance targets tied to revenue and profitability, which could make the total purchase price of this acquisition approximately $3.9 million. The first pay-out for the one year period following the transaction close was due to be paid on June 30, 2007, however, the earn-out provisions are subject to qualitative factors and we expect to negotiate with the seller to determine the amount of earn-out that will be paid. Consequently, the Company has not accrued an earn-out. The maximum amount that could be paid for this earn-out is 154,040 shares of the Company’s common stock.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2 — Acquisition and Intangible Assets - (continued)

The value of the Company’s stock given to the selling shareholder of ATI at the closing was determined based on standard business valuation approaches, including a discounted future cash flow approach and a capital markets approach. The discounted future cash flow approach uses estimates of revenues, driven by market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the Company’s plans and estimates that management uses to manage the business. The capital markets approach to valuation was used by identifying publicly traded companies considered sufficiently comparable to the Company. In addition, the Company included the value implied by recent equity-related financings, the accretive value of its business from various milestones (key management hires, volume thresholds (minutes and revenues), inroads into the retail distribution channel, positive cash flow, etc.). There is inherent uncertainty in making these estimates; however, management believes the value ascribed to the Company’s common stock given to the selling shareholder of ATI is reasonable as of the transaction date. The value of the Company’s stock estimated to be given to the selling shareholder of ATI was determined based on the last traded price of the Company’s common stock on June 30, 2007.

The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value. The Company determined the valuation of the identifiable intangible assets acquired in the transaction to be $182,620 using future revenue assumptions and a valuation analysis. Additionally, the Company recorded goodwill of $1,800,347 associated with the purchase of ATI at the date of acquisition.

The consideration paid for ATI was comprised of (in thousands):

Total amounts and notes payable to related party	$400
Common stock (initial 308,079 shares issued at closing)	1,500
Direct acquisition related costs	40
Total consideration	$1,940

The purchase price of ATI was allocated as follows (in thousands):

Liabilities assumed in excess of net assets acquired	$(43)
Goodwill	1,800
Customer relationships	183
Total purchase price	$1,940

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$459
Accounts receivable	767
Other current assets	10
Total current assets acquired	1,236
Net fixed assets	42
Total assets acquired	1,278
Accounts payable	590
Accrued liabilities	731
Total current liabilities assumed	1,321
Liabilities assumed in excess of net assets acquired	$(43)

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3 — Other Current Assets

The following is a summary of the Company’s other current assets (in thousands):

	December 31, 2006	June 30, 2007
		(unaudited)
Employee advances	$58	$64
Prepaid expenses	157	209
Other current assets	$215	$273

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	December 31, 2006	June 30, 2007
		(unaudited)
Telecommunications equipment	$2,908	$3,218
Computer equipment	174	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	87
Total property and equipment	3,275	3,586
Less: accumulated depreciation and amortization	(1,638)	(2,157)
Property and equipment, net	$1,637	$1,429

Depreciation expense included in network costs was $185,138 and $208,695 for the three months ended June 30, 2006 and 2007, respectively and $350,965 and $504,308 for the six months ended June 30, 2006 and 2007, respectively. Depreciation and amortization expense included in general and administrative expenses was $14,398 and $10,055 for the three months ended June 30, 2006 and 2007, respectively and $23,250 and $14,668 for the six months ended June 30, 2006 and 2007, respectively.

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company can obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its current operations. Repayment for these assets is based on the actual underlying traffic utilized by each piece of equipment, plus the issuance of a warrant to purchase shares of the Company’s common stock at an exercise price equal to the Company’s most recent financing price per share. For certain assets that can be purchased under this agreement, the Company has an option to issue a predetermined warrant to purchase shares of the Company’s common stock at an exercise price equal to the Company’s most recent financing price per share as full payment. At June 30, 2007, the Company had purchased telecommunications equipment under this agreement totaling $1,439,222, of which $668,838 and $1.0 million remained to be paid at June 30, 2007 and December 31, 2006 respectively.  The Company is currently in discussions with the equipment vendor to determine a payment plan for the remaining balance.

In May 2006, the Company entered into a strategic agreement with a VoIP equipment and support services provider. Under the terms of this agreement, the Company can obtain certain VoIP equipment to expand its current operations. Repayment of these assets is based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments. At June 30, 2007, the Company has purchased VoIP equipment under this agreement totaling $691,332. At June 30, 2007 and December 31, 2006 the entire balance remained to be paid and at June 30, 2007 $16,734 of this amount had been accrued to be paid based on traffic utilization. Subsequent to entering into this agreement, the Company and the equipment provider agreed to delay the initial payment for the equipment until November 2006. Since there was no agreement in place to defer any payments past November 2006, for the two months ended December 31, 2006 and the three months ended March 31, 2007, the Company expensed an estimate of potential interest due based on the value of the equipment. In May 2007, the Company and the equipment provider agreed that payments would begin for the month ended June 30, 2007 and the Company would not incur any charges for the deferment. Accordingly, the Company reversed the prior periods’ interest expense estimate totaling $90,000.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	December 31, 2006	June 30, 2007
		(unaudited)
Amounts due under equipment agreements	$1,355	$1,313
Commissions, network costs and other general accruals	3,310	1,340
Deferred payroll and other payroll related liabilities	529	571
Interest due on convertible promissory notes and other debt	196	55
Funds held for payment to third parties	438	593
Accrued expenses	$5,828	$3,872

6 — Common and Preferred Stock

Common Stock - As of December 31, 2006, the total number of authorized shares of common stock, par value $0.001 per share, was 50,000,000 of which 45,525,614 shares were issued and outstanding. An additional 14,049,580 shares of common stock were effectively issued to certain InterMetro Investors in conjunction with the May 31, 2007 filing of Amended and Restated Articles of Incorporation which increased the Company’s authorized shares of common stock to 150,000,000, par value $0.001 per share. Upon this exchange by InterMetro Delaware investors of the Private Comapny Common Stock, all of the Private Company Stock is now cancelled except for 100 shares which represent 100% of the outstanding stock of InterMetro Delaware.

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

Registration Rights - In conjunction with a private placement of shares of common stock which the Company completed in December 2006, the Company agreed to file registration statements to register the private placement shares, certain shares of common stock that were outstanding prior to the Business Combination (the “Existing Shares”), and shares underlying bridge financing warrants and placement agent warrants issued to Hunter World Markets, Inc. and its affiliates in conjunction with bridge financing provided to the Company in December 2006 (See Note 9) and the above mentioned private placement for resale. The registration statement for the private placement shares (the “Initial Registration Statement”) was declared effective by the Securities and Exchange Commission on May 10, 2007. The Company agreed to use its best efforts to have the registration statement for the Existing Shares and the shares underlying the bridge financing warrants and placement agent warrants filed within ten (10) business days following the date six (6) months after the filing of the Initial Registration Statement, and declared effective within 120 days thereafter. No other holders of the common stock have any registration rights with respect to the common stock.

Preferred Stock - As of December 31, 2006, no shares of preferred stock were authorized. On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued and outstanding.

7 — Stock Options and Warrants

2004 Stock Option Plan - Effective January 1, 2004, the Company’s Board of Directors adopted the 2004 Stock Option Plan for Directors, Officers, and Employees of and Consultants to InterMetro Communications, Inc. (the “2004 Plan”). All stock options to purchase Private Company Common Stock issued under the 2004 Plan were converted into stock options to purchase shares of the Company’s common stock in connection with the Business Combination. The number of shares subject to the options and the exercise prices are presented on a pro forma basis as if the Business Combination had occurred at the beginning of the periods presented. The exercise periods and other terms and conditions of the stock options remained the same.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7 — Stock Options and Warrants - (continued)

A total of 5,730,222 shares of the Company’s common stock, as adjusted for share splits, had been reserved for issuance at December 31, 2006 and at June 30, 2007. Upon shareholder ratification of the 2004 Plan pursuant to the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on May 9, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

As of June 30, 2007, the Company had granted a total of 5,714,819 stock options to the officers, directors, and employees, and consultants of the Company, 4,836,801 of which vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

The following presents a summary of activity under the Company’s 2004 Plan for the six months ended June 30, 2007 (unaudited):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Options outstanding at January 1, 2007	5,714,819	$—	$0.14
Granted	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—

Options outstanding at June 30, 2007	5,714,819	—	0.14

Options exercisable at June 30, 2007	4,780,423

For option grants prior to January 1, 2006, the intrinsic value per share is being recognized over the applicable vesting period which equals the service period. For option grants during the year ended December 31, 2006 the compensation cost was determined based on the fair value of the options, and is being recognized over the applicable vesting period which equals the service period.

At June 30, 2007, 1,170,691 of the Company’s outstanding options were granted with exercise prices at or below fair value. Compensation expense recognized in the consolidated statements of operations in connection with these options was $51,000 and $51,000 during the three months ended June 30, 2006 and June 30, 2007, respectively and $102,000 and $102,000 during the six months ended June 30, 2006 and 2007, respectively.

Effective January 19, 2007, the Company’s Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants to the Company. Pursuant to the definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2007, the Company’s shareholders ratified the 2007 Plan.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7 — Stock Options and Warrants - (continued)

During the three months ended June 30, 2007, warrants to purchase 410,761 shares of the Company’s common stock were earned by a consultant to the Company, with a resulting charge under the fair value method of $818,984. This amount was recorded in general and administrative expense.

The Company calculated the fair value of these grants as described in SFAS 123(R) using the following assumptions:

June 30, 2007
Risk-free interest rate	4.8%
Expected lives (in years)	5 Years
Dividend yield	0%
Expected volatility	92%
Forfeiture rate	0%

8 — Liability For Options

As of December 29, 2006 (the date of the Business Combination), the Company did not have a sufficient number of authorized shares for all share, option and warrant holders. Accordingly, the exchange of securities pursuant to the Business Combination was implemented in two phases with the second phase being automatic upon the filing on May 31, 2007 of Amended and Restated Articles of Incorporation which increased the number of authorized shares of the Company’s common stock to 150,000,000.

In the exchange agreements for the Business Combination, the InterMetro Delaware investors agreed to defer the exchange of certain warrants until such time that the Company increased the number of its authorized shares of common stock to 150,000,000. Also, employees of the Company agreed to defer the exchange of a portion of their Private Company Common Stock until such time that the Company had increased the number of  its authorized shares of common stock to 150,000,000. The exchange agreements did not provide for a deferral of exercise rights for options issued under the 2004 Plan and the Company did not have enough authorized shares to accommodate the exercise of these options. Accordingly, effective on December 29, 2006, options under the 2004 Plan were not exercisable concurrently on the closing of the Business Combination and the Company determined that there was a liability for such options and included the liability within the accompanying financial statements for the year ended December 31, 2006. The options became exercisable without further act on the part of the holders thereof on May 31, 2007.

The Company calculated the value of those options, valued under the fair value method, which would be exercisable at a later date based on EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The value associated with the liability was estimated at $5,383,915 at December 29, 2006, the date of the Business Combination, and was recorded as an offset to additional paid in capital on that date. At December 31, 2006, the Company estimated that there had been no change in the value of these options since the date of the Business Combination. The Company determined the fair market value of this liability to be $11,012,753 at March 31, 2007 and as such recorded a derivative loss of $5,628,838 for the three months ended March 31, 2007. The Company determined the fair market value of this liability to be $10,999,225 at May 31, 2007 and as such recorded a derivative gain of $13,528 for the three months ended June 30, 2007. On May 31, 2007 the Company increased the number of its authorized shares of common stock and determined that as of that date there was no longer a liability for the options and the value associated with the liability was credited to additional paid in capital.

The Company calculated the fair value of these grants as described in SFAS 123 using the following assumptions:

	December 31, 2006	March 31, 2007	June 30, 2007
Risk-free interest rate	4.7%	4.5%	4.8%
Expected lives (in years)	3.6 years to 5.4 years	3.5 years to 5.3 years	2.8 years to 4.5 years
Dividend yield	0%	0%	0%
Expected volatility	84%-101%	77%-93%	65%-92%

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

10 — Commitments and Contingencies

Vendor Agreements - The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor. The Company currently has disputes with vendors that it believes did not bill certain charges correctly. While the Company has paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of June 30, 2007, there are approximately $1.1 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. The Company is in discussion with these vendors regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is reasonable and estimable based on SFAS 5, “Accounting for Contingencies.”

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

Consulting Agreement. On or about December 29, 2006, the Company entered into a three-year consulting agreement with an affiliate pursuant to which the Company will receive services related to strategic planning, investor relations, acquisitions, and corporate governance. Pursuant to the consulting agreement, the Company is obligated to pay $13,000 per month for these services, subject to a minimum increase of 5% per year.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11 — Income Taxes

At December 31, 2006, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $7.2 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards begin to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	December 31, 2006	June 30, 2007
		(unaudited)
Current assets and liabilities:
Current assets:
Deferred revenue	$338	$—
Allowance for doubtful accounts	50	—
Accrued expenses	127	—
	515	—
Current liabilities:
Deferred revenue	—	1
Accrued expenses	—	(174)
	—	(173)
Valuation allowance	(515)	173

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$46	$27
Net operating loss carryforward	5,011	5,365
	5,057	5,392
Valuation allowance	(5,057)	(5,392)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Six Months Ended June 30,
	2006	2007
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2006 and June 30, 2007.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2006	2007
	(unaudited)
Cash paid:
Interest	$96	$173
Income taxes	$—	$—

Non-cash information:
Common stock issued in connection with acquisition of Advanced Tel, Inc.	$1,500	$—

Net liabilities assumed in excess of net assets acquired in connection with acquisition of Advanced Tel, Inc.	$43	$—

Equipment obtained under strategic agreement	$691	$—

Equipment obtained under capital leases	$76	$233

Total amounts and notes payable to former shareholder of ATI	$400	$—

Transaction costs accrued on acquisition of ATI	$40	$—

Debt issuance costs	$375	$—

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

Background

InterMetro Communications, Inc., formerly Lucy’s Cafe, Inc., (hereinafter, “we,” “us,” “InterMetro” or the “Company”) is a Nevada corporation which through its wholly owned subsidiary, InterMetro Communications, Inc. (Delaware) (hereinafter, “InterMetro Delaware”), is engaged in the business of providing voice over Internet Protocol (“VoIP”) communications services. On December 29, 2006, InterMetro, a public “shell” company, completed a business combination with InterMetro Delaware whereby InterMetro Delaware became our wholly-owned subsidiary. For financial reporting purposes, InterMetro Delaware was considered the accounting acquirer in the business combination. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations prior to December 29, 2006 below are those of InterMetro Delaware and do not include the Company’s historical financial results. All costs associated with the business combination were expensed as incurred.

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

For the quarter ended September 30, 2005, which was the last quarter prior to the initiation of our SS-7 network expansion, we had gross margin of approximately 30.0%. As part of the network expansion which began in December 2005, we began purchasing additional network capacity on a fixed-cost and monthly recurring basis. These costs, along with other expenses related to the expansion, such as certain nonrecurring costs for installing these services, are included in our total network expenses for the year ended December 31, 2006. However, we did not begin selling services utilizing the network expansion until the quarter ended June 30, 2006. The increase in network costs without a corresponding increase in revenues was a significant factor in reducing our gross margin to (8.9)% for the year ended December 31, 2006. While we expect to continue to add to capacity, as of September 30, 2006, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure and for the quarter ended June 30, 2007 approximately 49.8% of the minutes carried on our VoIP infrastructure utilized the SS-7 technology. We believe that increasing voice minutes utilizing our network expansion will ultimately generate gross margins approximating those generated prior to the network expansion. A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

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

Regulation. Our business has developed in an environment largely free from regulation. However, the Federal Communications Commission (“FCC”) and many state regulatory agencies have begun to examine how VoIP services could be regulated, and a number of initiatives could have an impact on our business. These regulatory initiatives include, but are not limited to, proposed reforms for universal service, the intercarrier compensation system, FCC rulemaking regarding emergency calling services related to broadband IP devices, and the assertion of state regulatory authority over us. Complying with regulatory developments may impact our business by increasing our operating expenses, including legal fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees applicable to our services. One of the benefits of our implementation of SS-7 technology is to enable us to purchase facilities from incumbent local exchange carriers under switched access tariffs. By purchasing these traditional access services, we help mitigate the risk of potential new regulation related to VoIP.

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

Results of Operations for the Three Months Ended June 30, 2006 and 2007

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended June 30,
	2006	2007
Net revenues	100%	100%
Network costs	99	108
Gross profit	1	(8)
Operating expenses:
Sales and marketing	9	11
General and administrative	25	60
Total operating expenses	34	71
Operating loss	(33)	(79)
Gain/(loss) on option and warrant liability	—	—
Interest expense	3	—
Loss before provision for income tax	(36)	(79)
Net loss	(36)%	(79)%

Net Revenues. Net revenues decreased $986,000, or 16.7%, from $5.9 million for the three months ended June 30, 2006 to $4.9 million for the three months ended June 30, 2007. We have been acquiring new customers that contributed approximately $734,000 additional revenues in the three months ended June 30, 2007. We have also increased revenues from our existing customers by approximately $400,000 in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, however this was offset by the loss of two customers, one due to an acquisition, and a reduction in revenue from a third existing customer, which in aggregate reduced revenue by $1.6 million. Without the revenue losses from these three customers our revenues would have increased $600,000, or 10.2%, from $5.9 million for the three months ended June 30, 2006 to $6.5 million for the three months ended June 30, 2007.

Network Costs. Network costs decreased $523,000, or 8.9%, from $5.8 million for the three months ended June 30, 2006 to $5.3 million for the three months ended June 30, 2007. The decrease in network costs is primarily related to the decrease in net revenues as certain of our network costs are usage-based. In addition, we had a reduction in the use of competitive local exchange companies, which were primarily replaced by SS-7 technology decreasing network expenses by approximately $590,000 and an approximate $400,000 reduction in costs for improved per minute pricing from off-net vendors. Offsetting this decrease in usage-based cost was approximately $1.1 million of increased cost due to our network expansion related to the SS-7 technology. Through the reduction of these CLEC costs, the migration of existing customers to the SS-7 based infrastructure and the addition of new customers on the SS-7 based infrastructure, the Company expects to generate improved gross margins as it increases the ultilization of its SS-7 network infrastructure.

Gross margin decreased from 1.2% for the three months ended June 30, 2006 to a gross margin loss of (8.0)% for the three months ended June 30, 2007. This decrease in gross margin was attributable to the decrease in net revenues and the related underutilization of capacity and fixed costs, deployment of SS-7 based technology in the network which was underutilized during the three months ended June 30, 2007 and the increased use of third party networks related to the ATI acquisition. The Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the three months ended June 30, 2006 was $185,000 (3.1% of net revenues) as compared to $209,000 (4.2% of net revenues) for the three months ended June 30, 2007.

Sales and Marketing. Sales and marketing expenses decreased $16,000, or 3.0% from $537,000 for the three months ended June 30, 2006 to $521,000 for the three months ended June 30, 2007. Sales and marketing expenses as a percentage of net revenues were 9.1% and 10.6% for the three months ended June 30, 2006 and 2007, respectively. Sales and marketing expenses included stock-based charges related to warrants and stock options of $36,000 and $11,000 for the three months ended June 30, 2006 and 2007, respectively.

General and Administrative. General and administrative expenses increased $1.5 million, or 98.1% from $1.5 million for the three months ended June 30, 2006 to $3.0 million for the three months ended June 30, 2007. General and administrative expenses as a percentage of net revenues were 25.3% and 60.1% for the three months ended June 30, 2006 and 2007, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $267,000 and $939,000 for the three months ended June 30, 2006 and 2007, respectively. General and administrative expenses before stock-based charges increased $795,000, or 64.7%, from $1.2 million for the three months ended June 30, 2006 to $2.0 million for the three months ended June 30, 2007. General and administrative expenses before stock-based charges as a percentage of net revenues were 20.8% and 41.1% for the three months ended June 30, 2006 and 2007, respectively. The increase in general and administrative expenses before stock-based charges for three months ended June 30, 2007 is primarily attributable to the costs related to operating as a publicly traded company which includes increased professional services expenses and increased payroll from higher headcount. Professional services expenses and payroll related expenses increased by approximately $600,000 and $127,000, respectively, in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Option and Warrant Liability. In the three months ended June 30, 2007, we recorded a gain on option and warrant liability of $14,000. This gain represents the change in estimated value during the quarter of our liability for options granted under our 2004 Plan that are exercisable but for which we did not have adequate unissued authorized common stock. The value of this estimated liability was $5.4 million and $11.0 million at December 31, 2006 and March 31, 2007, respectively. This liability was created on December 29, 2006 as a result of the business combination between InterMetro and InterMetro Delaware and therefore had no effect on the three months ended June 30, 2006. Pursuant to the Company’s May 2007 filing and subsequent effectiveness of the  definitive Schedule 14C Information Statement and the increase in authorized shares of common stock to 150,000,000 as described in Note 8 to the Consolidated Financial Statements, there is no remaining liability for these options at June 30, 2007.

Interest Expense. Interest expense decreased $179,000, or 96.8%, from $185,000 for the three months ended June 30, 2006 to $6,000 for the three months ended June 30, 2007. The decrease in interest expense is primarily attributable to the retirement of most of the Company’s long-term liabilities and to a one-time reversal of estimated interest expense from prior periods in the amount of $90,000.

Results of Operations for the Six Months Ended June 30, 2006 and 2007

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Six Months Ended June 30,
	2006	2007
Net revenues	100%	100%
Network costs	98	114
Gross profit	2	(14)
Operating expenses:
Sales and marketing	9	11
General and administrative	40	47
Total operating expenses	49	58
Operating loss	(47)	(72)
Gain/(loss) on option and warrant liability	—	(55)
Interest expense	7	1
Loss before provision for income tax	(54)	(128)
Net loss	(54)%	(128)%

Net Revenues. Net revenues increased $1.1 million, or 12.5%, from $9.0 million for the six months ended June 30, 2006 to $10.1 million for the six months ended June 30, 2007. One component of the increase in net revenues was the addition of customers acquired through the ATI acquisition. The acquisition occurred in March 2006 (see Note 2 to the Consolidated Financial Statements) and, consequently, the addition of the ATI customers was a factor in the increase in net revenues for the first three months of the six month period ended June 30, 2007. On this basis, the addition of the ATI customers represented approximately a $2.1 million increase in net revenues. Without the increase attributable to the ATI acquisition, revenues would have decreased by approximately $1 million, or 11.1%, from $9.0 million for the six months ended June 30, 2006 to $8.0 million for the six months ended June 30, 2007. We have been acquiring new customers that contributed approximately $1.2 million additional revenues in the six months ended June 30, 2007. We have also increased revenues from our existing customers by approximately $2.5 million in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, however this was offset by the loss of two customers, one due to an acquisition, and a reduction in revenue from a third existing customer, which in aggregate reduced revenue by $1.9 million. Without the revenue losses from these three customers and net of the effect of the ATI acquisition, our revenues would have increased $900,000, or 10.0%, from $9.0 million for the six months ended June 30, 2006 to $9.9 million for the six months ended June 30, 2007.

Network Costs. Network costs increased $2.8 million, or 31.2%, from $8.8 million for the six months ended June 30, 2006 to $11.6 million for the six months ended June 30, 2007. The increase in cost is primarily related to the increase in usage based cost that varied directly with the increasing revenues as well as an approximate $3.0 million increase in costs due to our network expansion related to the SS-7 technology. These costs were offset by reductions in the use of competitive local exchange companies, which were generally replaced by SS-7 technology and decreased network expenses by approximately $1.4 million.

Gross margin decreased from 2.4% for the six months ended June 30, 2006 to a gross margin loss of (13.8)% for the six months ended June 30, 2007. This decrease in gross margin was attributable to the deployment of SS-7 based technology in the network which was underutilized during the six months ended June 30, 2007 and the increased use of third party networks related to the ATI acquisition.

Depreciation expense included within network costs for the six months ended June 30, 2006 was $351,000 (3.9% of net revenues) as compared to $504,000 (5.0% of net revenues) for the six months ended June 30, 2007.

Sales and Marketing. Sales and marketing expenses increased $257,000, or 30.0% from $850,000 for the six months ended June 30, 2006 to $1.1 million for the six months ended June 30, 2007. Sales and marketing expenses as a percentage of net revenues were 9.4% and 10.9% for the six months ended June 30, 2006 and 2007, respectively. The increase in sales and marketing expenses for the six months ended June 30, 2007 principally related to $211,000 of sales and marketing expenses added through the acquisition of ATI, primarily for commissions paid to outside sales agents, which is ATI’s primary selling cost. Sales and marketing expenses included stock-based charges related to warrants and stock options of $66,000 and $21,000 for the six months ended June 30, 2006 and 2007, respectively.

General and Administrative. General and administrative expenses increased $1.2 million, or 32.8% from $3.6 million for the six months ended June 30, 2006 to $4.8 million for the six months ended June 30, 2007. General and administrative expenses as a percentage of net revenues were 39.8% and 47.0% for the six months ended June 30, 2006 and 2007, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $1.4 million and $1.1 million for the six months ended June 30, 2006 and 2007, respectively. General and administrative expenses before stock-based charges increased $1.5 million, or 66.2%, from $2.2 million for the six months ended June 30, 2006 to $3.7 million for the six months ended June 30, 2007. General and administrative expenses before stock-based charges as a percentage of net revenues were 24.5% and 36.2% for the six months ended June 30, 2006 and 2007, respectively. The increase in general and administrative expenses before stock-based charges for six months ended June 30, 2007 is primarily attributable to the costs related to operating as a publicly traded company which includes increased professional services expenses and increased payroll from higher headcount. Professional services expenses and payroll related expenses increased by approximately $1 million and $274,000, respectively, in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. In addition, there was and increase in general and administrative expense relate to the acquisition of ATI of approximately $176,000.

 Option and Warrant Liability. In the six months ended June 30, 2007, we incurred a loss on option and warrant liability of $5.6 million. This loss represents the change in estimated value of our liability for options granted under our 2004 Plan that are exercisable but for which we did not have adequate unissued authorized common stock. The value of this estimated liability was $5.4 million and $11.0 million at December 31, 2006 and March 31, 2007, respectively. This liability was created on December 29, 2006 as a result of the business combination between InterMetro and Lucy’s Cafe and therefore had no effect on the six months ended June 30, 2006. Pursuant to the Company’s May 2007 filing and subsequent effectiveness of the definitive Schedule 14C Information Statement and the increase in authorized shares of common stock to 150,000,000 as described in Note 8 to the Consolidated Financial Statements, there is no remaining liability for these options at June 30, 2007.

Interest Expense. Interest expense decreased $524,000, or 78.9%, from $664,000 for the six months ended June 30, 2006 to $140,000 for the six months ended June 30, 2007. The decrease in interest expense is primarily attributable to the retirement of most of the Company’s long-term liabilities and to a one-time reversal of estimated interest expense from prior periods in the amount of $90,000.

Liquidity and Capital Resources

At June 30, 2007, we had $753,000 in cash. Significant changes in cash flows from June 30, 2007 as compared to December 31, 2006 are as follows:

Net cash used in operating activities was $8.2 million for the six months ended June 30, 2007 as compared to net cash used in operating activities of $1.7 million for the six months ended June 30, 2006. The more significant changes that increased the use of cash from operating activities were our net loss for the six months ended June 30, 2007 of approximately $13.0 million and a $2.0 million reduction in accrued expenses principally related to payments made to our professional service providers for costs (primarily attributable to our initial public offering which was subsequently withdrawn in December 2006). Partially offsetting these uses of funds was the add-back of a $5.6 million non-cash loss on options and warrant.

Net cash used in investing activities for the six months ended June 30, 2007 was $79,000 as compared to $50,000 for the six months ended June 30, 2006 and was attributable to purchases of network-related equipment.

Net cash provided by financing activities for the six months ended June 30, 2007 was $8.9 million as compared to cash provided by financing activities of $1.8 million for the six months ended June 30, 2006. Net cash for the six months ended June 30, 2007 included the receipt of approximately $10.2 million in gross proceeds from our sale of common stock in December 2006 (proceeds were held in escrow at December  31, 2006) partially offset by the repayment of our related party credit facilities of $1.1 million. Net cash provided by financing activities for the six months ended June 30, 2006 included approximately $1.5 million from the issuance of Series A convertible notes and Series B preferred stock as well as $459,000 of cash acquired in the ATI acquisition.

The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $9.0 million at June 30, 2007. Included in current liabilities at June 30, 2007 was $1.5 million due under strategic equipment agreements used to finance equipment purchases. The Company has agreements with vendors that allow for significantly longer terms than the terms for payment offered to the majority of its customers. This difference in payment terms has been a significant factor in the Company reporting negative working capital as part of its ongoing operations, and the Company expects this difference to continue.

The Company plans to use its current cash balance or capital raised from outside sources to fund future operating losses until the Company has grown revenues so that cash flows from operating activities are sufficient to sustain operations without the need for outside capital. Also, the Company may need additional cash from outside financing sources to achieve its growth strategies, including cash for use in the completion of potential acquisitions. Management believes that if and when required, the Company has the ability to obtain new financing to continue to operate through the end of the year. However, management can not assure that outside capital will be available at terms acceptable to the Company or at all. Additionally, the Company incurred costs in the six months ended June 30, 2007 related to financing activities which the Company does not expect to incur in future periods.

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

Credit Facilities

In August 2006, we entered into unsecured credit facilities of an aggregate of $525,000, with certain of our directors and officers, for general working capital. The facilities had one-year maturities and accrue interest on outstanding principal at 10% per annum compounded monthly. In August and October 2006, we took advances of $450,000 and $75,000 under these facilities, respectively, and in January 2007 we repaid all of these facilities and all accrued fees and interest.

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

The following presents a summary of stock option grants since January 1, 2004:

Replacement for Grants Made During Quarter Ended	Number of Options Granted	Weighted- Average Exercise Price	Weighted- Average Intrinsic Value per Share	Weighted- Average Fair Value per Share
March 31, 2004	3,635,304	$0.041	$—	$0.041
September 30, 2004	554,536	$0.041	$0.171	$0.212
September 30, 2005	277,273	$0.220	$0.592	$0.811
December 31, 2005	338,885	$0.268	$0.624	$0.893
March 31, 2006	797,924	$0.453	$0.521	$0.974
June 30, 2006	110,895	$0.974	$0.745	$1.718
September 30, 2006	—	$—	$—	$—
December 31, 2006	—	$—	$—	$—
March 31, 2007	—	$—	$—	$—
June 30, 2007	—	$—	$—	$—

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

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at December 31, 2006 and June 30, 2007. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of June 30, 2007, there is approximately $1.1 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on our financial position or results of operations.

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

The following table reflects a summary of our contractual obligations at June 30, 2007:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital lease obligations	$397	$223	$174	—	—
Operating lease obligations	517	255	262	—	—
Total	$914	$478	$436	—	—

Recent Accounting Pronouncements

    In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of FASB Statement No. 109. The interpretation provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. The Company has adopted this interpretation and this did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Historically, the size of the Company prevented us from being able to employ sufficient resources to publicly report our financial results and to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company in 2007 has begun to correct these deficiencies. The Company is in the process of hiring a new third party consultant to assist with the quarterly and yearly filing process. The Company also plans to consolidate its accounting department at ATI to the corporate offices in Simi Valley, California.

There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report as appropriate. We have not completed this process or our assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On or about January 25, 2007, the Company’s majority shareholders submitted their consents to shareholder resolutions to (i) amend and restate the Company’s Articles of Incorporation in order to, among other things, (a) change the Company’s name from Lucy’s Cafe, Inc. to InterMetro Communications, Inc., (b) divide the Company’s Board of Directors into three classes, with each serving staggered three-year terms, (c) authorize 10,000,000 shares of preferred stock, par value $0.001 per share, and (d) increase the number of authorized shares of common stock from 50,000,000, par value $0.001, to 150,000,000, par value $0.001, (ii) ratify the assumption by the Company of all stock options under the 2004 Stock Option Plan of InterMetro Communications, Inc., a Delaware corporation (“InterMetro”), which were issued and outstanding immediately prior to the closing of the business combination between the Company and InterMetro Delaware, which closed on or about December 29, 2006 and (iii) ratify the adoption of the 2007 Omnibus Stock and Incentive Plan for the Company. The shareholder resolutions became effective on or about May 31, 2007 pursuant to the definitive 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2007.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

3.1*	Amended and Restated Articles of Incorporation
3.3**	Amended and Restated Bylaws
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. 1350

*	Incorporated by reference to the Schedule 14C Information Statement filed with the Securities and Exchange Commission dated May 9, 2007.

**	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated June 28, 2007.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMETRO COMMUNICATIONS, INC.

Dated: August 14, 2007	By:	\s\ Charles Rice Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: August 14, 2007	By:	\s\ Vincent Arena Vincent Arena
Chief Financial Officer and Director