Form 10QSB
period 2007-09-30
LUCYS CAFE INC
filed 2007-11-21
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 1, 2007 there were 59,575,194 shares outstanding of the registrant’s only class of common stock.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company did not obtain a review of the interim financial statements by an independent accountant using professional review standards and procedures, although such a review is required by this form 10-QSB.

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)
(Interim financial statements have not been reviewed by an independent accountant)

	December 31, 2006	September 30, 2007
		(unaudited)
ASSETS
Cash	$151	$516
Cash held in escrow	10,235	—
Accounts receivable, net of allowance for doubtful accounts of $125 at December 31, 2006 and September 30, 2007	1,149	1,758
Deposits	220	204
Other current assets	215	404
Total current assets	11,970	2,882
Property and equipment, net	1,637	1,174
Goodwill	1,800	1,800
Other intangible assets	155	128
Other long-term assets	5	13
Total Assets	$15,567	$5,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable, trade	$6,350	$8,986
Accrued expenses	5,828	3,527
Deferred revenues and customer deposits	1,102	820
Borrowings under line of credit facilities	190	190
Current portion of amounts and notes due to related parties	410	106
Current portion of long-term capital lease obligations	153	195
Liability for options and warrants	5,384	—
Borrowings under related party credit facilities	1,125	—
Total current liabilities	20,542	13,824

Capital lease obligations	95	141
Total long-term liabilities	95	141
Total liabilities	20,637	13,965

Commitments and contingencies

Stockholders’ Deficit
Common stock — $0.001 par value; 50,000,000 and 150,000,000 shares authorized at December 31, 2006 and September 30, 2007; 59,575,194 shares issued and outstanding at December 31, 2006 and September 30, 2007	60	60
Additional paid-in capital	13,245	25,467
Deferred stock based compensation	(373)	(219)
Accumulated deficit	(18,002)	(33,276)
Total stockholders’ deficit	(5,070)	(7,968)
Total Liabilities and Stockholders’ Deficit	$15,567	$5,997

The accompanying notes are an integral part of these consolidated financial statements

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Interim financial statements have not been reviewed by an independent accountant)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net revenues	$5,903	$5,709	$14,941	$15,879
Network costs	6,525	5,581	15,349	17,156
Gross profit (loss)	(622)	128	(408)	(1,277)
Operating expenses
Sales and marketing (includes stock based compensation of $(21) and $11 for the three months ended September 30, 2006 and 2007, respectively and $46 and $32 for the nine months ended September 30, 2006 and 2007, respectively )	663	477	1,472	1,586
General and administrative (includes stock based compensation of $105 and $77 for the three months ended September 30, 2006 and 2007, respectively and $1,484 and $1,170 for the nine months ended September 30, 2006 and 2007, respectively)	1,103	1,719	4,745	6,494
Total operating expenses	1,766	2,196	6,217	8,080
Operating loss	(2,388)	(2,068)	(6,625)	(9,357)
Interest expense, net (includes stock based charges of $62 and $0 for the three months ended September 30, 2006 and 2007, respectively and $509 and $0 for the nine months ended September 30, 2006 and 2007, respectively)	230	157	895	296
Loss (gain) on liability for options and warrants	—	—	—	5,616
Loss before provision for income taxes	(2,618)	(2,225)	(7,520)	(15,269)
Provision for income taxes	1	5	1	5
Net loss	$(2,619)	$(2,230)	$(7521)	$(15,274)
Basic and diluted net loss per common share	$(0.11)	$(0.04)	$(0.31)	$(0.26)
Shares used to calculate basic and diluted net loss per common share	24,646	59,575	24,646	59,575

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Dollars in Thousands)
(Interim financial statements have not been reviewed by an independent accountant)

	Preferred Stock		Common Stock		Additional	Deferred		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Stock Based Compensation	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2007	—	$—	59,575,194	$60	$13,245	$(373)	$(18,002)	$(5,070)
Amortization of stock-based compensation	—	—	—	—	1,047	154	—	1,201
Cost of capital capitalized in private placement	—	—	—	—	176	—	—	176
Reclassification of Options and Warrants Liability to Equity	—	—	—	—	10,999	—	—	10,999
Net loss for the nine months ended September 30, 2007	—	—	—	—	—	—	(15,274)	(15,274)
Balance at September 30, 2007	—	$—	59,575,194	$60	$25,467	$(219)	$(33,276)	$(7,968)

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Interim financial statements have not been reviewed by an independent accountant)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(7,521)	$(15,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	575	799
Stock based compensation	1,530	1,202
Amortization of debt discount	317	—
Provision for bad debts	125	—
Charge for beneficial conversion feature of Series A convertible promissory notes	200	—
Loss on options and warrants	—	5,615
(Increase) decrease in assets:
Accounts receivable	106	(609)
Deposits	16	16
Other current assets	(2,233)	(189)
Other long-term assets	(3)	(8)
Increase (decrease) in liabilities:
Accounts payable, trade	3,062	2,636
Accrued expenses	949	(2,301)
Deferred revenues and customer deposits	739	(281)
Net cash used in operating activities	(2,138)	(8,394)

Cash flows from investing activities:
Decrease in restricted cash	30	—)
Purchase of property and equipment	(51)	(79)
Net cash used in investing activities	(21)	(79)

Cash flows from financing activities:
Cash acquired in acquisition of Advanced Tel, Inc.	459	—
Net proceeds from issuance of Series A convertible promissory notes	565	—
Net proceeds from issuance of Series B preferred stock	986	—
Proceeds from exercise of warrants	13	—
Payment of amounts to related party	(84)	(304)
Net proceeds from related party credit facilities	450	—
Net proceeds from escrow for private placement		10,235
Cash refunded from reduction of private placement fees		176
Proceeds from line of credit	190	—
Repayment of line of credit	(30)	(1,125)
Principal payments on capital lease obligations	(191)	(144)
Net cash provided by financing activities	2,358	8,838

Net increase in cash	199	365
Cash at beginning of period	565	151
Cash at end of period	$764	$516

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Interim financial statements have not been reviewed by an independent accountant)

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

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 which are included in the Form 10-KSB filed by the Company on April 17, 2007. The Company did not obtain a review of the interim financial statements by an independent accountant using professional review standards and procedures, although such a review is required by this form 10-QSB.  The Company intends to file an amended 10-QSB with financial statements that have been reviewed by an independent accountant as soon as practicable.  While the Company believes the financial statements are accurately presented in all material respects, the reviewed financial statements may contain material changes from those presented in this 10-QSB.

All share and per share data provided in the Consolidated Financial Statements and in these Notes to Consolidated Financial Statements have been retroactively restated to reflect the conversion ratio related to the exchange of shares in the Business Combination, unless otherwise stated herein.

Principles of Consolidation - The consolidated financial statements include the accounts of InterMetro, InterMetro Delaware, and InterMetro Delaware ’ s wholly owned subsidiary, Advanced Tel, Inc. (“ATI”). All intercompany balances and transactions have been eliminated in consolidation.

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

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Interim financial statements have not been reviewed by an independent accountant)

1 — Nature of Operations and Summary of Significant Accounting Policies - (continued)

Revenue Recognition - VoIP services are recognized as revenue when services are provided primarily based on usage. Revenues derived from sales of calling cards through retail distribution partners are deferred upon sale of the cards. These deferred revenues are recognized as revenue generally at the time card minutes are expended. The Company recognizes revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection is reasonably assured. Deferred revenue consists of fees received or billed in advance of the delivery of the services or services performed in which collection is not reasonably assured. This revenue is recognized when the services are provided and no significant Company obligations remain. Management of the Company assesses the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. Generally, management of the Company does not request collateral from customers. If management of the Company determines that collection of revenues are not reasonably assured, amounts are deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Advertising Costs - The Company expenses advertising costs as incurred. Advertising costs included in sales and marketing expenses were $39,300 and $16,500 for the three months ended September 30, 2006 and 2007, respectively and $117,900 and $77,450 for the nine months ended September 30, 2006 and 2007, respectively.

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

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Interim financial statements have not been reviewed by an independent accountant)

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

There were no grants in the quarter ending September 30, 2007. The Company calculated the fair value of previous grants as described in SFAS 123 using the following average assumptions:

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

The Company had two customers which accounted for 27% (13% and 14%) of net revenue for the nine months ended September 30, 2006. The Company has one customer which accounted for 11% of net revenue for the nine months ended September 30, 2007.

One customer had an outstanding accounts receivable balance in excess of 10% of the total accounts receivable at December 31, 2006 which represented 11.1% of the total accounts receivable at December 31, 2006. No customer had an outstanding accounts receivable balance in excess of 10% of the total accounts receivable at September 30, 2007.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Interim financial statements have not been reviewed by an independent accountant)

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

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Interim financial statements have not been reviewed by an independent accountant)

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

The selling shareholder of ATI may earn an additional 308,079 shares of the Company’s common stock and additional cash amounts during the two-year period following the closing upon meeting certain performance targets tied to revenue and profitability, which could make the total purchase price of this acquisition approximately $3.9 million. The first pay-out for the one year period following the transaction close was due to be paid on June 30, 2007 , however, the earn-out provisions are subject to qualitative factors and we expect to negotiate with the seller to determine the amount of earn-out that will be paid. Consequently, the Company has not accrued an earn-out. The maximum amount that could be paid for this earn-out is 154,040 shares of the Company’s common stock.

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

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Interim financial statements have not been reviewed by an independent accountant)

2 — Acquisition and Intangible Assets - (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$459
Accounts receivable	767
Other current assets	10
Total current assets acquired	1,236
Net fixed assets	42
Total assets acquired	1,278
Accounts payable	590
Accrued liabilities	731
Total current liabilities assumed	1,321
Liabilities assumed in excess of net assets acquired	$(43)

3 — Other Current Assets

The following is a summary of the Company’s other current assets (in thousands):

	December 31, 2006	September 30, 2007
		(unaudited)
Employee advances	$58	$69
Prepaid expenses	157	335
Other current assets	$215	$404

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	December 31, 2006	September 30, 2007
		(unaudited)
Telecommunications equipment	$2,908	$3,218
Computer equipment	174	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	85
Total property and equipment	3,275	3,584
Less: accumulated depreciation and amortization	(1,638)	(2,410)
Property and equipment, net	$1,637	$1,174

Depreciation expense included in network costs was $169,580 and $243,088 for the three months ended September 30, 2006 and 2007, respectively and $520,545 and $747,396 for the nine months ended September 30, 2006 and 2007, respectively. Depreciation and amortization expense included in general and administrative expenses was $13,031 and $10,056 for the three months ended September 30, 2006 and 2007, respectively and $36,380 and $24,724 for the nine months ended September 30, 2006 and 2007, respectively.

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company can obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its current operations. Repayment for these assets is based on the actual underlying traffic utilized by each piece of equipment, plus the issuance of a warrant to purchase shares of the Company’s common stock at an exercise price equal to the Company’s most recent financing price per share. For certain assets that can be purchased under this agreement, the Company has an option to issue a predetermined warrant to purchase shares of the Company’s common stock at an exercise price equal to the Company’s most recent financing price per share as full payment. At September 30, 2007, the Company had purchased telecommunications equipment under this agreement totaling $1,439,222, of which $668,838 and $1.0 million remained to be paid at September 30, 2007 and December 31, 2006 respectively.  The Company is currently in discussions with the equipment vendor to determine a payment plan for the remaining balance.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Interim financial statements have not been reviewed by an independent accountant)

4 — Property and Equipment - (continued)

In May 2006, the Company entered into a strategic agreement with a VoIP equipment and support services provider. Under the terms of this agreement, the Company can obtain certain VoIP equipment to expand its current operations. Repayment of these assets is based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments. At September 30, 2007, the Company has purchased VoIP equipment under this agreement totaling $691,332. At December 31, 2006 the entire balance remained to be paid and at September 30, 2007 $16,859 of this amount has been paid and an additional $34,888 has been accrued to be paid based on traffic utilization. Subsequent to entering into this agreement, the Company and the equipment provider agreed to delay the initial payment for the equipment until November 2006. Since there was no agreement in place to defer any payments past November 2006, for the two months ended December 31, 2006 and the three months ended March 31, 2007, the Company expensed an estimate of potential interest due based on the value of the equipment. In May 2007, the Company and the equipment provider agreed that payments would begin for the month ended June 30, 2007 and the Company would not incur any charges for the deferment. Accordingly, in the quarter ending June 30, 2006 the Company reversed the prior periods’ interest expense estimate totaling $90,000.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	December 31, 2006	September 30, 2007
		(unaudited)
Amounts due under equipment agreements	$1,355	$1,307
Commissions, network costs and other general accruals	3,310	1,167
Deferred payroll and other payroll related liabilities	529	572
Interest due on convertible promissory notes and other debt	196	83
Funds held for payment to third parties	438	398
Accrued expenses	$5,828	$3,527

6 — Common and Preferred Stock

Common Stock - As of December 31, 2006, the total number of authorized shares of common stock, par value $0.001 per share, was 50,000,000 of which 45,525,614 shares were issued and outstanding. An additional 14,049,580 shares of common stock were effectively issued to certain InterMetro Investors in conjunction with the May 31, 2007 filing of Amended and Restated Articles of Incorporation which increased the Company’s authorized shares of common stock to 150,000,000, par value $0.001 per share. Upon this exchange by InterMetro Delaware investors of the Private Company Common Stock, all of the Private Company Stock is now cancelled except for 100 shares which represent 100% of the outstanding stock of InterMetro Delaware.

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

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Interim financial statements have not been reviewed by an independent accountant)

6 — Common and Preferred Stock - (continued)

placement agent warrants filed within ten (10) business days following the date six (6) months after the filing of the Initial Registration Statement, and declared effective within 120 days thereafter. No other holders of the common stock have any registration rights with respect to the common stock.

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

A total of 5,730,222 shares of the Company’s common stock, as adjusted for share splits, had been reserved for issuance at December 31, 2006 and at September 30, 2007. Upon shareholder ratification of the 2004 Plan pursuant to the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on May 9, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

As of September 30, 2007, the Company had granted a total of 5,714,819 stock options to the officers, directors, and employees, and consultants of the Company, 4,836,801 of which vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

The following presents a summary of activity under the Company’s 2004 Plan for the nine months ended September 30, 2007 (unaudited):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Options outstanding at January 1, 2007	5,714,819	$—	$0.14
Granted	—	—	—
Exercised	—	—	—
Cancelled/expired	30,808		0.04
Forfeited	277,269	—	0.04

Options outstanding at September 30, 2007	5,406,742	—	0.14

Options exercisable at September 30, 2007	5,022,263

For option grants prior to January 1, 2006, the intrinsic value per share is being recognized over the applicable vesting period which equals the service period. For option grants during the year ended December 31, 2006 the compensation cost was determined based on the fair value of the options, and is being recognized over the applicable vesting period which equals the service period.

At September 30, 2007, 1,170,691 of the Company’s outstanding options were granted with exercise prices at or below fair value. Compensation expense recognized in the consolidated statements of operations in connection with these options was $51,000 and $51,000 during the three months ended September 30, 2006 and September 30, 2007, respectively and $153,000 and $153,000 during the nine months ended September 30, 2006 and 2007, respectively.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Interim financial statements have not been reviewed by an independent accountant)

7 — Stock Options and Warrants - (continued)

Effective January 19, 2007, the Company’s Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants to the Company. Pursuant to the definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2007, the Company’s shareholders ratified the 2007 Plan.

In May 2007 warrants to purchase 410,761 shares of the Company’s common stock were earned by a consultant to the Company, with a resulting charge under the fair value method of $818,984. This amount was recorded in general and administrative expense in the 9 months ended September 30, 2007.

The Company calculated the fair value of these grants as described in SFAS 123(R) using the following assumptions:

June 30, 2007
Risk-free interest rate	4.8%
Expected lives (in years)	5 Years
Dividend yield	0%
Expected volatility	92%
Forfeiture rate	0%

8 — Liability For Options

As of December 29, 2006 (the date of the Business Combination), the Company did not have a sufficient number of authorized shares for all share, option and warrant holders. Accordingly, the exchange of securities pursuant to the Business Combination was implemented in two phases with the second phase being automatic upon the filing on May 31, 2007 of Amended and Restated Articles of Incorporation which increased the number of authorized shares of the Company ’ s common stock to 150,000,000.

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

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Interim financial statements have not been reviewed by an independent accountant)

8 — Liability For Options - (continued)

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

It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor. The Company currently has disputes with vendors that it believes did not bill certain charges correctly. While the Company has paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of September 30, 2007, there are approximately $1.1 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. The Company is in discussion with these vendors regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is reasonable and estimable based on SFAS 5, “Accounting for Contingencies.”

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
(Interim financial statements have not been reviewed by an independent accountant)

11 — Income Taxes

At December 31, 2006, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $7.2 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards begin to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	December 31, 2006	September 30, 2007
		(unaudited)
Current assets and liabilities:
Current assets:
Deferred revenue	$338	$—
Allowance for doubtful accounts	50	—
Accrued expenses	127	—
	515	—
Current liabilities:
Deferred revenue	—	46
Accrued expenses	—	(197)
	—	(151)
Valuation allowance	(515)	151

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$46	$40
Net operating loss carryforward	5,011	6,217
	5,057	6,257
Valuation allowance	(5,057)	(6,257)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Nine Months Ended September 30,
	2006	2007
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2006 and September 30, 2007.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Interim financial statements have not been reviewed by an independent accountant)

12 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2006	2007
	(unaudited)
Cash paid:
Interest	$123	$209
Income taxes	$—	$—

Non-cash information:
Common stock issued in connection with acquisition of Advanced Tel, Inc.	$1,500	$—

Net liabilities assumed in excess of net assets acquired in connection with acquisition of Advanced Tel, Inc.	$43	$—

Equipment obtained under strategic agreement	$691	$—

Equipment obtained under capital leases	$89	$233

Total amounts and notes payable to former shareholder of ATI	$400	$—

Transaction costs accrued on acquisition of ATI	$40	$—

Debt issuance costs	$375	$—

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

For the quarter ended September 30, 2005, which was the last quarter prior to the initiation of our SS-7 network expansion, we had gross margin of approximately 30.0%. As part of the network expansion which began in December 2005, we began purchasing additional network capacity on a fixed-cost and monthly recurring basis. These costs, along with other expenses related to the expansion, such as certain nonrecurring costs for installing these services, are included in our total network expenses for the year ended December 31, 2006. However, we did not begin selling services utilizing the network expansion until the quarter ended June 30, 2006. The increase in network costs without a corresponding increase in revenues was a significant factor in reducing our gross margin to (8.9)% for the year ended December 31, 2006. While we expect to continue to add to capacity, as of September 30, 2006 and 2007, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure. We believe that increasing voice minutes utilizing our network expansion will ultimately generate gross margins approximating those generated prior to the network expansion. A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

We currently estimate that this expansion will allow us to provide approximately 10.2 billion minutes of additional voice services per year on our VoIP infrastructure, based on 60% utilization of the equipment we have connected via dedicated circuits to switches operated by local exchange carriers.

Overview

History . InterMetro was founded as a California corporation in July 2003 and began generating revenue in March 2004. Since that time, we have increased our revenue to approximately $20.1 million for the year ended December 31, 2006 which includes approximately $7.0 million of revenue from our first acquisition.

Trends in Our Industry and Business

A number of trends in our industry and business could have a significant effect on our operations and our financial results. These trends include:

Increased competition for end users of voice services . We believe there are an increasing number of companies competing for the end users of voice services that have traditionally been serviced by the large incumbent carriers. The competition has come from wireless carriers, competitive local exchange carriers, or CLECs, and interexchange carriers, or IXCs, and more recently from broadband VoIP providers, including cable companies and DSL companies offering broadband VoIP services over their own IP networks. All of these companies provide national calling capabilities as part of their service offerings, however, most of them do not operate complete national network infrastructures. These companies previously purchased national transport services exclusively from traditional carriers, but are increasingly purchasing transport services from us.

Merger and acquisition activities of traditional long distance carriers . Recently, the three largest operators of traditional long distance service networks were acquired by or have merged with several of the largest local wireline and wireless telecommunications companies. AT&T Corp. was acquired by SBC Communications Inc., MCI, Inc. was acquired by Verizon Communications, Inc. and Sprint Corporation and Nextel Communications, Inc. engaged in a merger transaction. While we believe it is too early to tell what effects these transactions will have on the market for national voice transport services, we may be negatively affected by these events if these companies increase their end user bases, which could potentially decrease the amount of services purchased by our carrier customers. In addition, these companies have greater financial and personnel resources and greater name recognition. However, we could potentially benefit from the continued consolidation in the industry, which has resulted in fewer competitors.

Regulation . Our business has developed in an environment largely free from regulation. However, the Federal Communications Commission (“FCC”) and many state regulatory agencies have begun to examine how VoIP services could be regulated, and a number of initiatives could have an impact on our business. These regulatory initiatives include, but are not limited to, proposed reforms for universal service, the intercarrier compensation system, FCC rulemaking regarding emergency calling services related to broadband IP devices, and the assertion of state regulatory authority over us. Complying with regulatory developments may impact our business by increasing our operating expenses, including legal fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees applicable to our services. One of the benefits of our implementation of SS-7 technology is to enable us to purchase facilities from incumbent local exchange carriers under switched access tariffs. By purchasing these traditional access services, we help mitigate the risk of potential new regulation related to VoIP.

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

Revenue . We generate revenue primarily from the sale of voice minutes that are transported across our VoIP infrastructure. In addition, ATI, as a reseller, generates revenues from the sale of voice minutes that are currently transported across other telecom service providers’ networks. However, we intend to migrate some of these revenues on to our VoIP infrastructure. We negotiate rates per minute with our carrier customers on a case-by-case basis. The voice minutes that we sell through our retail distribution partners are typically priced at per minute rates, are packaged as calling cards and are competitive with traditional calling cards and prepaid services. Our carrier customer services agreements and our retail distribution partner agreements are typically one year in length with automatic renewals. We generally bill our customers on a weekly or monthly basis with either a prepaid balance required at the beginning of the week or month of service delivery or with net terms determined by the customers’ creditworthiness. Factors that affect our ability to increase revenue include:

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

Network Costs . Our network, or operating, costs are primarily comprised of fixed cost and usage based network components. In addition, ATI incurs usage based costs from its underlying telecom service providers. We generally pay our fixed network component providers at the beginning or end of the month in which the service is provided and we pay for usage based components on a weekly or monthly basis after the delivery of services. Some of our vendors require a prepayment or a deposit based on recurring monthly expenditures or anticipated usage volumes. Our fixed network costs include:

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

Sales and Marketing Expense . Sales and marketing expenses include salaries, sales commissions, benefits, travel and related expenses for our direct sales force, marketing and sales support functions. Our sales and marketing expenses also include payments to our agents that source carrier customers and retail distribution partners. Agents are primarily paid commissions based on a percentage of the revenues that their customer relationships generate. In addition, from time to time we may cover a portion or all of the expenses related to printing physical cards and related posters and other marketing collateral. All marketing costs associated with increasing our retail consumer user base are expensed in the period in which they are incurred. We expect that our sales and marketing expenses will increase in the future primarily due to increases in our direct sales force.

General and Administrative Expense . General and administrative expenses include salaries, benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services, occupancy costs and our insurance costs, and depreciation expense on our non-network depreciable assets. Our general and administrative expenses also include stock-based compensation on option grants to our employees and options and warrant grants to non-employees for goods and services received.

Results of Operations for the Three Months Ended September 30, 2006 and 2007

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended September 30,
	2006	2007
Net revenues	100%	100%
Network costs	110	98
Gross profit	(10)	2
Operating expenses:
Sales and marketing	11	8
General and administrative	19	30
Total operating expenses	30	38
Operating loss	(40)	(36)
Gain/(loss) on option and warrant liability	—	—
Interest expense	4	3
Loss before provision for income tax	(44)	(39)
Net loss	(44)%	(39)%

Net Revenues. Net revenues decreased $194,000, or 3.3%, from $5.9 million for the three months ended September 30, 2006 to $5.7 million for the three months ended September 30, 2007. We have been acquiring new customers and increasing revenue from existing customers both of which contributed significantly to our revenues in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. These increases were offset, however, by a $375,000 reduction in revenues attributable to the loss of a customer due to an acquisition and a $300,000 reduction in revenues from one existing customer.

Network Costs. Network costs decreased $944,000, or 14.5%, from $6.5 million for the three months ended September 30, 2006 to $5.6 million for the three months ended September 30, 2007. The decrease in network costs is partly related to the decrease in net revenues as certain of our network costs are usage-based. In addition, we had a reduction in the use of competitive local exchange companies, which were primarily replaced by SS-7 technology decreasing network expenses by approximately $166,000 and an approximate $1.2 million reduction in costs for improved per minute pricing from off-net vendors. Offsetting this decrease in usage-based cost was approximately $575,000 of increased cost due to our network expansion related to the SS-7 technology. Through the reduction of these CLEC costs, the migration of existing customers to the SS-7 based infrastructure and the addition of new customers on the SS-7 based infrastructure, the Company expects to generate improved gross margins as it increases the ultilization of its SS-7 network infrastructure.

Gross margin increased from -10.5% for the three months ended September 30, 2006 to a positive gross margin of 2.2% for the three months ended September 30, 2007. This increase in gross margin was attributable to the increasing utilization of capacity and fixed costs, deployment of SS-7 based technology in the network and the continued migration of customers related to the ATI acquisition to our network from third party networks. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the three months ended September 30, 2006 was $170,000 (2.9% of net revenues) as compared to $243,000 (4.3% of net revenues) for the three months ended September 30, 2007.

Sales and Marketing . Sales and marketing expenses decreased $186,000, or 28.1% from $663,000 for the three months ended September 30, 2006 to $477,000 for the three months ended September 30, 2007. Sales and marketing expenses as a percentage of net revenues were 11.2% and 8.4% for the three months ended September 30, 2006 and 2007, respectively. Expense controls in sales and marketing resulted in decreased expense for advertising, consulting, outsourced customer service and promotions partially offset by an increase in compensation expense. Sales and marketing expenses included stock-based charges related to warrants and stock options of ($21,000) and $11,000 for the three months ended September 30, 2006 and 2007, respectively.

General and Administrative . General and administrative expenses increased $616,000 or 55.8% from $1.1 million for the three months ended September 30, 2006 to $1.7 million for the three months ended September 30, 2007. General and administrative expenses as a percentage of net revenues were 18.7% and 30.0% for the three months ended September 30, 2006 and 2007, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $105,000 and $77,000 for the three months ended September 30, 2006 and 2007, respectively. The increase in general and administrative expenses for the three months ended September 30, 2007 is primarily attributable to the costs related to operating as a publicly traded company which includes increased professional services expenses and increased payroll from higher headcount. Professional services expenses and payroll related expenses increased by approximately $364,000 and $170,000, respectively, in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Interest Expense, net. Interest expense, net decreased $73,000, or 31.7%, from $230,000 for the three months ended September 30, 2006 to $157,000 for the three months ended September 30, 2007. The decrease in interest expense is primarily attributable to the retirement of most of the Company’s long-term liabilities.

Results of Operations for the Nine Months Ended September 30, 2006 and 2007

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Nine Months Ended June 30,
	2006	2007
Net revenues	100%	100%
Network costs	(103)	108
Gross profit	(3)	(8)
Operating expenses:
Sales and marketing	10	10
General and administrative	31	41
Total operating expenses	41	51
Operating loss	(44)	(59)
Gain/(loss) on option and warrant liability	—	(35)
Interest expense	6	2
Loss before provision for income tax	(50)	(96)
Net loss	(50)%	(96)%

Net Revenues . Net revenues increased $938,000, or 6.3%, from $14.9 million for the nine months ended September 30, 2006 to $15.9 million for the nine months ended September 30, 2007. One component of the increase in net revenues was the addition of customers acquired through the ATI acquisition. The acquisition occurred in March 2006 (see Note 2 to the Consolidated Financial Statements) and, consequently, the addition of the ATI customers was a factor in the increase in net revenues for the first three months of the nine month period ended September 30, 2007. On this basis, the addition of the ATI customers represented approximately a $2.1 million increase in net revenues. Without the increase attributable to the ATI acquisition, revenues would have decreased by approximately $1.2 million, or 8.1%, from $14.9 million for the nine months ended September 30, 2006 to $13.8 million for the nine months ended September 30, 2007. We have been acquiring new customers and increasing revenues to existing customers both of which have contributed significantly to our revenues in the nine months ended September 30, 2007. These increases were offset, however, by a $1 million reduction in revenues attributable to the loss of two customers, one due to an acquisition and a $1.6 million reduction in revenues from one existing customer.

Network Costs . Network costs increased $1.8 million, or 11.8%, from $15.3 million for the nine months ended September 30, 2006 to $17.1 million for the nine months ended September 30, 2007. The increase in cost is primarily related to the increase in usage based cost that varied directly with the increasing revenues as well as an approximate $3.6 million increase in costs due to our network expansion related to the SS-7 technology. These costs were offset by an approximate $1.6 million reduction in the use of competitive local exchange companies, which were primarily replaced by SS-7 technology and an approximate $1.6 million reduction in costs for improved per minute pricing from off-net vendors.

Gross margin decreased from (2.7)% for the nine months ended September 30, 2006 to a gross margin loss of (8.0)% for the nine months ended September 30, 2007. This decrease in gross margin was attributable to the deployment of SS-7 based technology in the network which was underutilized during the nine months ended September 30, 2007 and the increased use of third party networks related to the ATI acquisition.

Depreciation expense included within network costs for the nine months ended September 30, 2006 was $521,000 (3.5% of net revenues) as compared to $747,000 (4.7% of net revenues) for the nine months ended September 30, 2007.

Sales and Marketing . Sales and marketing expenses increased $114,000, or 7.7% from $1.5 million for the nine months ended September 30, 2006 to $1.6 million for the nine months ended September 30, 2007. Sales and marketing expenses as a percentage of net revenues were 9.9% and 10.0% for the nine months ended September 30, 2006 and 2007, respectively. The increase in sales and marketing expenses for the nine months ended September 30, 2007 principally related to $211,000 of sales and marketing expenses added through the acquisition of ATI, primarily for commissions paid to outside sales agents, which is ATI’s primary selling cost. This increase attributable to ATI expenses was partially offset by reductions in expenses for advertising, consulting, outsourced customer service and promotions.

General and Administrative . General and administrative expenses increased $1.7 million, or 36.9% from $4.7 million for the nine months ended September 30, 2006 to $6.4 million for the nine months ended September 30, 2007. General and administrative expenses as a percentage of net revenues were 31.8% and 40.8% for the nine months ended September 30, 2006 and 2007, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $1.5 million and $1.2 million for the nine months ended September 30, 2006 and 2007, respectively. The increase in general and administrative expenses for nine months ended September 30, 2007 is primarily attributable to the costs related to operating as a publicly traded company which includes increased professional services expenses and increased payroll from higher headcount. Professional services expenses and payroll related expenses increased by approximately $1.4 million and $568,000, respectively, in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. In addition, there was and increase in general and administrative expense relate to the acquisition of ATI of approximately $176,000.

  Option and Warrant Liability. In the nine months ended September 30, 2007, we incurred a loss on option and warrant liability of $5.6 million. This loss represents the change in estimated value of our liability for options granted under our 2004 Plan that are exercisable but for which we did not have adequate unissued authorized common stock. The value of this estimated liability was $5.4 million and $11.0 million at December 31, 2006 and March 31, 2007, respectively. This liability was created on December 29, 2006 as a result of the business combination between InterMetro and Lucy’s Cafe and therefore had no effect on the nine months ended September 30, 2006. Pursuant to the Company’s May 2007 filing and subsequent effectiveness of the definitive Schedule 14C Information Statement and the increase in authorized shares of common stock to 150,000,000 as described in Note 8 to the Consolidated Financial Statements, there is no remaining liability for these options at September 30, 2007.

Interest Expense,net. Interest expense decreased $599,000, or 66.9%, from $895,000 for the nine months ended September 30, 2006 to $296,000 for the nine months ended September 30, 2007. The decrease in interest expense is primarily attributable to the retirement of most of the Company’s long-term liabilities and to a one-time reversal of estimated interest expense from prior periods in the amount of $90,000.

Liquidity and Capital Resources

At September 30, 2007, we had $516,000 in cash. Significant changes in cash flows from September 30, 2007 as compared to December 31, 2006 are as follows:

Net cash used in operating activities was $8.4 million for the nine months ended September 30, 2007 as compared to net cash used in operating activities of $2.1 million for the nine months ended September 30, 2006. The more significant changes that increased the use of cash from operating activities were our net loss for the nine months ended September 30, 2007 of approximately $15.3 million and a $2.3 million reduction in accrued expenses principally related to payments made to our professional service providers for costs primarily attributable to our initial public offering which was subsequently withdrawn in December 2006. Partially offsetting these uses of funds was the add-back of a $5.6 million non-cash loss on options and warrant as well as non-cash expense for stock based compensation of $1.2 million.

Net cash used in investing activities for the nine months ended September 30, 2007 was $79,000 attributable to the purchase of network-related equipment as compared to $21,000 for the nine months ended September 30, 2006.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $8.8 million as compared to cash provided by financing activities of $2.4 million for the nine months ended September 30, 2006. Net cash for the nine months ended September 30, 2007 included the receipt of approximately $10.2 million in gross proceeds from our sale of common stock in December 2006 (proceeds were held in escrow at December  31, 2006) partially offset by the repayment of our related party credit facilities of $1.1 million. Net cash provided by financing activities for the nine months ended September 30, 2006 included approximately $1.5 million from the issuance of Series A convertible notes and Series B preferred stock as well as $459,000 of cash acquired in the ATI acquisition.

The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $10.9 million at September 30, 2007. Included in current liabilities at September 30, 2007 was $1.3 million due under strategic equipment agreements used to finance equipment purchases. The Company has agreements with vendors that allow for significantly longer terms than the terms for payment offered to the majority of its customers. This difference in payment terms has been a significant factor in the Company reporting negative working capital as part of its ongoing operations, and the Company expects this difference to continue.

The Company plans to use its current cash balance or capital raised from outside sources to fund future operating losses until the Company has grown revenues so that cash flows from operating activities are sufficient to sustain operations without the need for outside capital. Also, the Company may need additional cash from outside financing sources to achieve its growth strategies, including cash for use in the completion of potential acquisitions. Management believes that if and when required, the Company has the ability to obtain new financing to continue to operate through the end of the year. However, management can not assure that outside capital will be available at terms acceptable to the Company or at all. Additionally, the Company incurred costs in the nine months ended September 30, 2007 related to financing activities which the Company does not expect to incur in future periods.

We currently anticipate that our existing cash, the anticipated net proceeds form financing we are in the process of negotiating and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next 12 months and to fund all of our long-term commitments beyond the next 12 months (see “Contractual Obligations”). However, there can be no assurance that we will be successful in completing the financing required to fund our ongoing operations or that we will continue to expand our revenue base to the extent required to achieve positive cash-flows from operation s in the future, raising doubt about our ability to continue as a going concern.

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

 Revenue Recognition . We recognize our VoIP services revenues when services are provided, primarily on usage. Revenues derived from sales of calling cards through related distribution partners are deferred upon the sale of the cards. These deferred revenues are recognized as revenues generally when all usage of the cards occurs. We recognize revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant performance obligations remain for us and collection of the related receivable is reasonably assured. Our deferred revenues consist of fees received or billed in advance of the delivery of the services or services performed in which cash receipt is not reasonably assured. This revenue is recognized when the services are provided and no significant performance obligations remain or when cash is received for previously performed services. We assess the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. Generally, we do not request collateral from our customers. If we determine that collection of revenues are not reasonably assured, we defer the recognition of revenue until the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

The following presents a summary of stock option grants since January 1, 2004:

Replacement for Grants Made During Quarter Ended	Number of Options Granted	Weighted- Average Exercise Price	Weighted- Average Intrinsic Value per Share	Weighted- Average Fair Value per Share
March 31, 2004	3,635,304	$0.041	$—	$0.041
September 30, 2004	554,536	$0.041	$0.171	$0.212
September 30, 2005	277,273	$0.220	$0.592	$0.811
December 31, 2005	338,885	$0.268	$0.624	$0.893
March 31, 2006	797,924	$0.453	$0.521	$0.974
June 30, 2006	110,895	$0.974	$0.745	$1.718
September 30, 2006	—	$—	$—	$—
December 31, 2006	—	$—	$—	$—
March 31, 2007	—	$—	$—	$—
June 30, 2007	—	$—	$—	$—
September 30, 2007	—	$—	$—	$—

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

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at December 31, 2006 and September 30, 2007. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of September 30, 2007, there is approximately $1.1 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on our financial position or results of operations.

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

The following table reflects a summary of our contractual obligations at September 30, 2007:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital lease obligations	$330	$199	$131	—	—
Operating lease obligations	454	257	197	—	—
Total	$784	$456	$328	—	—

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

The Company did not obtain a review of the interim financial statements by an independent accountant using professional review standards and procedures, although such a review is required by this form 10-QSB.  The Company intends to file an amended 10-QSB with financial statements that have been reviewed by an independent accountant as soon as practicable.  While the Company believes the financial statements are accurately presented in all material respects, the reviewed financial statements may contain material changes from those presented in this 10-QSB.

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

None.

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

INTERMETRO COMMUNICATIONS, INC.

Dated: November 20, 2007	By:	\s\ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: November 20, 2007	By:	\s\ Vincent Arena
Vincent Arena
Chief Financial Officer and Director