Form 10QSB/A
period 2007-09-30
InterMetro Communications, Inc.
filed 2007-12-24
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

The Registrant hereby amends this Quarterly Report on Form 10-QSB/A as initially filed with the Securities and Exchange Commission on November 20, 2007, as amended December 21, 2007, subsequent to obtaining a review of the interim financial statements by an independent accountant in accordance with standards of the Public Company Accounting Oversight Board (United States).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Intermetro Communications, Inc.

We have reviewed the accompanying consolidated balance sheet of Intermetro Communications, Inc. as of September 30, 2007 and the related consolidated statements of operations and of cash flows for the three-month and nine-month periods ended September 30, 2007. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Intermetro Communications, Inc. as of December 31, 2006, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated April 16, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Mayer Hoffman McCann P.C.
Los Angeles, California
December 21, 2007

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

The accompanying notes are an integral part of these consolidated financial statements

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2006	2007	2006	2007
Net revenues	$5,903	$5,709	$14,941	$15,879
Network costs	6,525	5,581	15,349	17,156
Gross profit (loss)	(622)	128	(408)	(1,277)
Operating expenses
Sales and marketing (includes stock based compensation of $(21) and $11 for the three months ended September 30, 2006 and 2007, respectively; and $46 and $32 for the nine months ended September 30, 2006 and 2007, respectively )	663	477	1,472	1,586
General and administrative (includes stock based compensation of $105 and $77 for the three months ended September 30, 2006 and 2007, respectively; and $1,484 and $1,170 for the nine months ended September 30, 2006 and 2007, respectively)	1,103	1,719	4,745	6,494
Total operating expenses	1,766	2,196	6,217	8,080
Operating loss	(2,388)	(2,068)	(6,625)	(9,357)
Interest expense, net (includes stock based charges of $62 and $0 for the three months ended September 30, 2006 and 2007, respectively and $509 and $0 for the nine months ended September 30, 2006 and 2007, respectively)	230	157	895	297
Loss on liability for options and warrants	—	—	—	5,615
Loss before provision for income taxes	(2,618)	(2,225)	(7,520)	(15,269)
Provision for income taxes	1	5	1	5
Net loss	$(2,619)	$(2,230)	$(7521)	$(15,274)
Basic and diluted net loss per common share	$(0.11)	$(0.04)	$(0.31)	$(0.26)
Shares used to calculate basic and diluted net loss per common share	24,646	59,575	24,646	59,575

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Dollars in Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock Based	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit
Balance at January 1, 2007	—	$—	59,575,194	$60	$13,245	$(373)	$(18,002)	$(5,070)
Amortization of stock-based compensation	—	—	—	—	1,047	154	—	1,201
Cost of capital capitalized in private placement	—	—	—	—	176	—	—	176
Reclassification of Options and Warrants Liability to Equity	—	—	—	—	10,999	—	—	10,999
Net loss for the nine months ended September 30, 2007	—	—	—	—	—	—	(15,274)	(15,274)
Balance at September 30, 2007	—	$—	59,575,194	$60	$25,467	$(219)	$(33,276)	$(7,968)

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(7,521)	$(15,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	575	799
Stock based compensation	1,530	1,202
Amortization of debt discount	317	—
Provision for bad debts	125	—
Charge for beneficial conversion feature of Series A convertible promissory notes	200	—
Loss on options and warrants	—	5,615
(Increase) decrease in assets:
Accounts receivable	106	(609)
Deposits	(126)	16
Other current assets	(2,091)	(189)
Other long-term assets	(3)	(8)
Increase (decrease) in liabilities:
Accounts payable, trade	3,062	2,636
Accrued expenses	949	(2,301)
Deferred revenues and customer deposits	739	(281)
Net cash used in operating activities	(2,138)	(8,394)

Cash flows from investing activities:
Decrease in restricted cash	30	—
Purchase of property and equipment	(51)	(79)
Net cash used in investing activities	(21)	(79)

Cash flows from financing activities:
Cash acquired in acquisition of Advanced Tel, Inc.	459	—
Net proceeds from issuance of Series A convertible promissory notes	565	—
Net proceeds from issuance of Series B preferred stock	986	—
Proceeds from exercise of warrants	13	—
Payment of amounts to related party	(84)	(304)
Net proceeds from related party credit facilities	450	—
Net proceeds from escrow for private placement	—	10,235
Cash refunded from reduction of private placement fees	—	176
Proceeds from line of credit	190	—
Repayment of line of credit	(30)	(1,125)
Principal payments on capital lease obligations	(191)	(144)
Net cash provided by financing activities	2,358	8,838

Net increase in cash	199	365
Cash at beginning of period	565	151
Cash at end of period	$764	$516

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

Beginning in the quarter ended December 2005, the Company began to significantly increase the sale of minutes through retail calling cards. During 2006, these increased sales provided additional data that allowed the Company to modify the process for estimating revenues for retail calling cards. The improved process resulted in a decrease in resulted in a decrease in revenues of $55,000 for the three months ended September 30, 2006 and $146,000 for the nine months ended September 30, 2006 as compared to the results for these periods if the Company had not modified the process.

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

When management of the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, an estimate is made of the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows if not. To date, the Company has not had an impairment of long-lived assets and is not aware of the existence of any indicators of impairment.

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

The Company calculated the fair value of grants as described in SFAS 123 using the following average assumptions:

	December 31, 2006	September 30, 2007
Risk-free interest rate	4.4%	4.4%
Expected lives (in years)	4.5 Years	4.3 Years
Dividend yield	0%	0%
Expected volatility	89%	93%
Forfeiture rate	0%	0%

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

Recent Accounting Pronouncements - In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of FASB Statement No. 109. The interpretation provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. The Company adopted this interpretation at January 1, 2007 and this did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The Company is  not aware of any misstatements that have had a material impact on its consolidated financial position, results of operations, or cash flows and SAB. No.108 is not expected to have an impact on the Company 's statement of financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)” ). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption of the statement is not permitted. Accordingly, SFAS No. 141(R) is effective for the Company’s fiscal year that begins on January 1, 2009. The Company is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 160 is effective for the Company’s fiscal year that begins on January 1, 2009. The Company is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

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

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4 — Property and Equipment - (continued)

In May 2006, the Company entered into a strategic agreement with a VoIP equipment and support services provider. Under the terms of this agreement, the Company can obtain certain VoIP equipment to expand its current operations. Repayment of these assets is based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments. At September 30, 2007, the Company has purchased VoIP equipment under this agreement totaling $691,332. At December 31, 2006 the entire balance remained outstanding at September 30, 2007 $16,859 of this amount has been paid and an additional $34,888 has been accrued to be paid based on traffic utilization. Subsequent to entering into this agreement, the Company and the equipment provider agreed to delay the initial payment for the equipment until November 2006. Since there was no agreement in place to defer any payments past November 2006, for the two months ended December 31, 2006 and the three months ended March 31, 2007, the Company expensed an estimate of potential interest due based on the value of the equipment. In May 2007, the Company and the equipment provider agreed that payments would begin for the month ended June 30, 2007 and the Company would not incur any charges for the deferment. Accordingly, in the quarter ending June 30, 2006 the Company reversed the prior periods’ interest expense estimate totaling $90,000.

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

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6 — Common and Preferred Stock – (continued)

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

The following presents a summary of activity under the Company’s 2004 Plan for the nine months ended September 30, 2007 (unaudited):

	Number of Shares	Price per Share	Weighted Average Exercise Price
Options outstanding at January 1, 2007	5,714,819	$—	$0.14
Granted	—	—	—
Exercised	—	—	—
Cancelled/expired	15,404		0.04
Forfeited	292,673	—	0.04

Options outstanding at September 30, 2007	5,406,742	—	0.14

Options exercisable at September 30, 2007	4,729,590

For option grants prior to January 1, 2006, the intrinsic value per share is being recognized over the applicable vesting period which equals the service period. For option grants during the year ended December 31, 2006 the compensation cost was determined based on the fair value of the options and is being recognized over the applicable vesting period which equals the service period.

At September 30, 2007, 1,170,691 of the Company’s outstanding options were granted with exercise prices at or below fair value. Compensation expense recognized in the consolidated statements of operations in connection with these options was $51,000 and $51,000 during the three months ended September 30, 2006 and 2007, respectively and $153,000 and $153,000 during the nine months ended September 30, 2006 and 2007, respectively.

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

In May 2007 warrants to purchase 410,761 shares of the Company’s common stock were earned by a consultant to the Company, with a resulting charge under the fair value method of $818,984. This amount was recorded in general and administrative expense in the nine months ended September 30, 2007.

The Company calculated the fair value of these grants as described in SFAS 123(R) using the following assumptions:

September 30, 2007
Risk-free interest rate	4.8%
Expected lives (in years)	5 Years
Dividend yield	0%
Expected volatility	92%
Forfeiture rate	0%

8 — Liability For Options

As of December 29, 2006 (the date of the Business Combination), the Company did not have a sufficient number of authorized shares for all share, option and warrant holders. Accordingly, the exchange of securities pursuant to the Business Combination was implemented in two phases with the second phase being automatic upon the filing on May 31, 2007 of Amended and Restated Articles of Incorporation which increased the number of authorized shares of the Company ’s common stock to 150,000,000 shares.

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

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8 — Liability For Options – (continued)

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

It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor. The Company currently has disputes with vendors that it believes did not bill certain charges correctly. While the Company has paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of September 30, 2007, there are approximately $1.6 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. The Company is in discussion with these vendors regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on SFAS 5, “Accounting for Contingencies.”

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

Consulting Agreement. On or about December 29, 2006, the Company entered into a three-year consulting agreement with an affiliate pursuant to which the Company will receive services related to strategic planning, investor relations, acquisitions, and corporate governance. Pursuant to the consulting agreement, the Company is obligated to pay $13,000 per month for these services, subject to a minimum increase of 5% per year and recorded $39,000 professional services expense for consulting in the three months ending September 30, 2007.

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

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2006	2007
	(unaudited)
Cash paid:
Interest	$225	$209

Non-cash information:
Common stock issued in connection with acquisition of Advanced Tel, Inc.	$1,500	$—

Net liabilities assumed in excess of net assets acquired in connection with acquisition of Advanced Tel, Inc.	$43	$—

Equipment obtained under strategic agreement	$691	$—

Equipment obtained under capital leases	$89	$233

Total amounts and notes payable to former shareholder of ATI	$400	$—

Transaction costs accrued on acquisition of ATI	$40	$—

Debt issuance costs	$375	$—

13 — Subsequent Event

In November and December 2007, the Company received $600,000 pursuant to the sale of secured notes with individual investors for general working capital. The terms of the secured notes are 18 months maturity with an interest rate of 10% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million.

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

Gross margin increased from (10.5%) for the three months ended September 30, 2006 to a gross margin of 2.2% for the three months ended September 30, 2007. This increase in gross margin was attributable to the increasing utilization of capacity and fixed costs, deployment of SS-7 based technology in the network and the continued migration of customers related to the ATI acquisition to our network from third party networks. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the three months ended September 30, 2006 was $170,000 (2.9% of net revenues) as compared to $243,000 (4.3% of net revenues) for the three months ended September 30, 2007.

Sales and Marketing. Sales and marketing expenses decreased $186,000, or 28.1% from $663,000 for the three months ended September 30, 2006 to $477,000 for the three months ended September 30, 2007. Sales and marketing expenses as a percentage of net revenues were 11.2% and 8.4% for the three months ended September 30, 2006 and 2007, respectively. Expense controls in sales and marketing resulted in decreased expense for advertising, consulting, outsourced customer service and promotions partially offset by an increase in compensation expense. Sales and marketing expenses included stock-based charges related to warrants and stock options of ($21,000) and $11,000 for the three months ended September 30, 2006 and 2007, respectively.

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

	Nine Months Ended September 30 ,
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

Liquidity and Capital Resources

At September 30, 2007, we had $516,000 in cash. Significant changes in cash flows from September 30, 2007 as compared to December 31, 2006 are as follows:

Net cash used in operating activities was $8.4 million for the nine months ended September 30, 2007 as compared to net cash used in operating activities of $2.1 million for the nine months ended September 30, 2006. The more significant changes that increased the use of cash from operating activities were our net loss for the nine months ended September 30, 2007 of approximately $15.3 million and a $2.3 million reduction in accrued expenses principally related to payments made to our professional service providers for costs primarily attributable to our initial public offering which was subsequently withdrawn in December 2006. Partially offsetting these uses of funds was the add-back of a $5.6 million non-cash loss on options and warrant as well as non-cash expense for stock based compensation of $1.2 million and depreciation of $575,000.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of September 30, 2007, there is approximately $1.6 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on our financial position or results of operations.

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

The following table reflects a summary of our contractual obligations at September 30, 2007:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital lease obligations	$341	$199	$142	—	—
Operating lease obligations	454	257	197	—	—
Total	$795	$456	$339	—	—

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

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)” ). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption of the statement is not permitted. Accordingly, SFAS No. 141(R) is effective for the Company’s fiscal year that begins on January 1, 2009. The Company is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 160 is effective for the Company’s fiscal year that begins on January 1, 2009. The Company is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

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

INTERMETRO COMMUNICATIONS, INC.

Dated: December 21, 2007	By:	\s\ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: December 21, 2007	By:	\s\ Vincent Arena
Vincent Arena
Chief Financial Officer and Director