Form 10KSB
period 2007-12-31
InterMetro Communications, Inc.
filed 2008-04-15
CIK 1160142

U.S. SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-KSB
______________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 000-51384
______________

InterMetro Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0476779
(State of Incorporation)	(IRS Employer Identification No.)

2685 Park Center Drive, Building A
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

State issuer’s revenues for its most recent fiscal year: $22,693,708

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the average of the bid and ask prices reported by the OTC Bulletin Board on March 31, 2008, was approximately $3,148,000.

There were 59,575,194 shares outstanding of the registrant’s Common Stock as of March 31, 2008.

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

Our goal is to displace the incumbent long distance carriers as the presumed choice for voice transport services. We also intend to become a significant provider of VoIP infrastructure services for traditional phone companies and wireless carriers, as well as new high growth entrants in the consumer voice services market such as broadband phone companies and cable operators. We also package our VoIP services into calling cards and prepaid services. We have developed plug-and-play technology designed to enable IP devices, such as broadband phones and videophones, to be plugged directly into end users’ broadband internet routers, allowing for instant use of our services without having to configure the device or install any software to interoperate with our network. These technologies are expected to be sold under private label third-party arrangements. We sell our services through our direct sales force and independent sales agents. Our calling cards and prepaid services are primarily sold by our retail distribution partners. We believe that our proprietary technology and management experience in the communications industry, and in particular with VoIP, will enable us to benefit from the adoption of VoIP technologies by traditional phone companies. The wide-spread adoption of VoIP in the telecommunications industry may not materialize, however, and our business may not benefit from any adoption that does occur

Company Background

InterMetro Communications, Inc. (hereinafter, “we,” “us,”  “InterMetro” or the “Company”) is a Nevada corporation which, through its wholly owned subsidiary, InterMetro Communications, Inc. (Delaware) (hereinafter, “InterMetro Delaware”), is engaged in the business of providing voice over Internet Protocol (“VoIP”) communications services. On December 29, 2006, InterMetro, a public “shell” company, completed a Business Combination with InterMetro Delaware whereby InterMetro Delaware became our wholly-owned subsidiary. On the closing of the Business Combination, we authorized the issuance of 27,490,194 shares of common stock and 3,652,842 common stock purchase warrants to the InterMetro Delaware security holders. On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation increasing the Company’s authorized shares of common stock to 150,000,000, par value $0.001 per share, at which time the second phase of 14,049,580 shares of common stock and 2,983,335 common stock purchase warrants were effectively issued in exchange for all of the remaining InterMetro Delaware common stock and warrants held by InterMetro Delaware security holders. All InterMetro Delaware securities were effectively cancelled except 100 shares of InterMetro Delaware common stock which represent 100% of the outstanding stock of the wholly-owned subsidiary.

Our company was originally incorporated as Lucy’s Cafe, Inc. in the State of Nevada on October 30, 2000 to acquire and a restaurant located in downtown Sacramento, California. We completed a sale of our restaurant assets and ceased operations in the fall of 2004 and were an inactive company from that time until December 2006. InterMetro Delaware was originally incorporated in the State of California on July 22, 2003 to build a communications business based on VoIP technology and was reincorporated in Delaware on May 10, 2006.

Material Acquisitions, Private Placements of Securities and Agreements

Private Placement of Securities – January/February 2006. In January and February 2006, we raised capital through the issuances of $575,000 of Series A convertible notes and $1.0 million of Series B preferred stock, respectively.

Acquisition of Advanced Tel, Inc . In March 2006, we acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of stock and cash. ATI was acquired to increase our customer base, to add minutes to our network and to access new sales channels. The initial purchase price included 308,079 shares of our common stock, as adjusted for the Business Combination, a promissory note payable of $250,000 to be paid over the six-month period following the closing and a two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000. The amount of common stock consideration paid to the selling shareholder of ATI is subject (or the payment of additional cash in lieu thereof at our option) to an adjustment if our common stock does not reach a minimum price of $4.87 per share during the two years following the closing date. The value of this guarantee has been included in our determination of the purchase price of the ATI acquisition. ATI’s selling shareholder may earn an additional 308,079 shares of our common stock, as adjusted for the Business Combination, and additional cash amounts during the two-year period following the closing upon meeting certain performance targets tied to revenue and profitability.

Cantata Technology Agreement . In May 2006, we entered into a strategic agreement with Cantata Technology, Inc., or Cantata, formerly known as Excel Switching Corporation, a leading provider of VoIP equipment and support services. We plan to significantly expand our VoIP network using Cantata’s latest, state of the art VoIP equipment, which we believe will increase the functionality and efficiency of our VoIP infrastructure. The terms of the strategic agreement allow us to apply more of our existing current financial resources to the expansion of our sales and operations. Furthermore, we expect Cantata’s equipment to enable us to better integrate, with cost advantages, industry standard SS-7 functionality and reliability with the unique enhanced services capabilities of our VoIP infrastructure. Among other benefits, the agreement provides us preferential pricing and rights to test and deploy newly developed technologies.

Private Placement of Securities – December 2006 . In December 2006, InterMetro entered into a placement agent agreement with Hunter World Markets, Inc. as placement agent, pursuant to which Hunter World Markets, Inc. raised $10,235,000 of capital for us through the private placement (the “Private Placement”) of shares of our common stock for $1.00 per share.

Private Placement of Securities – November 2007 to March 2008. In November and December 2007, the Company received $600,000 pursuant to the sale of secured notes with individual investors for general working capital. These funds were received prior to the closing of the sale of the secured notes, which occurred on January 16, 2008. The Company sold an additional amount of the same secured notes totaling $770,000 in the period between January and March 2008, and can continue to sell similar secured notes up to a maximum offering of $3 million. The secured notes mature 18 months after issuance and bear interest at a rate of 10% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  In connection with the notes, the Company issued two common stock purchase warrants for every dollar received or 2.74 million common stock purchase warrants with an exercise price of $1.00, 1.37 million of which expire on January 16, 2013 and 1.37 million of which expire on February 1, 2014. With respect to 1.37 million of the total common stock purchase warrants issued in this financing, if such warrants are still held by the lenders at February 1, 2009, the lenders will be entitled to receive a payment (the “Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Reference Price”) is less than $1.00.  The Reference Payment will be equal to the difference between $1.00 and the Reference Price.  The Company, in its sole discretion, will have the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders. With respect to the remaining 1.37 million common stock purchase warrants issued in this financing, if such warrants are still held by the lenders at February 1, 2009, the lenders will be entitled to receive a payment (the “Second Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Second Reference Price”) is less than $2.00.  The Second Reference Payment will be equal to the difference between $2.00 and the Second Reference Price up to a maximum value of $1.00.  The Company, in its sole discretion, will have the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders.

Our Service Offerings

We use our network backbone to deliver voice calling services to traditional long distance carriers, broadband phone companies, VoIP service providers, wireless providers, other communications companies and end users.

Carrier Services . Carrier services consist of origination and termination services. Such services are provided over our VoIP network constructed as a nationwide system of regional IP nodes known as points-of-presence, or PoPs, connected by a fiber-optic backbone and other bandwidth segments utilizing a secure packet technology called asynchronous transfer mode, or ATM. Our PoPs are typically located in major metropolitan cities and allow us to connect to a majority of the personal and business telephones within a metropolitan geographic region.

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

Retail Services . Our retail VoIP services are sold to consumers and distributed in the form of calling cards or through the distribution of personal identification numbers, or PINs. Our retail services integrate the installation of voice services with billing and customer care functionality and voice and data applications such as on-demand conferencing and find-me/follow-me service. We primarily distribute our services through retail distribution partners who keep a portion of the retail revenue. We have created an automated system for activating and recharging our retail products. We believe our automation significantly lowers costs for retail distribution partners. For example, our automated PIN generating system replaces the need for point of sale terminals which charge per sale transaction fees and require initial integration and software setup.

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

IP Devices . We expect to enter into arrangements with one or more distribution partners under which they would sell plug-and-play product devices which do not require additional software. These devices would be purchased from manufacturers and would be configured to work exclusively with our network. We have developed three IP devices — the Broadband MetroFone, the VideoLine MetroFone, and the DialLine MetroFone. We do not currently generate any revenue from these products.

•
Broadband MetroFone . The Broadband MetroFone looks and operates like a traditional phone but will use a customer’s broadband internet connection and our network to complete calls as compared to traditional phone calls which travel over low bandwidth copper line networks.

•
VideoLine MetroFone . The VideoLine MetroFone operates in the same manner as the Broadband MetroFone but has the additional capability of sending and receiving real-time television quality video between any of our videophones.

•	DialLine MetroFone . The DialLine MetroFone is an IP device, which connects between a retail customer’s phone and wall jack and automatically connects a retail customer with our network.

Web-Services . We are in the process of developing a web-service offering. Web-services allow voice to be embedded in applications so that end users can move seamlessly between voice and data communications streams.

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

The combination of SS-7 technology and direct local telephone company interconnections allows us to offer additional services to our customers and we believe makes it easier for potential customers that use long distance companies to transition their voice traffic to our VoIP network. The SS-7 technology also allows us to offer an increased number of services and enhances our ability to develop new services. We began connecting to the local telephone company networks through the purchase of a significant amount of recurring fixed-cost network interconnection capacity in late 2005 in anticipation of future growth. In March 2006, we began utilizing the SS-7 connections to provide services

Sales, Marketing and Distribution

Carrier Services Sales Strategy . We employ a direct sales approach for carrier sales, which is led by experienced sales professionals with detailed knowledge of the carrier industry. We provide product knowledge, product application consulting, pricing, delivery, and performance information to potential customers so that they are able to help us design services that meet their needs. As we expect to expand the resources of our sales department, sales professionals will be increasingly focused on customer, channel, and geographic levels that are intended to allow us to manage the sales cycle more efficiently. We currently target traditional purchasers of wholesale voice transport services including: inter-exchange carriers, international-based carriers sending voice calls to the U.S., wireless carriers, prepaid service providers, internet-based voice service providers, such as broadband phone companies and cable companies.

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

Retail Services Sales Strategy . We package our VoIP services into calling card and other prepaid services and PIN products sold to retail customers of voice services. These VoIP services are sold through retail distribution partners, including general merchandise and discount retail chains, and do not require distributors to invest in any new technology or to understand the underlying technologies required to service and bill voice products. We enter into agreements with our retail distribution partners that define the terms under which they sell our services.

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

Marketing Overview . We create brand awareness and lead generation through our presence at key trade shows, targeted mailings to specific industry carrier lists and buyers and trade magazine advertising. Additionally, we maintain a web site presence and make available collateral describing our services and business.

Competition

Carrier Services. When selling to carrier customers, we primarily compete with other carriers, including Verizon, Qwest and Global Crossing. We also compete with a number of smaller IP-based providers that focus either on a specific product or set of products or within a geographic region. We compete primarily on the basis of transmission quality, network reliability, price and customer service and support.

Retail Services. We compete for retail distribution partners against long distance providers including AT&T, MCI, Sprint and IDT who provide calling cards and prepaid services. Retail distributors purchase these products based on price and private label customization.

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

Our competitive strengths include:

•
State-of-the-art private VoIP infrastructure . We built our VoIP infrastructure from advanced IP technology. We are not burdened by some of the constraints commonly faced by traditional telecommunications companies that use circuit-based equipment. Legacy equipment is more difficult to combine with the latest add-on voice services and network transport technology because it typically uses proprietary embedded call control systems. We operate and maintain our VoIP technology with significantly less personnel and lower operating costs than switch-based technology achieving comparable capacity.

•
Cost-efficient IP-based voice services . We believe our VoIP technology provides significant cost savings due to compression and routing efficiencies. In addition, we save money by using equipment that requires little space and significantly reduced electricity costs versus older circuit-switched equipment. Our management team has extensive experience in negotiating pricing and contract terms for these types of products and services. We pass a significant portion of our cost savings on to our customers to help drive sales growth.

•
Experience marketing VoIP services . Our seasoned management team has significant experience with wireline and wireless telecommunications and experience with IP-based communications. Our knowledge of the VoIP industry, including familiarity with the hardware, software and vendors, allows us to advise potential customers on how to incorporate the technology to increase profitability and increase customer reach. Members of our management team have marketed VoIP services to a wide range of customers and have been instrumental in developing new products to meet individual customer demands.

•
Product flexibility and speed of deployment . We believe our private network equipment provides a high level of integration between the installation of voice services and billing and customer care functions. We believe our VoIP technology software, specifically developed to facilitate the sharing of data across different systems, allows us to create and deploy new products more quickly than traditional communications companies. We also utilize our VoIP infrastructure to tailor retail products to the individual needs of our retail distribution partners.

•
Strong engineering team with experience in both voice and data networking . Our engineering team is comprised of individuals with backgrounds in networking, software development, database administration and telecommunications installations. We believe that our engineering team is among the most experienced in understanding VoIP services and the related software applications. Members of our engineering team have successfully deployed leading-edge technology in prior businesses, including the build-outs of both a national web hosting service and a large IP-based voice service network.

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

Employees

As of December 31, 2007, we had 41 employees, all of whom were full time and located in the United States. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

We have a history of losses and we may not achieve profitability in the future, which raises substantial doubt about our ability to continue as a going concern.

For the years ended December 31, 2007, 2006 and 2005, we incurred net losses of $16.9 million, $13.9 million and $1.1 million, respectively, and negative cash flows from operations of $9.3 million and $3.4 million for the years ended December 31, 2007 and 2006, respectively. We expect to continue to incur losses, and we may not become profitable for the foreseeable future. In addition, as a public company, we incur increased legal and accounting costs and other expenses related to maintaining our trading status pursuant to SEC and NASD rules and regulations. We will have to generate and sustain significantly increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. We have past due balances with certain vendors that may result in collection actions unless we settle them. We may not obtain sufficient funds to bring these accounts current.

Our ability to continue as a going concern depends upon the success of our financings as well as our ability to increase our revenue base and generate cash from operations. We believe, based upon our projections for increasing revenues and upon prospects for additional financing currently being pursued, that we will have sufficient capital resources to operate our business for a least the next 12 months. In November and December 2007, the Company received $600,000 and in the period from January to March 2008 the Company received an additional $770,000 pursuant to the sale of secured notes with individual investors for general working capital. The terms of the secured notes are 18 months maturity with an interest rate of 10% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million. Such additional financings are necessary in order to fund ongoing operations until such time as the Company can achieve positive cash flow from operations. The Company is in the process of securing this required additional financing, however there can be no assurance that we will be successful in completing the required financing or that we will continue to expand our revenue base to the extent required for profitability.

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

Our primary current and potential competitors consist of carriers including AT&T, Sprint, Verizon, Qwest, Level (3) and Global Crossing, other start-up VoIP providers that have been formed in the recent past and IP networking companies that are attempting to add voice as a supplement to their current data services offerings.

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

We also need to hire additional members of senior management to adequately manage our growing business. We may not be able to identify and attract additional qualified senior management. Competition for senior management in our industry is intense. Qualified individuals are in high demand, and we may incur significant costs to attract them. If we are unable to attract and retain qualified senior management we may not be able to implement our business strategy effectively and our revenue may decline. Our success is substantially dependent on the performance of our executive officers and key employees. Given our early stage of development, we are dependent on our ability to retain and motivate high quality personnel. An inability to engage qualified personnel could materially adversely affect our ability to market our VoIP services. The loss of one or more of our key employees or our inability to hire and retain other qualified employees could have a material adverse effect on our business. See “Management”.

A substantial portion of our revenue is generated from a limited number of carrier customers, and if we lose a major customer our revenue could decrease.

A substantial portion of our revenue is generated from a limited number of our carrier customers. Our top 10 customers have accounted for approximately 54.6% and 60.1% of our revenues for the years ended December 31, 2007 and 2006, respectively. We expect that a limited number of carrier customers may continue to account for a significant percentage of our revenue and the loss of, or material reduction of their purchases could decrease our revenue and harm our business.

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

We currently depend on providers of local telecommunications services to provide end users with access to substantially all of our VoIP services. In the future, we may utilize other local telecommunications services suppliers to reach end users such as wireless carriers, cable companies, power companies and other providers of local broadband services. There is no guarantee that these suppliers will continue to offer the services we require, that these services will be available on economic terms sufficient to execute on our business model or that these suppliers will continue to do business with us. If we cannot obtain adequate replacement services from our suppliers or acceptable alternate vendors, we could experience a material impact on our financial condition and operating results. We have a settlement agreement with a significant provider of our local services related to payment for past amounts due of approximately $3.0 million and past disputes in the amount of approximately $1.4 million. If we fail to keep our payment obligations under this agreement, the resulting potential termination of the related local services and collection proceedings would have a material adverse impact on our operating results, financial condition and business performance.

We may from time to time be subject to disputes with customers, vendors and other third parties relating to amounts claimed due for services which we may not be able to resolve in our favor.

It is not unusual in our industry to occasionally have disagreements with vendors and other third parties relating to amounts claimed due in connection with the services provided by us or companies like us. To the extent we are unable to favorably resolve these disputes, our revenues, profitability or cash may be adversely affected. We currently have a dispute reserve of approximately $1.0 million, excluding the dispute identified under a separate risk factor for local telecommunications providers above, which is management’s estimate of disputes that will be resolved in our favor. The majority of this dispute reserve relates to the difference in pricing that we expect to pay when calls originate and terminate in different U.S. states or international jurisdictions versus the characterizations of these calls as being originated and terminated within the same U.S. state.

We are currently in an FCC mediation process with a third party organization that represents a significant number of the payphone operating companies in the U.S. They are attempting to collect an unspecified amount for payphone originated calls for which they claim that they have not already received compensation. If we are unable to resolve this dispute it could have a material adverse impact on our operating results, financial condition and business performance.

We may pursue the acquisition of other businesses in order to grow our customer base and access technology and talent, and any such acquisition may not achieve the desired results or could result in operating difficulties, dilution and other harmful consequences.

We completed the acquisition of ATI in March 2006. We expect to pursue additional acquisitions in the future as a key component of our business strategy. We do not know if we will be able to successfully complete any future acquisitions. Furthermore, we do not know that we will be able to successfully integrate any other acquired business, product or technology or retain any key employees of any acquired business. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our results of operations and financial condition will suffer. There may not be attractive acquisition opportunities available to us in the future. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

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

We operate in a highly technological industry segment that is subject to rapid and frequent changes in technology and market demand. Frequently such changes can immediately and unexpectedly render existing technologies obsolete. Management expects that technology developed in the future will be superior to the technology that we (and others) now have. Our success depends on our ability to assimilate new technologies into our VoIP infrastructure and our IP devices and to properly train engineers, sales staff, distributors and resellers in the use of our technology. The success of our future service offerings or devices depends on several factors, including but not limited to proper new product definition, product cost, timely completion and market introduction of such services, differentiation of our future products from those of our competitors and market acceptance of these products. Competing technologies developed by others may render our current or future developed products or technologies obsolete or noncompetitive. The failure of our new product development efforts could have a detrimental effect on our business and results of operations.

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

We may need to raise additional funds in the future and such funds may not be available on acceptable terms or at all.

We may need to raise additional funds in the future for any number of reasons, including:

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

If we issue equity or debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms or at all, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements. In these events, our ability to achieve our development and commercialization goals would be adversely affected.

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

Prior to December 2006, we were effectively a public shell company with no material assets or operations and our only value was that we maintained current filings with the Securities and Exchange Commission and a class of securities that was offered for sale pursuant to the OTC Bulletin Board. On December 29, 2006, we entered into exchange agreements with all of InterMetro Delaware’s shareholders, note holders and warrant holders to effect a share exchange between the Company and InterMetro Delaware which resulted in InterMetro Delaware becoming our wholly owned subsidiary and the InterMetro Delaware security holders becoming our controlling shareholders. The Business Combination provided an immediate benefit for the then existing shareholders of the Company that might not have been readily available, or available at all, to other shareholders who either acquired their shares of common stock in connection with this offering or otherwise.

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

As of December 31, 2007, our executive officers, directors, and principal shareholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 71% of our outstanding common stock. These shareholders are able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our shareholders.

We incur increased costs and risks as a result of being a public company, particularly in the context of Section 404 of the Sarbanes-Oxley Act of 2002.

We incur increased costs as a result of becoming a public company and from compliance activities related to the Sarbanes-Oxley Act of 2002, or SOX, as well as new rules subsequently implemented by the Securities and Exchange Commission and the NASD, and these costs may continue to increase. These new rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, we incur costs associated with our public company reporting requirements. These rules and regulations to make it more expensive for us to obtain certain types of insurance, including directors’ and officers’ liability insurance and we may be forced to accept reduced policy limits and coverage in the future or incur substantially higher costs to obtain the same or similar coverage. The impact of these events also could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new rules and regulations and cannot predict the amount of the additional costs we may incur or the timing of such costs.

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

Our management has identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2007, which, if not sufficiently remediated, could result in material misstatements in our annual or interim financial statements in future periods.

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007.

We are in the process of implementing remediation efforts with respect to these material weaknesses. However, if these remediation efforts are insufficient to address these material weaknesses, or if additional material weaknesses in our internal control over financial reporting are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our financial conditions and results of operations may be adversely impacted. Any such failure could also adversely affect our results of periodic management assessment regarding the effectiveness of our internal control over financial reporting, as required by the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements or failure to meet reporting obligations, which in turn could cause investors to lose confidence in reported financial information leading to a decline in our stock price.

Although we believe that these remediation efforts will enable us to improve our internal control over financial reporting, we cannot assure you that these remediation efforts will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. Furthermore, there are inherent limitations to the effectiveness of controls and procedures, including the possibility of human error and circumvention or overriding of controls and procedures.

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

At present, there is minimal trading of our securities, and there can be no assurance that an active trading market will develop. Our common stock, however, is traded on the OTC Bulletin Board. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system, or NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original price or at any price.

A significant number of our shares will be eligible for sale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In May 2007 and January 2008 we registered an aggregate of 21,429,000 shares and shares underlying warrants, or 36% of our common stock currently outstanding, for resale in the public market pursuant a Form SB-2 registration statements. As such shares of our common stock are resold in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of our shares of common stock as well as shares of common stock underlying warrants and options may also be offered from time to time in the open market pursuant to an effective registration statement or Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of six months may, upon filing with the Securities and Exchange Commission a notification on Form 144, sell into the market shares of our common stock.

Shares eligible for future sale may adversely affect the market price of our common stock.

The former non-affiliated securities holders of InterMetro Delaware who received shares of our common stock in the Business Combination will be eligible to sell all of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), Rule 144, commencing on May 10, 2008 which is the expiration date of the lock-up agreement entered into by all InterMetro Delaware securities holders at the time of the Business Combination. Rule 144 permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Any substantial resale, and the possibility of substantial resales, of the common stock under Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

Our articles of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the shareholders of our company may deem advantageous. These provisions:

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

Item 2. Description of Property

Our principal executive office is located in Simi Valley, California, where we lease a facility with 18,674 square feet of space for approximately $21,863 per month under a lease that expires in March 2009. We believe that our space will be adequate for our needs and that suitable additional or substitute space in the future will be available to accommodate the foreseeable expansion of our operations. We also lease collocation space for our VoIP equipment in carrier class telecommunications facilities in major metropolitan markets throughout the U.S. and expect to add additional collocation facilities as we expand our VoIP network.

Item 3. Legal Proceedings

From time to time we may be involved in litigation of claims relating to disputes of the cost and quality of services provided by our network component vendors, providers of general and administrative services and employees. We may also be involved with litigation of claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. In the normal course of business, we may also be subject to claims arising out of our operations, and may file collection claims against delinquent customers. As of the date of this Annual Report, there are no claims or actions pending or threatened against us that, if adversely determined, would have a material adverse effect on us.

On April 30, 2007, we filed a complaint against KMC Data, LLC (“KMC”) in Federal District Court in the State of California asserting that KMC’s tariffed charges are unlawful and are not applicable to us. On May 23, 2007 KMC filed counter claims attempting to collect on these tariffed charges. There are approximately $684,000 of charges that we dispute. We cannot predict the outcome of these proceedings at this time. A ruling against us could have a material adverse impact on our operating results, financial condition and business performance.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

Our common stock is listed on the OTC Bulletin Board and trades under the symbol “IMTO.” At the close of business on March 31, 2008, there were 59,575,194 issued and outstanding common shares which were held by approximately 84 shareholders of record, of which 11,535,000 shares were free trading. The balance is restricted stock as that term is used in Rule 144 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

There is currently minimal trading volume for our securities. During the period from October 1 through December 30, 2005, the only period in fiscal year 2005 and 2006 for which common stock quotations are available due to lack of trading volume, our common stock traded at a high of $0.06 and a low of $0.05 per share. The following table sets forth certain information with respect to the high and low market prices of our common stock for the periods indicated in the year ending December 31, 2007. These quotations, as provided by the OTC Bulletin Board, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction prices between dealers.

Year	Quarter	High	Low
2007	Fourth	$1.55	$0.24
	Third	2.10	1.50
	Second	2.00	1.45
	First	2.60	1.37

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans not approved by security holders
2004 Stock Option Plan	5,406,743	$0.14	- 0-
2007 Omnibus Stock and Incentive Plan	2,350,000	$0.25	6,553,410

2004 Stock Option Plan

Our Board of Directors voted unanimously to cause the Company to assume all stock options under the 2004 Stock Plan of InterMetro Delaware (the “2004 Plan”), which were issued and outstanding immediately prior to the closing of the Business Combination, which closed on or about December 29, 2006. All InterMetro Delaware stock options were converted into options to purchase shares of our common stock as of December 29, 2006. Upon the shareholders ratification of the 2004 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission declared effective May 10, 2007, we froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares. The number of outstanding stock options and the exercise prices were adjusted in the same proportion as the exchange ratio for the outstanding common stock in the Business Combination. The exercise periods and other terms and conditions remained the same. Accordingly, as of December 31, 2007, we had stock options to purchase approximately 5,406,742 shares of our common stock outstanding under the 2004 plan of which approximately 4,528,724 vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and approximately 878,018 of which as follows: 50% on the date of grant and 50% at one year after the date of grant. The exchanged stock options are exercisable for a period of ten years from the date of initial grant by InterMetro at exercise prices ranging from $0.0406 to $0.9738.

For the fiscal year ended December 31, 2006, InterMetro Delaware issued stock options to purchase 86,765 shares of common stock under the 2004 Plan at an average exercise price of $5.37 per share (exchangeable for stock options to purchase 908,826 shares of our common stock at an average exercise price of $0.513) to employees and directors. For the fiscal year ended December 31, 2007, InterMetro issued no stock options under the 2004 plan and 308,077 options that had previously been issued were forfeited as a consequence of an employee departure. As of December 31, 2007 none of the Company’s outstanding stock options have been exercised.

Omnibus Stock and Incentive Plan

Effective January 19, 2007, our Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. Our shareholders ratified the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission which was declared effective on May 10, 2007. The 2007 Plan allows any of the following types of awards, to be granted alone or in tandem with other awards: (1) Stock options which may be either incentive stock options (“ISOs”), which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options (“NSOs”), which are not intended to meet those requirements; (2) restricted stock which is common stock that is subject to restrictions, including a prohibition against transfer and a substantial risk of forfeiture, until the end of a “restricted period” during which the grantee must satisfy certain vesting conditions; (3) restricted stock units which entitle the grantee to receive common stock, or cash (or other property) based on the value of common stock, after a “restricted period” during which the grantee must satisfy certain vesting conditions or the restricted stock unit is forfeited; (4) stock appreciation rights which entitle the grantee to receive, with respect to a specified number of shares of common stock, any increase in the value of the shares from the date the award is granted to the date the right is exercised; and (5) other types of equity-based compensation which may include shares of common stock granted upon the achievement of performance objectives.

The 2007 Plan will be administered by the Compensation Committee once this committee is formed, which will at all times be composed of two or more members of the Board of Directors who are not our employees or consultants. Any employee or director of, or consultant for, us or any of our subsidiaries or other affiliates will be eligible to receive awards under the 2007 Plan. We have reserved 8,903,410 shares of common stock for awards under the 2007 Plan. In addition, on each anniversary of the 2007 Plan’s effective date on or before the fifth anniversary of the effective date, the aggregate number of shares of our common stock available for issuance under the 2007 Plan will be increased by the lesser of (a) 5% of the total number of shares of our common stock outstanding as of the December 31 immediately preceding the anniversary, (b) 4,713,570 shares, or (c) a lesser number of shares of our common stock that our board, in its sole discretion, determines. In general, shares reserved for awards that lapse or are canceled will be added back to the pool of shares available for awards under the 2007 Plan.

Awards under the 2007 Plan are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the Compensation Committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance objectives, or a combination of both. The Compensation Committee also will have authority to provide for accelerated vesting upon occurrence of an event such as a change in control. The 2007 Plan specifically prohibits the Compensation Committee from repricing any stock options or stock appreciation rights. In general, awards under the 2007 Plan may not be assigned or transferred except by will or the laws of descent and distribution. However, the Compensation Committee may allow the transfer of NSOs to members of a 2007 Plan participant’s immediate family or to a trust, partnership, or corporation in which the parties in interest are limited to the participant and members of the participant’s immediate family.

The Board of Directors or the Compensation Committee may amend, alter, suspend, or terminate the 2007 Plan at any time. If necessary to comply with any applicable law (including stock exchange rules), we will first obtain stockholder approval. Amendments, alterations, suspensions, and termination of the 2007 Plan generally may not impair a participant’s (or a beneficiary’s) rights under an outstanding award. However, rights may be impaired if necessary to comply with an applicable law or accounting principles (including a change in the law or accounting principles) pursuant to a written agreement with the participant. Unless it is terminated sooner, the 2007 Plan will terminate upon the earlier of June 23, 2016 or the date all shares available for issuance under the 2007 Plan have been issued and vested.

For the fiscal year ended December 31, 2007, InterMetro issued 2,350,000 shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees. As of December 31, 2007, none of the Company’s outstanding stock options issued pursuant to the 2007 Plan have been exercised.

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

Background

InterMetro Communications, Inc. (hereinafter, “we,” “us,”  “InterMetro” or the “Company”) is a Nevada corporation which through its wholly owned subsidiary, InterMetro Communications, Inc. (Delaware) (hereinafter, “InterMetro Delaware”), is engaged in the business of providing voice over Internet Protocol (“VoIP”) communications services. On December 29, 2006, InterMetro, a public “shell” company, completed a business combination with InterMetro Delaware whereby InterMetro Delaware became our wholly-owned subsidiary. For financial reporting purposes, InterMetro Delaware was considered the accounting acquirer in the business combination. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations prior to December 29, 2006 below are those of InterMetro Delaware and do not include the Company’s historical financial results. All costs associated with the business combination were expensed as incurred.

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

For the quarter ended September 30, 2005, which was the last quarter prior to the initiation of our SS-7 network expansion, we had gross margin of approximately 30.0%. As part of the network expansion which began in December 2005, we began purchasing additional network capacity on a fixed-cost and monthly recurring basis. These costs, along with other expenses related to the expansion, such as certain nonrecurring costs for installing these services, are included in our total network expenses for the year ended December 31, 2006. However, we did not begin selling services utilizing the network expansion until the quarter ended June 30, 2006. The increase in network costs without a corresponding increase in revenues was a significant factor in reducing our gross margin to (8.9)% for the year ended December 31, 2006. Correspondingly, an increase in the average utilization of our expanded network during the year ended December 31, 2007 contributed to an improvement of gross margin to (3.4)% for the year ended December 31, 2007 and positive gross margin of 7.4% for the quarter ended December 31, 2007. While we expect to continue to add to capacity, as of December 31, 2007, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure. We believe that increasing voice minutes utilizing our network expansion will ultimately generate gross margins approximating those generated prior to the network expansion. A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

We currently estimate that this expansion will allow us to provide approximately 10.2 billion minutes of additional voice services per year on our VoIP infrastructure, based on 60% utilization of the equipment we have connected via dedicated circuits to switches operated by local exchange carriers.

Overview

History . InterMetro Delaware was founded as a California corporation in July 2003 and began generating revenue in March 2004. Since that time, we have increased our revenue to approximately $22.7 million for the year ended December 31, 2007 which includes approximately $7.8 million of revenue from our March 2006 acquisition.

We increased our employee base from 14 employees at December 31, 2003 to 41 employees as of December 31, 2007. We expect our headcount to continue to grow as our business expands. Our corporate headquarters is located in Simi Valley, California. We lease collocation space for our VoIP equipment in carrier-class telecommunications facilities in metropolitan markets throughout the U.S. and expect to add additional collocation facilities as we expand our VoIP network.

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

Our Business Model

Historically, we have been successful in implementing our business plan through the expansion of our VoIP infrastructure. Since our inception, we have grown our customer base, including the customers from our recent acquisition, to include over 200 customers, including several large publicly-traded telecommunications companies and retail distribution partners. In connection with the addition of customers and the provision of related voice services, we have expanded our national VoIP infrastructure.

In 2006, we also began to dedicate significant resources to acquisition growth, completing our first acquisition in March 2006. We acquired ATI to add minutes to our network and to access new sales channels and customers. We plan to grow our business through direct sales activities and potentially through acquisitions.

Revenue . We generate revenue primarily from the sale of voice minutes that are transported across our VoIP infrastructure. In addition, ATI, as a reseller, generates revenues from the sale of voice minutes that are currently transported across other telecom service providers’ networks. However, we have migrated some of these revenues on to our VoIP infrastructure, and intend to migrate a significant portion of ATI’s revenues in the future. We negotiate rates per minute with our carrier customers on a case-by-case basis. The voice minutes that we sell through our retail distribution partners are typically priced at per minute rates, are packaged as calling cards and are competitive with traditional calling cards and prepaid services. Our carrier customer services agreements and our retail distribution partner agreements are typically one year in length with automatic renewals. We generally bill our customers on a weekly or monthly basis with either a prepaid balance required at the beginning of the week or month of service delivery or with net terms determined by the customers’ creditworthiness. Factors that affect our ability to increase revenue include:

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

During the first nine months of 2006, we added a significant amount of capacity, measured by the number of simultaneous phone calls our VoIP infrastructure can connect in a geographic market, by connecting directly to local phone companies through SS-7 based interconnections purchased on a monthly recurring fixed cost basis. As we expand our network capacity and expand our network to new geographic markets, SS-7 based interconnection capacity will be the primary component of our fixed network costs. Until we are able to increase revenues based on our SS-7 services, these fixed costs significantly reduce the gross profit earned on our revenue.

•	Competitive local exchange carrier costs.

The interconnections between our VoIP infrastructure and our customers’ end users, as well as our retail customers, have historically been purchased on a monthly recurring fixed cost basis from competitive local exchange carriers, or CLECs. Historically, CLEC interconnections had been our largest component of fixed network costs. During 2006, we transitioned our business by replacing most of our CLEC interconnections with SS-7 based interconnections. However, until the quarter ended September 30, 2006, we maintained a portion of these services to provide a transition for existing customers who purchase our SS-7 services. Having both the CLEC and SS-7 services running simultaneously significantly increased our network costs as a percentage of revenue and correspondingly decreased our gross margin during the year ended December 31, 2006.

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

The SS-7 based interconnection services we began purchasing during the first quarter of 2006, and those we intend to purchase for the provision of a majority of our future services, include a usage based, per minute cost component. The rates per minute for this usage based component are significantly lower than the per minute rates for off-net services. The usage based costs for SS-7 services are expected to be the largest cost component of our network as we grow revenue utilizing SS-7 technology.

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

 Results of Operations

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Year Ended December 31,
	2007	2006	2005

Net revenues	100%	100%	100%
Network costs	103	109	70
Gross profit	(3)	(9)	30
Operating expenses:
Sales and marketing	9	10	6
General and administrative	35	41	28
Total operating expenses	44	51	34

Operating loss	(47)	(60)	(4)

Interest expense	2	9	7
Loss on liability of options and warrants	25	—	—
Loss before provision for income tax	(74)	(69)	(11)
Provision for income taxes	(-)	(-)	(-)
Net loss	(74)%	(69)%	(11)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

 Net Revenues. Net revenues increased $2.6 million, or 12.9%, to $22.7 million for the year ended December 31, 2007 from $20.1 million for the year ended December 31, 2006. One component of the increase in net revenues was the addition of customers acquired through the ATI acquisition. The acquisition occurred in March 2006 (see Note 2 to the Consolidated Financial Statements) and, consequently, the addition of the ATI customers was a factor in the increase in net revenues for the first three months of the year ended December 31, 2007. On this basis, the addition of the ATI customers represented approximately a $2.1 million increase in net revenues. Without the increase attributable to the ATI acquisition, revenues would have increased by approximately $500,000, or 2.5%, from $20.1 million for the year ended December 31, 2006 to $20.6 million for the year ended December 31, 2007. We have been acquiring new customers and increasing revenues to existing customers which contributed approximately $1.2 million and $3.2 million, respectively, to our revenue increase in the year ended December 31, 2007. These increases were offset, however, by a $1.4 million reduction in revenues attributable to the loss of two customers, one due to an acquisition and a $2.6 million reduction in revenues from two existing customers.

Network Costs. Network costs increased $1.6 million, or 7.1%, to $23.5 million for the year ended December 31, 2007 from $21.9 million for the year ended December 31, 2006. The increase in cost is primarily related to both increased usage based cost and a full year of fixed costs in our SS-7 technology based network. These costs were offset by an approximate $1.9 million reduction in the use of competitive local exchange companies replaced by SS-7 technology and an approximate $1.2 million reduction in costs for from off-net vendors, primarily related to improved per minute pricing.

Gross margin increased to (3.4)% for the year ended December 31, 2007 from (8.9)% for the year ended December 31, 2006. We expect gross margin to continue to improve as we more fully utilize capacity in our SS-7 technology based network.  The SS-7 based interconnection services we began purchasing during the first quarter of 2006, and those we intend to purchase for the provision of a majority of our future services, include a usage based, per minute cost component. The rates per minute for this usage based component are significantly lower than the per minute rates for off-net services. The usage based costs for SS-7 services are expected to be the largest cost component of our network as we grow revenue utilizing SS-7 technology. In addition, the costs related to building out and maintaining a robust telecommunications infrastructure have contributed to negative gross margins and we are also beginning to see the positive results of increasing voice minutes on our gross margin.

Depreciation expense included within network costs was $975,000 (4.3% of net revenues) for the year ended December 31, 2007 as compared to $734,000 (3.7% of net revenues) for the year ended December 31,2006.

Sales and Marketing. Sales and marketing expenses decreased $20,000, or 1.0%, and was approximately $2.1 million for the years ended December 31, 2007 and 2006. Sales and marketing expenses as a percentage of net revenues were 9.1% and 10.4% for the years ended December 31, 2007 and 2006, respectively. The decrease in sales and marketing expenses for the year ended December 31, 2007 includes decreases in expenditures for advertising, consulting and outsourced customer services, promotions and trade shows partially offset by increased salaries and wages for additional sales staff and by approximately $211,000 of sales and marketing expenses added through the acquisition of ATI, primarily for commissions paid to outside sales agents, which is ATI’s primary selling cost.

General and Administrative. General and administrative expenses decreased $262,000, or 3.2%, to $8.0 million for the year ended December 31, 2007 from $8.3 million for the year ended December 31, 2006. General and administrative expenses as a percentage of net revenues were 35.2% and 41.0% for the years ended December 31, 2007 and 2006, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $1.5 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively. In addition, the prior fiscal year ended December 31, 2006 included non-recurring costs related to the Company’s withdrawn IPO of $2.2 million. Without this decrease in stock based charges in the current fiscal year and adjusting for the non-recurring IPO cost, general and administrative expenses would have increased approximately $2.2 million in the current year ended December 31, 2007.The increase in general and administrative expenses on this basis for year ended December 31, 2007 is primarily attributable to the costs related to operating as a publicly traded company which include increased professional services expenses, increased insurance costs and increased payroll from higher headcount. Professional services expenses, insurance costs and payroll related expenses increased by approximately $1.4 million, $286,000 and $443,000, respectively, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. In addition, there was an increase in general and administrative expense relate to the acquisition of ATI of approximately $176,000.

  Option and Warrant Liability. In the year ended December 31, 2007, we incurred a loss on option and warrant liability of $5.6 million. This loss represents the change in estimated value of our liability for options granted under our 2004 Plan that are exercisable but for which we did not have adequate unissued authorized common stock. The value of this estimated liability was $5.4 million and $11.0 million at December 31, 2006 and March 31, 2007, respectively. This liability was created on December 29, 2006 as a result of the business combination between InterMetro and Lucy’s Cafe and therefore had no effect on the year ended December 31, 2006. Pursuant to the Company’s May 2007 filing and subsequent effectiveness of the definitive Schedule 14C Information Statement and the increase in authorized shares of common stock to 150,000,000 as described in Note 8 to the Consolidated Financial Statements, there is no remaining liability for these options at December 31, 2007.

Interest Expense, net. Interest expense, net decreased $1.3 million, or 74.3%, to $459,000 for the year ended December 31, 2007 from $1.8 million for the year ended December 31, 2006. The decrease in interest expense is primarily attributable to the retirement of most of the Company’s long-term liabilities and to a one-time reversal of estimated interest expense from prior periods in the amount of $90,000.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenues. Net revenues increased $9.5 million, or 90.1%, to $20.1 million for the year ended December 31, 2006 from $10.6 million for the year ended December 31, 2005. The increase in net revenues was primarily attributable to growth in net revenues from carrier customers. Approximately $10.3 million, or 51.3%, of our 2006 revenues came from new customers including new customers added through our direct sales force, customers acquired through the ATI acquisition and the ramp up of revenues generated through retail calling card sales, which represented $1.3 million, $7.0 million and $2.0 million of the increase, respectively. New customer revenue growth was offset by a decrease in customer revenues from customers acquired prior to January 1, 2006 of $(787,000), which included a decrease of $(1.8) million from the loss of three customers that encountered financial difficulties while all other existing customer revenues increased by $1.0 million, primarily from increased usage of SS-7 network technology. Revenues for the year ended December 31, 2006 were negatively impacted by one time credits and marketing discounts given in the quarter ended December 31, 2006 of $(239,000) related to the ramp up of revenue on SS-7 technology. The SS-7 technology was deployed in 2006, so there was no impact from these items for the year ended December 31, 2005.

Network Costs. Network costs increased $14.5 million, or 197.8%, to $21.9 million for the year ended December 31, 2006 from $7.4 million for the year ended December 31, 2005, primarily due to network expansion related to the addition of SS-7 technology, off-net costs incurred for the customers acquired through the ATI acquisition, increased network traffic sent to international destinations and increased use of third party networks to terminate calls, which increased network costs by $4.5 million, $6.0 million, $1.2 million and $1.2 million, respectively. The increase in network costs from SS-7 technology included approximately $1.9 million for monthly fixed cost network components and $2.6 million for per minute and per call variable costs paid to local exchange carriers. The increase in international and third party domestic network costs was due in part to increased revenue from retail calling card services.

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

Gross margin decreased to (8.9)% for the year ended December 31, 2006 from 30.5% for the year ended December 31, 2005. This decrease in gross margin was attributable to the deployment of SS-7 based technology in the network which was significantly underutilized during 2006, payments during 2006 for unutilized competitive local carrier network facilities that were purchased under committed term agreements, substantially all of which have been eliminated by year end, and increased off-net based revenue primarily from the acquisition of ATI which had a 14.7% gross margin for the year ended December 31, 2006.

Depreciation expense included within network costs for year ended December 31, 2006 was $734,000 (3.7% of net revenues) as compared to $558,000 (5.3% of net revenues) for the year ended December 31, 2005.

Sales and Marketing. Sales and marketing expenses increased $1.4 million, or 213.4%, to $2.1 million for the year ended December 31, 2006 from $668,000 for the year ended December 31, 2005. Sales and marketing expenses as a percentage of net revenues were 10.4% and 6.3% for the years ended December 31, 2006 and 2005, respectively. The increase in sales and marketing expenses for the year ended December 31, 2006 principally related to $726,000 of sales and marketing expenses added through the acquisition of ATI, primarily for commissions paid to outside sales agents, which is ATI’s primary selling cost. Additionally, sales and marketing expenses increased due to increased retail calling card revenue, increased usage of print advertising and increased presence at industry trade shows, which increased sales and marketing expenses by $283,000, $97,000 and $77,000, respectively. Sales and marketing expenses included stock-based charges related to warrants and stock options of $97,000 for the year ended December 31, 2006.

General and Administrative. General and administrative expenses increased $5.3 million, or 175.0% to $8.3 million for the year ended December 31, 2006 from $3.0 million for the year ended December 31, 2005. General and administrative expenses as a percentage of net revenues were 41.0% and 28.4% for the years ended December 31, 2006 and 2005, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $1.7 million and $443,000 for the years ended December 31, 2006 and 2005, respectively, and included $2.2 million for the one-time write off of expenses related to InterMetro’s initial public offering, which was withdrawn prior to the Business Combination with Lucy’s Cafe, for the year ended December 31, 2006. General and administrative expenses before stock-based charges and initial public offering expenses increased $1.8 million, or 69.0%, to $4.3 million for the year ended December 31, 2006 from $2.6 million for the year ended December 31, 2005. General and administrative expenses before stock-based charges and initial public offering expenses as a percent of net revenues were 21.5% and 24.2% for the years ended December 31, 2006 and 2007, respectively. The increase in general and administrative expenses before stock-based charges and initial public offering expenses for the year ended December 31, 2006 principally related to increased legal expenses, increased payroll from higher headcount, increased general and administrative expenses from the acquisition of ATI, primarily payroll, and a one-time bad debt charge in the second quarter for a former ATI customer, which accounted for $159,000, $556,000, $572,000 and $125,000 of the increase, respectively.

Interest Expense, net . Interest expense, net increased $1.1 million, or 168.5%, to $1.8 million for the year ended December 31, 2006 from $665,000 for the year ended December 31, 2005. Approximately $906,000 of the increase in interest expense was attributable to stock-based charges for the amortization of debt discount and the issuance of warrants in connection with our January 2006 Series A Notes financing and the issuance of warrants in connection with our December 2006 credit facility financing. Interest expense for the year ended December 31, 2006 also included interest related to equipment financing agreements and leases, interest and fees for bridge notes, and interest related to our Series A Notes of $195,000, $221,000 and $317,000, respectively. The Series A Notes were exchanged for shares of common stock in December 2006 and all outstanding principal, interest on fees payable on the December 2006 credit facility were repaid in January 2007.

Liquidity and Capital Resources

At December 31, 2007 we had $277,000 in cash as compared to $151,000 in cash at December 31, 2006.

The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $12.0 million at December 31, 2007 as compared to negative $8.6 million at December 31, 2006. Included in current liabilities at December 31, 2007 was $1.1 million due under strategic equipment agreements used to finance equipment purchases. The Company has agreements with vendors that allow for significantly longer terms than the terms for payment offered to the majority of its customers. This difference in payment terms has been a significant factor in the Company reporting negative working capital as part of its ongoing operations, and the Company expects this difference to continue.

Significant changes in cash flows for December 31, 2007 as compared to December 31, 2006:

Net cash used in operating activities was $9.3 million for the year ended December 31, 2007 as compared to net cash used in operating activities of $3.4 million for the year ended December 31, 2006. The more significant changes that increased the use of cash from operating activities were our net loss for the year ended December 31, 2007 of approximately $16.9 million and a $2.3 million reduction in accrued expenses principally related to payments made to our professional service providers for costs primarily attributable to our initial public offering which was subsequently withdrawn in December 2006. Partially offsetting these uses of funds was the add-back of a $5.6 million non-cash loss on options and warrants as well as non-cash expense for stock based compensation of $1.6 million and depreciation of $1.0 million.

Net cash used in investing activities for the year ended December 31, 2007 was $77,000 attributable to the purchase of network-related equipment as compared to $21,000 for the year ended December 31, 2006 which included $51,000 of fixed asset purchases partially offset by a decrease in restricted cash of $30,000.

Net cash provided by financing activities for the year ended December 31, 2007 was $9.5 million as compared to cash provided by financing activities of $3.0 million for the year ended December 31, 2006. Net cash provided for the year ended December 31, 2007 included the receipt of approximately $10.2 million in gross proceeds from our sale of common stock in December 2006 (proceeds were held in escrow at December  31, 2006) and $600,000 in proceeds from bridge financing during the fourth quarter of fiscal 2007. These inflows were partially offset by the repayment of our related party credit facilities of $1.1 million, repayment of amount due to a related party of $195,000 and principal payments of capital lease obligations of $205,000. The most significant components of net cash provided by financing activities for the year ended December 31, 2006 were $1.1 million proceeds from related party credit facility, approximately $1.5 million from the issuance of Series A convertible notes and Series B preferred stock and $459,000 of cash acquired in the ATI acquisition.

Significant changes in cash flows for December 31, 2006 as compared to December 31, 2005 are as follows:

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

The Company has incurred net losses of $16.9 million and $13.9 million and negative cash flow from operations of $9.3 million and $3.4 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company has a working capital deficit of $12.0 million. The Company plans to use its current cash balance and capital raised from outside sources to fund future operating losses until the Company has grown revenues so that cash flows from operating activities are sufficient to sustain operations without the need for outside capital. Also, the Company will need additional cash from outside financing sources to continue operations and achieve its growth strategies, including cash for use in the completion of potential acquisitions.

In November and December 2007, the Company received $600,000 and in January through March 2008, the Company received an additional $770,000 pursuant to the sale of secured notes with individual investors for general working capital. The terms of the secured notes are 18 months maturity with an interest rate of 10% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million. Such additional financing is necessary in order to fund ongoing operations until such time as the Company can achieve positive cash flow from operations. The Company is in the process of securing this required additional financing, however, there can be no assurance that we will be successful in completing the financing required to fund our ongoing operations or that we will continue to expand our revenue base to the extent required to achieve positive cash-flows from operations in the future, which raises substantial doubt about our ability to continue as a going concern.

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

Credit Facilities

In February 2005, we executed an agreement with a commercial bank for a $30,000 revolving credit facility to be used for general working capital. Interest on the outstanding balance accrued at an annual rate of 2.5% above the bank’s prime rate. We were required to maintain a $30,000 balance in an account with the bank (in which the bank has a security interest) as collateral for this loan. We were also required to pay the bank on a monthly basis an unused line fee on the unused portion of this line at an annual rate of 0.625%. This credit facility was repaid in full in September 2006.

In August 2006, we entered into unsecured credit facilities of an aggregate of $525,000, with certain of our directors and officers, for general working capital. The facilities had one-year maturities and accrued interest on outstanding principal at 10% per annum compounded monthly. Principal and accrued interest were payable on August 31, 2007. We were also required to pay an origination fee of 7.25% of the maximum principal amount outstanding (during the term) on August 31, 2007 (or at the time of prepayment) and lender legal fees and other expenses of $9,500, or less, for each credit facility. Prepayment of the credit facilities required payment of interest that would have accrued through maturity, discounted by 15%, in addition to principal and accrued interest. In August and October 2006, we took advances of $450,000 and $75,000 under these facilities, respectively, and in January 2007 we repaid all of these facilities and all accrued fees and interest.

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

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123(R), “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” All transactions involving goods or services as the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily measured. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

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

When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, an estimate is made of the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows if not. To date, we have not had an impairment of long-lived assets and are not aware of the existence of any indicators of impairment.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at December 31, 2007 and 2006. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of December 31, 2007 and 2006, our net operating loss carryforwards for federal tax purposes were approximately $14.0 and $7.2 million, respectively. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. This Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Subject to applicable limitations, net operating losses subject to a Section 382 limitation are not lost if they are not utilized in a particular year. Section 382 provides that all unused net operating losses can be carried forward and aggregated with the following year’s available net operating loss.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of December 31, 2007, there is approximately $2.5 million of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on our financial position or results of operations.

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

The following table reflects a summary of our contractual obligations at December 31, 2007:

	Payments Due by Period (In Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Capital lease obligations	$276	$170	$106	—	—
Operating lease obligations	326	260	66	—	—
Total	$602	$430	$172	—	—

Off-Balance Sheet Arrangements

We currently do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, foreign currency forward contracts or any other off-balance sheet arrangements.

Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Currency Market Risks . We currently do not have significant exposure to foreign currency exchange rates as all of our sales are denominated in U.S. dollars.

Interest Rate Market Risk . Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, deposits, other current assets, trade accounts payable, accrued expenses, deferred revenue and customer deposits, and current portion of long-term capital lease obligations approximate fair value because of the short period of time to maturity. At December 31, 2007, the carrying value of the capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Recent Accounting Pronouncements

For a discussion of the impact of recently issued accounting pronouncements, see the subsection entitled "Recent Accounting Pronouncements" contained in Note 1 of the Notes to Consolidated Financial Statements under "Item 8. Financial Statements and Supplementary Data."

Item 7. Financial Statements of InterMetro Communications, Inc.

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

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based upon their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:
•
While we have implemented control procedures for reviewing all material financial reporting items and test these control processes, certain of our control procedures are not sufficient to prevent the risk that a potential material misstatement of the financial statements would occur without being prevented or detected, specifically with regards to dispute reserves for accounts payable, accruals for third party charges and certain equity accounts. In each case, the Company does not have adequate staffing to ensure that the monitoring processes mitigate risks that external information used is correct and, in the case of equity accounts, that the Company has personnel with adequate understanding of the applicability of accounting principles.

•
We have not maintained sufficient evidence to support that certain of our internal controls over financial reporting activities were performed on a timely basis, specifically related to confirmation testing of disputes of information received from our vendors, variance analysis, accounts receivable analyses and equity accounts.

•
Due to the small size of our Company, we have not adequately divided, or compensated for, functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected with regards to certain of our equity accounts. Specifically, with regards to equity awards, at times information used in our financial reporting is not able to be given to additional competent staff to mitigate the risk of erroneous or inappropriate actions.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by (“COSO”).

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:
•	We plan to improve our monitoring processes and add additional staff resources to monitor our dispute reserves, accruals for third party charges and equity reporting activities.

•
We intend on developing specific policies and procedures around the nature and retention of evidence of the operation of controls. For example, where other forms of sign-off and evidence of timeliness do not exist, reviews will be evidenced via sign-off (including signature and date).

•	We are considering re-assigning roles and responsibilities in order to improve segregations of duties with regards to control activities for our equity accounts.

We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment, testing and evaluation process.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of Exchange Act

The following table lists our executive officers and directors as of December 31, 2007:

Name	Age	Position

Charles Rice	44	President, Chief Executive Officer and Chairman of the Board

Jon deOng	34	Chief Technology Officer, Director

Vincent Arena	38	Chief Financial Officer, Director

Joshua Touber(1)	45	Director

Robert Grden(1)	44	Director

Douglas Benson(1)	75	Director

(1) Member of the Audit Committee

Charles Rice has served as a Director and as our Chief Executive Officer and President since December 29, 2006. Mr. Rice is the founder of InterMetro Delaware and has served as the Chairman, Chief Executive Officer and President since its inception in July 2003. Under Mr. Rice’s leadership, InterMetro Delaware was ranked 46th in Entrepreneur magazine’s June 2006 Hot 100 Fastest Growing Businesses in America. From 1999 to 2003, Mr. Rice was Chairman, Chief Executive Officer, and President of CNM Network, Inc., or CNM, a national VoIP carrier. Mr. Rice joined CNM in 1997 and became a member of its board of directors in 1998. From 1998 to 1999, Mr. Rice served as CNM’s Vice President and Chief Operating Officer. Prior to CNM, Mr. Rice spent over 15 years in executive positions. Mr. Rice attended California State University of Northridge.

Jon deOng has served as our Chief Technology Officer since December 29, 2006 and as a Director since January 19, 2007. Mr. deOng has served as InterMetro Delaware’s Chief Technology Officer and a director since its inception in July 2003. Prior to joining InterMetro Delaware, Mr. deOng served as the Chief Technology Officer for CNM from 1999 to 2003 and served as a member of CNM’s board of directors from 1999 to 2003. From 1998 to 1999, Mr. deOng served as Vice President of Technology at CNM. Prior to CNM, Mr. deOng was responsible for managing the development and deployment of Netcom On-line Communication Services, Inc.’s Business Center, the core infrastructure systems of Netcom’s web hosting service, later acquired by ICG Communications, Inc. Mr. deOng attended the University of Texas.

Vincent Arena has served as our Chief Financial Officer since December 29, 2006 and as a Director since January 19, 2007. Mr. Arena has served as InterMetro Delaware’s Chief Financial Officer since its inception in July 2003 and as a member of InterMetro Delaware’s board of directors since December 2003. Prior to joining InterMetro Delaware, Mr. Arena was the Chief Financial Officer for CNM from February 2001 to June 2003. From 1997 to 2001, Mr. Arena held various investment banking positions at Jefferies & Company, Inc., most recently serving as a Vice President in the Telecommunications Group. Mr. Arena holds a Bachelor of Arts degree and a Bachelor of Science degree from Boston University and a Masters degree in Business Administration from the Wharton School at the University of Pennsylvania.

Joshua Touber has served as a director since January 19, 2007. Mr. Touber has served as a director of InterMetro Delaware since March 2004. Mr. Touber is currently President of Touber Media, LLC, a media consulting firm. From 1998 to 2003, Mr. Touber was the Chief Operating Officer of Ascent Media Creative Services Group, a subsidiary of Liberty Media Group. In 1995, Mr. Touber founded Virtuosity, a telecommunication services provider that developed the “virtual assistant” product category under the “Wildfire” brand name and has served as its President since its inception.

Robert Grden has served as a director since January 19, 2007. Mr. Grden has served as a director of InterMetro Delaware since August 2004. Mr. Grden is currently the Deputy County Treasurer for the Wayne County Michigan Treasurer’s office, a position he has held since 1991. Prior to that, he was a management consultant with Ernst & Young LLP serving clients in a variety of industries. Mr. Grden is also the current Chairman of, and has served the last seven years on, the Board of Trustees of the Wayne County Retirement Commission where he oversees certain employee compensation and benefit plans.

Douglas Benson has served as a director since January 19, 2007. Dr. Benson has served as a director of InterMetro Delaware since May 2006. Dr. Benson is currently the Chief Executive Officer of the Edwin S. Johnston Company, a real estate investment and development company, a position he has held for the past 20 years. Dr. Benson was a founder and majority shareholder of Heritage Bank, a commercial bank in Michigan. Dr. Benson served on the board of directors of Andrews University for over 10 years. Dr. Benson holds a Bachelor of Arts degree from Andrews University and a Doctor of Medicine from Loma Linda University.

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

We have separate indemnification agreements with our directors and officers, in addition to the indemnification provided for in our Bylaws. These agreements, among other things, provide that we will indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of such person’s services as one of our directors or officers, or rendering services at our request, to any of our subsidiaries or any other company or enterprise. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

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

Executive Officers, Directors and Committees

Executive Officers

Our executive officers are appointed by and serve at the discretion of our Board of Directors. We have employment agreements with our executive officers, which are discussed below under the heading “Executive Compensation - Employment Agreements.”

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

The Board of Directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms. The members of the classes are divided as follows:

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

Our Amended and Restated Bylaws provide that the number of persons constituting our Board of Directors may be fixed from time to time, but only by a resolution adopted by a majority of our Board of Directors and provided that such number cannot be less than three nor more than eleven. Vacancies on the Board of Directors and newly created directorships resulting from any increase in the authorized number of directors will be filled by a majority vote of the directors then in office, even if less than a quorum, or by the sole remaining director. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third (1/3) of the total number of directors. This classification of the Board of Directors may have the effect of delaying or preventing changes in the control of or management of the Company. Our directors may be removed only for cause by the affirmative vote of holders of at least 66 2/3% of our then outstanding capital stock voting together as a single class.

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

•
administering and discussing with management and our independent auditors our code of ethics; and reviewing and approving all related-party transactions in accordance with applicable listing exchange rules.

Report of the Audit Committee

Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2007 with senior management. The Audit Committee has also discussed with MHM, our independent auditors, the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from MHM required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with MHM the independence of MHM as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to the Company is compatible with the auditors’ independence for both MHM and HBM, the Company’s Audit Committee has recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for filing with the United States Securities and Exchange Commission. Our Audit Committee did not submit a formal report regarding its findings.

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

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. The text of the Code of Conduct has been posted on InterMetro’s Internet website and can be viewed at http://www.intermetro.net/conduct.htm . Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2007 have been complied with on a timely basis.

Item 10. Executive Compensation

Executive Officer Compensation

The following table summarizes compensation paid or accrued by the Company for the years ended December 31, 2006 and 2007 for services rendered in all capacities, by our chief executive officer and the other most highly compensated executive officers during the fiscal years ended December 31, 2006 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Charles Rice	2007	$268,295	0	0	0	0	$21,727	$290,022
Chief Executive Officer and President	2006	269,943	0	0	0	0	20,316	290,259

Jon deOng	2007	$225,612	0	0	0	0	$17,775	$243,387
Chief Technology Officer	2006	226,997	0	0	0	0	17,316	244,313

Vincent Arena	2007	$222,581	0	0	0	0	$13,515	$236,096
Chief Financial Officer	2006	205,350	0	0	0	0	13,290	218,640

(1)	Amounts primarily represent medical insurance premiums and reimbursements for automobile and electronic communication device expenses.

Employment Agreements

Effective on or about January 1, 2007, we assumed from InterMetro Delaware certain employment agreements with our Chief Executive Officer, Charles Rice, Chief Technical Officer, Jon deOng, and Chief Financial Officer, Vincent Arena. Each of the agreements was originally entered into as of January 1, 2004 and has a term ending on December 31, 2009, with automatic one-year extensions unless either we or the executive provides notice of intention not to renew the agreement at least 60 days prior to the end of its term.

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

Pursuant to the employment agreements, Mr. Rice, Mr. deOng, and Mr. Arena were each granted, on January 2, 2004, options to purchase 308,080 shares of our common stock, as adjusted for the Business Combination. The options for Mr. Rice have an exercise price of $0.0446 per share and the options for Messrs. deOng and Arena have an exercise price of $0.0406. Mr. deOng and Mr. Arena’s options have an exercise period of ten years from the date of grant and Mr. Rice’s options have an exercise period of five years from the date of grant. The options were 20% vested upon grant, and 1/16 of the unvested options vest each calendar year quarter from the grant date.

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

Outstanding Equity Awards

The following table sets forth information for each of our executive officers regarding the number of shares subject to exercisable and unexercisable stock options to purchase shares of our common stock at the fiscal year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date

Charles Rice	308,080	- 0 -	$0.0446	1/2/09
Chairman, Chief Executive Officer, and President

Jon deOng	308,080	- 0 -	$0.0406	1/2/14
Chief Technology Officer

Vincent Arena	308,080	- 0 -	$0.0406	1/2/14
Chief Financial Officer

(1)	Stock options were granted under our 2004 Stock Plan and vested 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options were vested.

Director Compensation

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

The following table summarizes the compensation paid or accrued by InterMetro for the year ended December 31, 2007 to InterMetro’s directors.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Joshua Touber, Director	$6,000	0	0	0	0	$5,085	$11,085
Robert Grden, Director	$10,000	0	0	0	0	0	$10,000
Douglas Benson, Director	$4,000	0	0	0	0	0	$4,000

(1) Amount included in this Form 10-KSB primarily represents medical insurance premiums.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of December 31, 2007 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 59,575,194 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o InterMetro Communications, Inc., 2685 Park Center Drive, Building A, Simi Valley, California 93065. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Ownership

Charles Rice	37,315,132	(2)	56.1%
Chairman, President,
Chief Executive Officer and Secretary
Vincent Arena	2,507,111	(3)	4.2%
Chief Financial Officer
Jon deOng	2,714,915	(4)	4.5%
Chief Technology Officer
Joshua Touber	1,105,411	(5)	1.8%
Director
Robert Grden	184,848	(6)	*
Director
Douglas Benson	4,013,091	(7)	6.7%
Director
Directors and executive officers as a group (6 persons)	42,618,482		63.1%
David Marshall	6,317,767	(8)	10.4%
9229 Sunset Boulevard
Suite 505
Los Angeles, CA 90069
Mitchell Pindus	3,034,607	(9)	5.1%
228 S. Medio Drive
Los Angeles, CA 90049
Hunter World Markets, Inc.	8,579,000	(10)	13.3%
9300 Wilshire Boulevard
Penthouse Suite
Beverly Hills, CA 92012

*Indicates beneficial ownership of less than one percent.

(1)
Unless otherwise indicated and subject to applicable community property laws, to our knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of common stock, except for those owned jointly with that person’s spouse.

(2)
Includes 357,123 shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of December 31, 2007. Also includes 5,108,141 shares over which Mr. Rice would have voting power pursuant to voting agreements upon the exercise of stock options under the 2004 Plan and 2007 Plan and an additional 9,288,595 shares owned by certain of our employees over which Mr. Rice maintains voting control. Mr. Rice has granted options to certain individuals to purchase a total of 1,016,686 shares of his common stock. These options expire on May 15, 2009. Includes 5,306,893 shares and warrants to purchase 1,010,874 shares owned by David Marshall, the manager of an advisor to us, and his affiliates over which Mr. Rice has voting power for a period of two years from December 29, 2006 with respect to all matters (4,000,000 shares) and with respect to the selection of directors (the balance of the shares). Mr. Marshall purchased 2,500,000 of these shares from Mr. Rice for $150,000 prior to the closing of the Business Combination. Also includes 2,554,587 shares and warrants to purchase 480,020 shares owned by Mitchell Pindus and his affiliates over which Mr. Rice has voting power for a period of two years from December 29, 2006 with respect to the selection of directors.

(3)	Includes 308,080 shares which may be purchased pursuant to stock options that are exercisable within 60 days of December 31, 2007.

(4)	Includes 308,080 shares which may be purchased pursuant to stock options that are exercisable within 60 days of December 31, 2007.

(5)
Includes 342,459 shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of December 31, 2007. Also includes 61,623 shares and warrants to purchase 61,623 shares which are owned by Laurel Research, Inc., of which Mr. Touber is President, pursuant to warrants that are exercisable within 60 days of December 31, 2007.

(6)	Includes 184,848 shares which may be purchased pursuant to stock options that are exercisable within 60 days of December 31, 2007.

(7)	Includes 369,694 shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of December 31, 2007.

(8)
Includes 680,065 shares owned by David Marshall Inc., of which David Marshall is the chief executive officer; 478,240 shares owned by the David Marshall Pension Trust, of which Mr. Marshall is the trustee; 373,441 shares which may be purchased by David Marshall Inc. pursuant to warrants that are exercisable within 60 days of December 31, 2007; 637,443 shares which may be purchased by the David Marshall Pension Trust pursuant to warrants that are exercisable within 60 days of December 31, 2007; 648,588 shares owned by Glenhaven Corporation, of which Mr. Marshall is the chief executive officer, and 3,500,000 shares owned by Santa Monica Capital, LLC, of which Mr. Marshall is the manager. These shares are subject to a voting agreement pursuant to which Charles Rice has voting power for a period of two years from December 29, 2006 with respect to all matters (4,000,000 shares) and with respect to the selection of directors (the balance of the shares).

(9)
Includes 1,846,664 shares owned by the Pindus Living Trust, of which Mr. Pindus is the co-trustee; 561,184 shares owned by the Mitchell R. Pindus Individual Retirement Account; 48,913 shares owned by the Myles Pindus Trust, of which Mr. Pindus is the trustee; 48,913 shares owned by the Tobias Pindus Trust, of which Mr. Pindus is the trustee; 48,913 shares owned by the Erin Pindus Trust, of which Mr. Pindus is the trustee; 248,961 shares which may be purchased by the Pindus Living Trust pursuant to warrants that are exercisable within 60 days of December 31, 2007; 231,059 shares which may be purchased by the Mitchell R. Pindus Individual Retirement Account pursuant to warrants that are exercisable within 60 days of December 31, 2007. These shares are subject to a voting agreement pursuant to which Charles Rice has voting power for a period of two years from December 29, 2006 with respect to the selection of directors.

(10)
Includes 3,885,000 shares of common stock owned by Hunter World Markets, Inc. (“Hunter”) and its affiliates and 4,694,000 shares which may be purchased by Hunter and its affiliates pursuant to warrants that are exercisable within 60 days of December 31, 2007. Todd M. Ficeto is President, Chief Executive Officer, and control person of Hunter and may be deemed to have voting and investment power over the shares held by Hunter. Mr. Ficeto disclaims beneficial ownership of the shares held by Hunter except to the extent of his pecuniary interest therein. Includes 250,000 shares held by Mr. Ficeto. Includes 25,000 shares held by Hunter Ficeto and 25,000 shares held by Natalia Ficeto. Mr. Ficeto is the father of Hunter Ficeto and Natalia Ficeto and may be considered the control person of shares held by them.

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

For its services as the placement agent, Hunter was paid a selling commission equal to 10% of the gross proceeds of the Private Placement, or $1,023,500. In addition, we also paid Hunter $435,000 for consulting services rendered. Hunter also earned five-year warrants to purchase 4,094,000 shares of common stock, exercisable year from the date of issuance with an exercise price of $1.50 per share. Upon the closing of the Business Combination and the Private Placement, Hunter and its affiliates beneficially owned 4,485,000 shares of our common stock or approximately 7.5% of the common stock outstanding, which excludes shares underlying the placement agent warrants. For more information about Hunter, see “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Securities Issuances

In December 2006, Santa Monica Capital, LLC, an affiliate of David Marshall, purchased 1,000,000 shares and Mitchell Pindus purchased 500,000 shares of the 6,500,000 shares of our common stock purchased from our then controlling stockholder prior to the Business Combination. Further, also in December 2006, David Marshall acquired 2,500,000 shares of our common stock, as adjusted for the Business Combination, from Charles Rice, our Chairman, Chief Executive Officer and President, on the closing of the Business Combination in consideration for $150,000 payable to Mr. Rice within a twelve month period. Upon the closing of the Business Combination and the Private Placement, David Marshall and Mitchell Pindus beneficially owned 6,317,777 and 3,034,607 shares, respectively, of our common stock, or approximately 10.4% and 5.1% of the common stock outstanding. For more information on the ownership of David Marshall or Mitchell Pindus. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Indemnification Agreements

We have indemnification agreements with each of our directors, officers and certain employees. The indemnification agreements provide that the director or officer will be indemnified to the fullest extent not prohibited by law for claims arising in such person’s capacity as a director or officer no later than 30 days after written demand to us. The agreements further provide that in the event of a change of control, we would seek legal advice from a special independent counsel selected by us and approved by the officer or director, who has not performed services for either party for five years, to determine the extent to which the officer or director would be entitled to an indemnity under applicable law. We believe that these agreements are necessary to attract and retain skilled management with experience relevant to our industry.

Registration Rights

In connection with our Business Combination and Private Placement on December 29, 2006, we agreed to file two registration statements on Form SB-2 pursuant to Rule 415 of the Securities Act. The first of which we agreed to file within thirty 30 days after the date of the closing of the Private Placement to cover the resale of the 10,235,000 shares of our common stock issued in the Private Placement and the second of which we agreed to file within 10 business days of the date six months after the effective date of the first registration statement to register certain shares of our common stock that were outstanding prior to the Business Combination, or the Existing Shares, and the shares underlying warrants issued to the placement agent and its affiliates.

The first registration statement on Form SB-2 was declared effective by the SEC on May 10, 2007. The second registration statement on Form SB-2 was declared effective by the SEC on January 31, 2008.

Employment Agreements

We have employment agreements with our executive officers described under “Item 10. Executive Compensation — Employment Agreements.”

Director Independence

See “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of Exchange Act — Executive Officers, Directors and Committees — Board of Directors.”

Item 13. Exhibits

(a)	Exhibits

3.1*	Articles of Incorporation
3.2**	Amended and Restated Articles of Incorporation
3.3**+	Amended and Restated Bylaws
4.1*	Specimen Certificate for Common Stock
4.2**	2004 Stock Option Plan
4.3**	2007 Omnibus Stock and Incentive Plan
4.4**	Form of Stock Option Agreement
4.5****	Form of Placement Agent Warrant
4.6****	Form of Bridge Financing Warrant
4.7***	Form of Exchange Agreement, dated as of December 29, 2006
4.8***	Credit Term Agreement for the Bridge Financing, dated December 14, 2006
4.9***	Initial Registration Rights Agreement, dated as of December 29, 2006
4.10***	Additional Registration Rights Agreement, dated as of December 29, 2006
4.11****	Stock Purchase Agreement dated as of March 30, 2006 between InterMetro and David Singer
4.12.1	Form of Secured Note Financing Warrant
4.12.2	Form of Secured Note Financing Warrant
9.1***	Voting Trust Agreement, dated as of December 29, 2006
9.2***	Voting Trust Agreement, dated as of December 29, 2006

10.1****	Employment Agreement dated as of January 1, 2004 between InterMetro and Charles Rice, as amended
10.2****	Employment Agreement dated as of January 1, 2004 between InterMetro and Jon deOng, as amended
10.3****	Employment Agreement dated as of January 1, 2004 between InterMetro and Vincent Arena, as amended
10.4****	Employment Agreement dated as of March 31, 2006 between Advanced Tel, Inc. and David Singer
10.5****†	Strategic Agreement dated as of May 2, 2004 between InterMetro and Qualitek Services, Inc.
10.6****†	Strategic Agreement dated as of May 2, 2006 between InterMetro and Cantata Technology, Inc.
10.7****	Office Lease between InterMetro and Pacific Simi Associates, LLC dated as of April 6, 2006
10.8****†	Services Agreement between InterMetro and 99¢ Only Stores
10.9****	Form of Indemnification Agreement
10.10***	Placement Agent Agreement for the Private Placement, dated December 14, 2006
10.11***	Consulting Agreement with Advisor, dated as of December 29, 2006
10.12	Loan and Security Agreement, dated January 16, 2008
10.13	Form of Promissory Note
21.1****	Subsidiaries of InterMetro Communications, Inc.
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification

*	Incorporated by reference to the SB-2 filed with the Securities and Exchange Commission dated May 15, 2002.

**	Incorporated by reference to the Schedule 14C Information Statement filed with the Securities and Exchange Commission on March 6, 2007.

**+	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated June 28, 2007.

***	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated January 8, 2007.

****	Incorporated by reference to the SB-2 filed with the Securities and Exchange Commission dated February 9, 2007.

†
Confidential treatment has been requested for portions of this Exhibit which have been filed separately with the Securities and Exchange Commission pursuant to Rule 406 promulgated under the Securities Act.

(b)	There were no Current Reports on Form 8-K filed by the Company during and subsequent to the last quarter of the fiscal year ended December 31, 2007.

Item 14. Principal Accountant Fees and Services

HBM served as our auditors for the years ended December 31, 2006 and 2005. MHM is our principal accountant firm, replacing HBM on January 31, 2007. HBM provided other non-audit services to us during the year ended December 31, 2006. MHM has not provided any non-audit services to us during the year ended December 31, 2007. The Audit Committee of our Board of Directors has considered whether the provision of non-audit services are compatible with maintaining HBM independence.

Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s Annual Report on Form 10-KSB.

Audit Fees (in thousands):

	2007	2006

Audit Fees (1)	$199	$11
Audit related fees (2)	131	-
Tax related fees (2)	-	1
All other fees	-	-
	$330	$12

(1)	Audit Fees paid to MHM in 2007 and HBM in 2006 consist of fees for the audit of our financial statements and review of the interim financial statements included in our quarterly reports.

(2)
Audit related fees paid to MHM in 2007 consist primarily of fees for review of various S.E.C. filings. Non-Audit fees paid to HBM in 2006 consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

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

The Audit Committee has considered the provision of non-audit services, if any, provided by our independent registered public accounting firm to be compatible with maintaining their independence. The Audit Committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMETRO COMUUNICATIONS, INC.

Dated: April 15, 2008	By:	/s/ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Charles Rice	Dated: April 15, 2008
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

By:	/s/ Vincent Arena	Dated: April 15, 2008
Vincent Arena
Chief Financial Officer and Director

By:	/s/ Jon deOng	Dated: April 15, 2008
Jon deOng
Chief Technology Officer and Director

By:	/s/ Joshua Touber	Dated: April 15, 2008
Joshua Touber
Director

By:	/s/ Robert Grden	Dated: April 15, 2008
Robert Grden
Director

By:	/s/ Douglas Benson	Dated: April 15, 2008
Douglas Benson
Director

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

InterMetro Communications, Inc.

We have audited the accompanying consolidated balance sheets of InterMetro Communications, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company incurred net losses of $16,915,000, $13,930,000 and $1,112,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and as of December 31, 2007, the Company’s current liabilities exceeded its current assets by $12,003,000 and the Company had a deficit in stockholders’ equity of $9,217,000. Negative cash flows from operations were $9,283,000 and $3,393,000 for the years ended December 31, 2007 and 2006, respectively   The Company also anticipates that it will not have sufficient cash flow to fund its operations through the end of fiscal 2008.  These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ MAYER HOFFMAN MCCANN P.C.
MAYER HOFFMAN MCCANN P.C.
Los Angeles, California
April 15, 2008

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	December 31,
	2007	2006

ASSETS
Cash	$277	$151
Cash held in escrow	—	10,235
Accounts receivable, net of allowance for doubtful accounts of $125 at December 31, 2007 and 2006	1,875	1,149
Deposits	180	220
Other current assets	333	215
Total current assets	2,665	11,970
Property and equipment, net	937	1,637
Goodwill	1,800	1,800
Other intangible assets	119	155
Other long-term assets	36	5
Total Assets	$5,557	$15,567

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable, trade	$8,924	$6,350
Accrued expenses	3,519	5,828
Bank Overdraft	464	—
Deferred revenues and customer deposits	586	1,102
Borrowings under line of credit facilities	190	190
Current portion of amounts and notes due to related parties	215	410
Current portion of long-term capital lease obligations	170	153
Promissory notes, including $250,000 from related parties	600	—
Liability for options and warrants	—	5,384
Borrowings under related party credit facilities	—	1,125
Total current liabilities	14,668	20,542

Capital lease obligations, net of current portion	106	95

Total liabilities	14,774	20,637

Commitments and contingencies (Note 12)

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock — $0.001 par value;150,000,000 and 50,000,000 shares authorized at December 31, 2007 and December 31, 2006; 59,575,194 shares issued and outstanding at December 31, 2007 and 2006	60	60
Additional paid-in capital	25,807	13,245
Deferred stock based compensation	(167)	(373)
Accumulated deficit	(34,917)	(18,002)
Total stockholders’ deficit	(9,217)	(5,070)
Total Liabilities and Stockholders’ Deficit	$5,557	$15,567

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Net revenues	$22,694	$20,109	$10,580
Network costs	23,467	21,908	7,357
Gross profit	(773)	(1,799)	3,223
Operating expenses
Sales and marketing (includes stock based compensation of $106, $97 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively)	2,072	2,092	668
General and administrative (includes stock based compensation of $1,487, $1,721 and $443 for the years ended December 31, 2007, 2006 and 2005, respectively)	7,990	8,252	3,001
Total operating expenses	10,062	10,344	3,669
Operating loss	(10,835)	(12,143)	(446)
Interest expense, net (includes stock based charges of $0 , $970 and $59 for the years ended December 31, 2007, 2006 and 2005, respectively)	460	1,786	665
Loss on liability for options and warrants	5,615	-	-
Loss before provision for income taxes	(16,910)	(13,929)	(1,111)
Provision for income taxes	(5)	(1)	(1)
Net loss	$(16,915)	$(13,930)	$(1,112)
Basic and diluted net loss per common share	$(0.28)	$(0.53)	$(0.05)
Shares used to calculate basic and diluted net loss per common share	59,575	26,071	24,646

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock Based	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balance at December 31, 2004	—	$—	24,645,816	$25	$682	$(86)	$(2,960)	$(2,339)
Issuance of common stock warrants	—	—	—	—	171		—	171
Issuance of common stock options	—	—	—	—	794	(794)	—	—
Issuance of common stock warrants for equipment	—	—	—		269	—	—	269
Amortization of stock-based compensation	—	—	—	—	—	306	—	306
Net loss	—	—	—	—	—	—	(1,112)	(1,112)
Balance at December 31, 2005	—	—	24,645,816	25	$1,916	(574)	(4,072)	(2,705)
Beneficial conversion feature of Series A convertible promissory notes	—	—	—	—	200	—	—	200
Issuance of Series B preferred stock, net	117,660	—	—	—	545	—	—	545
Issuance of common stock warrants	—	—	—	—	2,134	—	—	2,134
Issuance of common stock options	—	—	—	—	639	(191)	—	448
Issuance of Founder’s common stock	—	—	—	—	29	—	—	29
Issuance of common stock for acquisition	—	—	308,079	—	1,500	—	—	1,500
Amortization of stock-based compensation	—	—	—	—	—	392	—	392
Exercise of warrants	—	—	1,621,479	2	11	—	—	13
Issuance of common stock warrants for private placement	—	—	—	—	2,775	—	—	2,775
Issuance of common stock in private placement	—	—	10,235,000	10	10,225	—	—	10,235
Cost of capital capitalized in private placement	—	—	—	—	(6,646)	—	—	(6,646)
Capital contribution from majority shareholder	—	—	—	—	2,350	—	—	2,350
Lucy’s Cafe reverse merger conversion:
Exchange of Series A Notes	—	—	13,732,379	14	3,098	—	—	3,112
Exchange of Series B Preferred Stock	(117,660)	—	1,232,441	1	(1)	—	—	—
Merger of Lucy’s Cafe	—	—	7,800,000	8	(146)	—	—	(138)
Liability for options and warrants	—	—	—	—	(5,384)	—	—	(5,384)
Net loss for the year ended December 31, 2006	—	—	—	—	—	—	(13,930)	(13,930)
Balance at December 31, 2006			59,575,194	60	13,245	(373)	(18,002)	(5,070)
Amortization of stock-based compensation	—	—	—	—	1,387	206	—	1,593
Cash refunded from reduction of private placement fees	—	—	—	—	176	—	—	176
Reclassification of Options and Warrants Liability to Equity	—	—	—	—	10,999	—	—	10,999
Net loss for the year ended December 31, 2007	—	—	—	—	—	—	(16,915)	(16,915)
Balance at December 31, 2007	—	$—	59,575,194	$60	$25,807	$(167)	$(34,917)	$(9,217)

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(16,915)	$(13,930)	$(1,112)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,046	810	579
Stock based compensation	1,593	2,197	477
Amortization of debt discount	—	392	59
Charge for beneficial conversion feature of Series A convertible promissory notes	—	200	—
Loss on options and warrants	5,615	—	—
Provision for bad debts	—	125	(17)
(Increase) decrease in operating assets:
Accounts receivable	(726)	28	(322)
Deposits	40	34	(166)
Other current assets	(118)	(125)	10
Other long-term assets	(31)	(3)	27
Increase (decrease) in operating liabilities:
Accounts payable, trade	2,574	5,028	582
Accrued expenses	(2,309)	975	1,089
Bank overdraft	464
Deferred revenues and customer deposits	(516)	876	137
Net cash (used in) provided by operating activities	(9,283)	(3,393)	1,343

Cash flows from investing activities:
Purchase of property and equipment	(77)	(51)	(791)
(Increase) decrease in restricted cash	—	30	(30)
Net cash used in investing activities	(77)	(21)	(821)

Cash flows from financing activities:
Cash acquired in acquisition of Advanced Tel, Inc.	—	459	—
Proceeds from secured notes	600	—	—
Net proceeds from escrow for private placement	10,235	—	—
Cash refunded from reduction of private placement fees	176	—	—
Proceeds from related party loan	160
Payment of amounts due to related party	(355)	(84)	—
Net proceeds from issuance of Series A convertible promissory notes	—	565	—
Net proceeds from issuance of Series B preferred stock	—	985	—
Proceeds from related party credit facility	—	1,125	—
Net proceeds from related party line of credit facility	—	190	30
Repayment of related party line of credit facility	(1,125)	(30)	—
Proceeds from exercise of warrants	—	13	—
Principal payments on capital lease obligations	(205)	(223)	(241)
Net cash (used in) provided by financing activities	9,486	3,000	(211)

Net increase (decrease) in cash	126	(414)	311
Cash at beginning of year	151	565	254
Cash at end of year	$277	$151	$565

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

Pursuant to the Business Combination, the Company issued directly to the InterMetro Delaware Investors, in two phases, a total of 41,540,194 shares of common stock in exchange for all of their issued and outstanding shares of common stock (the “Private Company Common Stock”) and preferred stock, and outstanding convertible promissory notes on an as converted basis. The first phase issuance occurred effectively on December 29, 2006 and included the issuance of 27,490,194 shares of common stock in exchange for the entire principal amount of the convertible promissory notes and accrued interest due, all outstanding shares of preferred stock and Private Company Common Stock held by non-employees, and a portion of the Private Company Common Stock held by employees. On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation increasing the Company’s authorized shares of common stock to 150,000,000, par value $0.001 per share, at which time the second phase of 14,049,580 shares of common stock were effectively issued in exchange for all of the remaining Private Company Common Stock held by the employees of InterMetro Delaware. All InterMetro Delaware securities were effectively cancelled except 100 shares of Private Company Common Stock which represent 100% of the outstanding stock of the wholly-owned subsidiary.

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

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred net losses of $16,915,000, $13,930,000 and $1,112,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Company had total shareholders’ deficit of $9,217,000 and a working capital deficit of $12,003,000 as of December 31, 2007. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes that the recent losses are primarily attributable to costs related to building out and supporting a robust telecommunications infrastructure and the requirement for continued expansion of the customer base and the resultant increase in revenues in order for the Company to become profitable. The Company continues to require outside financing until such time as we can achieve positive cash flow from operations. In November and December 2007, the Company received $600,000 and in January 2008, the Company received $620,000 pursuant to the sale of secured notes with individual investors and can continue to sell similar secured notes up to a maximum offering of $3 million. We anticipate completing the additional financing required but there can be no assurance that we will be successful in completing this required financing or that we will continue to expand our revenue base to the extent required to achieve positive cash-flows from operations in the future.

The Company will be required to obtain other financing during the next twelve months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

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

Network Costs - The Company’s network costs consist of telecommunication costs, leasing collocation facilities and certain build-outs, and depreciation of equipment related to the Company’s network infrastructure. It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor. As a result, the Company currently has disputes with vendors that it believes did not bill certain network charges correctly.  The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs - The Company expenses advertising costs as incurred. Advertising costs included in sales and marketing expenses were $99,950, $157,200 and $59,975 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Stock-Based Compensation - Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation” issued in 1995. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions and related interpretations of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted SFAS 123(R) applying the “modified prospective transition method” under which it continues to account for nonvested equity awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB 25 in future periods to equity awards outstanding at the date it adopted SFAS 123(R), unless the options are modified or amended.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the provisions of SFAS 123, the Company has elected to continue to recognize compensation cost for employees of the Company under the minimum value method of APB 25 and comply with the pro forma disclosure requirements under SFAS 123 for all options granted prior to January 1, 2006. Stock-based employee compensation cost is reflected in net loss related to common stock options if options granted under the plan have an exercise price below the deemed fair market value of the underlying common stock on the date of grant. The following illustrates the pro forma effect on net loss if the fair value recognition provisions of SFAS 123 had been applied to all outstanding and unvested awards granted prior to January 1, 2006 (dollars in thousands except per share data):

December 31, 2005

Net loss, as reported	$(1,112)
Stock-based employee compensation expenses, net of related tax effects, included in determination of net loss, as reported	57
Stock-based employee compensation expenses, net of related tax effects, that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(69)
Pro forma net loss	$(1,124)
Basic and diluted net loss per common share as reported	$(0.05)
Basic and diluted pro forma net loss per common share	$(0.05)
Shares used to calculate basic and diluted pro forma net loss per common share.	24,646

The Company calculated the fair value of the options included in the above pro forma using a risk free rate of 4.1% to 4.3%, expected lives of 4 to 10 years, 0% dividend yield and 0% expected volatility.  At the date of the adoption, unamortized expense for options issued prior to December 31, 2005 was $574,000, which will be amortized as stock compensation costs through September 2009.

For grants to employees under the 2004 plan and 2007 plan in the years ended December 31, 2007 and 2006, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatility is based on the historical volatility of a peer group of publicly traded entities. The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to value these employee options granted during the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Risk-free interest rate	3.2%	4.3% - 4.9%
Expected lives (in years)	2.8 – 2.9	5.3 – 5.9
Dividend yield	0%	0%
Expected volatility	71% - 72%	81%
Forfeiture rate	0%	0%

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company calculated the fair value of these non-employee grants as described in SFAS 123(R) using the following range of assumptions:

	2007	2006	2005
Risk-free interest rate	4.4% - 4.8%	4.2% - 4.9%	3.5% - 4.3%
Expected lives (in years)	4.3 – 5.0 Years	5.3 – 5.8 Years	2.5 Years
Dividend yield	0%	0%	0%
Expected volatility	89% - 93%	79% -97%	44%
Forfeiture rate	0%	0%	0%

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

In accordance with EITF Issue No. 98-5, the Company recognized the value of embedded beneficial conversion features of $0, $200,093 and $0 in the years ended December 31, 2007, 2006 and 2005, respectively as additional paid-in capital and these amounts were recorded as interest expense at the date of issue of the related convertible notes as all notes were immediately convertible.

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

The Company had one customer which accounted for 10% of net revenue for the twelve months ended December 31, 2007. The Company had two customers which accounted for 25% (11% and 14%) of net revenue for the year ended December 31, 2006. The Company had three customers which accounted for 42% (21%, 11% and 10% individually) of net revenue for the year ended December 31, 2005.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One customer had an outstanding accounts receivable balance in excess of 10% of the total accounts receivable at December 31, 2006 which represented 11.1% of the total accounts receivable at December 31, 2006. No customer had an outstanding accounts receivable balance in excess of 10% of the total accounts receivable at December 31, 2007.

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

Recent Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), which is an interpretation of FASB Statement No. 109. The interpretation provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. The Company adopted this interpretation at January 1, 2007, and this did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement is effective for the fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of the plan is measured as the difference between plan assets at fair value and the benefit obligation. The statement was effective for fiscal years ending after December 15, 2006. The Company does not have a pension plan or other post retirement plan. As such there was no impact on the Company’s financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)” ). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Early adoption of the statement is not permitted. SFAS 141(R) is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) will impact the accounting for business combinations completed, if any, by the Company on or after January 1, 2009.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is evaluating the impact of the adoption of SFAS 160 and believes there will be no material impact on our consolidated financial statements or financial operations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.” This statement requires enhanced disclosures about derivative instruments and hedging activities within an entity by requiring the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk related, and it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is evaluating the impact of the adoption of SFAS 161 and believes there will be no material impact on our consolidated financial statements or financial operations.

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods - Expected Term” (“SAB 110”). According to SAB 110, under certain circumstances, the SEC staff will continue to accept, beyond December 31, 2007, the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R). We adopted SAB 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

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

The selling shareholder of ATI may earn an additional 308,079 shares of the Company’s common stock and additional cash amounts during the two-year period following the closing upon meeting certain performance targets tied to revenue and profitability, which could make the total purchase price of this acquisition approximately $3.9 million. The first pay-out for the one year period following the transaction close was due to be paid on June 30, 2007; however, the earn-out provisions are subject to qualitative factors and we expect to negotiate with the seller to determine the amount of earn-out that will be paid. Consequently, the Company has not accrued an earn-out. The maximum amount that could be paid for this earn-out is 154,040 shares of the Company’s common stock.

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

The consideration paid for ATI was comprised of (in thousands):

Total amounts and notes payable to related party	$400
Common stock (initial 308,079 shares issued)	1,500
Direct acquisition related costs	40
Total consideration	$1,940

Any future earn-out payments will be added to goodwill.

The purchase price of ATI was allocated as follows (in thousands):

Liabilities assumed in excess of net assets acquired	$(43)
Goodwill	1,800
Customer relationships	183
Total purchase price	$1,940

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$459
Accounts receivable	767
Other current assets	10
Total current assets acquired	1,236
Net fixed assets	42
Total assets acquired	1,278
Accounts payable	590
Accrued liabilities	731
Total current liabilities assumed	1,321
Liabilities assumed in excess of net assets acquired	$(43)

Pro forma information (Unaudited)

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of ATI had been effective at the beginning of each year presented. The pro forma information includes adjustments reflecting changes in the amortization of intangibles and the elimination of InterMetro’s revenues reported by ATI as if ATI had been included in the Company’s results of operations (in thousands except per share data):

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2006	Year Ended December 31, 2005

Revenue	$22,182	$18,432
Operating loss	$(12,124)	$(588)
Net loss	$(14,096)	$(1,242)
Basic and diluted earnings per share	$(0.54)	$(0.05)
Number of shares outstanding	26,148	24,954

3 — Other Current Assets

The following is a summary of the Company’s other current assets (in thousands):

	December 31,
	2007	2006

Employee advances	$66	$58
Federal excise tax receivable	109	-
Prepaid expenses	158	157
Other current assets	$333	$215

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	December 31,
	2007	2006

Telecommunications equipment	$3,218	$2,908
Computer equipment	174	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,585	3,275
Less: accumulated depreciation and amortization	(2,648)	(1,638)
Property and equipment, net	$937	$1,637

Depreciation expense included in network costs was $975,000, $734,000 and $558,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation and amortization expense included in general and administrative expenses were $35,000, $49,000 and $21,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company can obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its current operations. Repayment for these assets is based on the actual underlying traffic utilized by each piece of equipment, plus the issuance of a warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share. For certain assets that can be purchased under this agreement, the Company has an option to issue a predetermined warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share as full payment. At December 31, 2007, the Company had purchased telecommunications equipment under this agreement totaling $1,439,222, of which $651,501 and $1.0 million remain to be paid at December 31, 2007 and 2006, respectively.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2006, the Company entered into a strategic agreement with a VoIP equipment and support services provider. Under the terms of this agreement, the Company can obtain certain VoIP equipment to expand its current operations. Repayment of these assets is based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments. At December 31, 2007, the Company has purchased VoIP equipment under this agreement totaling $691,332. At December 31, 2006, the entire balance remained outstanding and at December 31, 2007 $29,216 of this amount has been paid and an additional $58,865 has been accrued to be paid based on traffic utilization. Subsequent to entering into this agreement, the Company and the equipment provider agreed to delay the initial payment for the equipment until November 2006. Since there was no agreement in place to defer any payments past November 2006, for the two months ended December 31, 2006 and the three months ended March 31, 2007, the Company expensed an estimate of potential interest due based on the value of the equipment. In May 2007, the Company and the equipment provider agreed that payments would begin for the month ended June 30, 2007, and the Company would not incur any charges for the deferment. Accordingly, in the quarter ending June 30, 2006, the Company reversed the prior periods’ interest expense estimate totaling $90,000.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	December 31,
	2007	2006

Amounts due under equipment agreements	$1,394	$1,355
Commissions, network costs and other general accruals	1,125	3,310
Deferred payroll and other payroll related liabilities	525	529
Interest due on convertible promissory notes and other debt	5	196
Funds held for payment to third parties	470	438
Accrued expenses	$3,519	$5,828

6 —Convertible and Secured Promissory Notes

Series A Convertible Promissory Notes

Historically, the Company used capital raised through the issuance of promissory notes to fund a portion of its operations. The Company had no promissory notes outstanding at December 31, 2007 and 2006, as all outstanding notes were exchanged for shares of common stock as part of the Business Combination as discussed below.

Issuances of Series A Convertible Notes– During November and December 2003, the Company issued $1,075,000 of Series A convertible promissory notes (the “First Round Notes”), bearing interest at a rate of 9% per annum, payable in arrears on the maturity date of the convertible promissory notes. During June and November 2004, the Company issued $916,824 of Series A convertible promissory notes (the “Second Round Notes”), bearing interest at a rate of 9% per annum, payable in arrears on the maturity date of the convertible promissory notes. In January 2006, as part of a series of transactions that included amending and restating the Loan and Security Agreement which governed the Company’s Series A Notes, the Company sold approximately $575,000 of additional Series A Convertible Notes (the “Third Round Notes”) through a private offering to the Company’s existing Series A Note holders, bearing interest at a rate of 9% per annum, payable in arrears on the maturity date of the convertible promissory notes. The First Round Notes, Second Round Notes and Third Round Notes (collectively, the “Notes”) accrued interest was payable in additional Series A Convertible Notes.

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

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants Issued with Series A Convertible Notes - In connection with the issuance of the Second Round Notes, Noteholders were issued warrants to purchase approximately 2,157,422 shares of the Company’s common stock. The exercise price of these warrants is $0.162 per share and is subject to certain exercise price adjustments. The warrants expire on the later of (a) five years from the date of issuance or (b) five years from the date the shares of the Company’s common stock underlying the warrants are registered for resale under the Securities Act of 1933, as amended, but in no case later than ten years from the date of issuance of the warrants. The Company allocated the proceeds received between notes and warrants in accordance with EITF Issue No. 98-5, with the warrants associated with the Second Round Notes valued under the fair value method. The relative fair value associated with the detachable warrants totaled $123,132, and was recorded as an offset to the principal balance of the Second Round Notes and was amortized into interest expense using the effective interest method. The total expense recorded by the Company for the years ended December 31, 2007, 2006 and 2005 was $0, $64,098 and $59,034, respectively.

In connection with the issuance of the Third Round Notes, Noteholders were issued warrants to purchase approximately 1,328,651 shares of the Company’s common stock. The exercise price of these warrants is $0.406 per share and is subject to certain exercise price adjustments. The warrants expire on the later of (a) five years from the date of issuance or (b) five years from the date the shares of the Company’s common stock underlying the warrants are registered for resale under the Securities Act of 1933, as amended, but in no case later than ten years from the date of issuance of the warrants. The Company allocated the proceeds received between notes and warrants in accordance with EITF Issue No. 98-5, with the warrants associated with the Third Round Notes valued under the fair value method. The value associated with the detachable warrants totaled $374,907 and was recorded as an offset to the principal balance of the Third Round Notes and was amortized into interest expense using the effective interest method. The total expense recorded by the Company for the years ended December 31, 2007 and 2006 was $0 and $374,907, respectively.

The Company calculated the fair value of these grants as described in SFAS 123 using the following assumptions:

	Year Ended December 31,
	2006	2005

Risk-free interest rate	4.2%–4.6%	3.5%–4.3%
Expected lives (in years)	2.5 Years	2.5 Years
Dividend yield	0%	0%
Expected volatility	84%	44%

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

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Notes

In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors for general working capital in January 2008. $250,000 of the advance payments were from a related party. As of December 31, 2007, the advance payments carried a 10% interest rate. These funds were received prior to the closing of the sale of the secured notes and grant of stock warrants, which occurred on January 16, 2008 (see Note 16, Subsequent Events). As of December 31, 2007, the holders of the notes did not have the legal rights or recourse to the secured notes, warrants or other related features included in these agreements entered into in January 2008. As a result, the advance payments or notes have been recorded at their total amount of $600,000 and the Company will account for the additional notes and warrants granted in January 2008 as a modification of the current debt agreements under the provisions of Emerging Issue Task Force Issue No. 96-19, “Debtor’s accounting for a Modification or Exchange of Debt Instruments.”

7 — Preferred Stock

On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued and outstanding as of December 31, 2007.

Prior to the Business Combination, under InterMetro’s then effective Amended and Restated Certificate of Incorporation (the “Private Company Articles”), which were effectively replaced with the Company’s Amended and Restated Articles of Incorporation at the time of the Business Combination which were replace by the Company’s current Amended and Restated Articles of Incorporation, the Company had authorized 10,000,000 shares of preferred stock, of which, 2,000,000, 2,000,000 and 500,000 shares were designated Series A, Series A-1 and Series B preferred stock, respectively. No shares of Series A or Series A-1 were ever issued. The Company had no Series B preferred stock outstanding at December 31, 2006, as all outstanding Series B preferred shares were exchanged for shares of common stock as part of the Business Combination as discussed below.

Historically, the Company used capital raised through the issuance of promissory notes convertible into shares of preferred stock and the issuance of preferred stock to fund a portion of its operations.

2006 Issuance of Series B Preferred Stock and Related Warrants– In February 2006, the Company concluded a private placement of 117,660 shares of Series B Preferred Stock and warrants to purchase 1,232,441 shares of common stock for total gross proceeds of $1.0 million. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.406 per share, at any time, for a period of two years after the termination date of the offering. Each share of Series B Preferred Stock was convertible into one share of Private Company Common Stock, $0.001 par value, at any time. The Company allocated the proceeds received between stock and warrants in accordance with EITF Issue No. 98-5 valued under the fair value method. The value associated with the detachable warrants totaled $440,010, and was recorded as an offset to the proceeds received of the Series B Preferred Stock. The Company incurred $14,450 of issuance cost associated with the issuance of the Series B Preferred Stock. A member of management owned approximately 14% of the Company’s Series B Preferred Stock.

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

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8 — Common Stock

As of December 31, 2007, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 59,575,194 shares were issued and outstanding.

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

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company calculated the fair value of these grants as described in SFAS 123R using the following assumptions:

Year Ended December 31, 2006

Risk-free interest rate	4.7%
Expected lives (in years)	5 years
Dividend yield	0%
Expected volatility	94%

In April 2005, the Company’s Board of Directors approved a 2-for-1 split of the Company’s Private Company Common Stock. The Company effected a 1-for-8.5 split of the Company’s Private Company Common Stock as a result of the conversion ratio in the reincorporation merger which occurred on July 21, 2006 and a 1-for-2 split of the Company’s Private Company Common Stock which occurred on September 27, 2006. On December 29, 2006, the Company issued 10.4746 shares of common stock for each share of Private Company Common Stock as part of the Business Combination. The common stock share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the stock splits and the Business Combination.

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

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A total of 5,730,222 shares of the Company’s common stock, as adjusted for share splits, had been reserved for issuance at December 31, 2007 and 2006. Upon shareholder ratification of the 2004 Plan pursuant to the 14C Information Statement filed with the Securities and Exchange Commission on March 6, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

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

During the year ended December 31, 2007, no options were granted under the 2004 Plan. As of December 31, 2007, the Company has granted a total of 5,714,819 stock options to the officers, directors, and employees, and consultants of the Company, of which 308,077 were forfeited in September 2007. Of the remaining, 4,528,724 vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Omnibus Stock and Incentive Plan –Effective January 19, 2007, our Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. Our shareholders ratified the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission which was declared effective on May 10, 2007. The 2007 Plan allows any of the following types of awards, to be granted alone or in tandem with other awards: (1) Stock options which may be either incentive stock options (“ISOs”), which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options (“NSOs”), which are not intended to meet those requirements; (2) restricted stock which is common stock that is subject to restrictions, including a prohibition against transfer and a substantial risk of forfeiture, until the end of a “restricted period” during which the grantee must satisfy certain vesting conditions; (3) restricted stock units which entitle the grantee to receive common stock, or cash (or other property) based on the value of common stock, after a “restricted period” during which the grantee must satisfy certain vesting conditions or the restricted stock unit is forfeited; (4) stock appreciation rights which entitle the grantee to receive, with respect to a specified number of shares of common stock, any increase in the value of the shares from the date the award is granted to the date the right is exercised; and (5) other types of equity-based compensation which may include shares of common stock granted upon the achievement of performance objectives.

The 2007 Plan will be administered by the Compensation Committee once this committee is formed, until which, the plan is administered by the Board of Directors. Any employee or director of, or consultant for, us or any of our subsidiaries or other affiliates will be eligible to receive awards under the 2007 Plan. We have reserved 8,903,410 shares of common stock for awards under the 2007 Plan. In addition, on each anniversary of the 2007 Plan’s effective date on or before the fifth anniversary of the effective date, the aggregate number of shares of our common stock available for issuance under the 2007 Plan will be increased by the lesser of (a) 5% of the total number of shares of our common stock outstanding as of the December 31 immediately preceding the anniversary, (b) 4,713,570 shares, or (c) a lesser number of shares of our common stock that our board, in its sole discretion, determines. In general, shares reserved for awards that lapse or are canceled will be added back to the pool of shares available for awards under the 2007 Plan.

Awards under the 2007 Plan are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the Board of Directors or Compensation Committee) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance objectives, or a combination of both. The Compensation Committee also has authority to provide for accelerated vesting upon occurrence of an event such as a change in control. The 2007 Plan specifically prohibits the Compensation Committee from repricing any stock options or stock appreciation rights. In general, awards under the 2007 Plan may not be assigned or transferred except by will or the laws of descent and distribution. However, the Compensation Committee may allow the transfer of NSOs to members of a 2007 Plan participant’s immediate family or to a trust, partnership, or corporation in which the parties in interest are limited to the participant and members of the participant’s immediate family.

The Board of Directors or the Compensation Committee may amend, alter, suspend, or terminate the 2007 Plan at any time. If necessary to comply with any applicable law (including stock exchange rules), we will first obtain stockholder approval. Amendments, alterations, suspensions, and termination of the 2007 Plan generally may not impair a participant’s (or a beneficiary’s) rights under an outstanding award. However, rights may be impaired if necessary to comply with an applicable law or accounting principles (including a change in the law or accounting principles) pursuant to a written agreement with the participant. Unless it is terminated sooner, the 2007 Plan will terminate upon the earlier of June 23, 2016 or the date all shares available for issuance under the 2007 Plan have been issued and vested.

For the year ended December 31, 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at the date of grant. The Company recognized $228,174 in compensation expense related to the immediate vesting of the stock option grants. The remaining fair value is being recognized on a straight line basis over the requisite service period, vesting term, of the remaining options. As of December 31, 2007, none of the Company’s outstanding stock options have been exercised.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the years ended December 31, 2005, 2006 and 2007:

	Number of Shares	Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2005	4,189,840	$—	$0.04
Granted (weighted average fair value of $0.85 per share)	616,153	0.22 to 0.27	0.25
Exercised	—	—	—
Forfeited/expired	—	—	—

Options outstanding at December 31, 2005	4,805,993	—	0.07
Granted (weighted average fair value of $1.06 per share)	908,826	0.41 to 0.97	0.52
Exercised	—	—	—
Forfeited/expired	—	—	—

Options outstanding at December 31, 2006	5,714,819		0.14
Granted (weighted average fair value of $.19 per share)	2,350,000	0.25	0.25
Exercised	—	—
Forfeited/expired	308,077	0.04	0.04

Options outstanding at December 31, 2007	7,756,742		0.18	7.56	$821,508

Options vested and expected to vest in the future at December 31, 2007	7,756,742		0.18	7.56	$821,508

Options exercisable at December 31, 2007	6,155,611		0.15	7.13	$816,035

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the year ended December 31, 2007 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock. As no options were exercised during the years ended December 31, 2007, 2006, and 2005 there was no associated intrinsic value for such.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information with respect to the outstanding options at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.04	3,173,187	6.00	$0.04	3,173,187	$0.04
0.04	154,038	6.25	0.04	152,498	0.04
0.04	431,307	6.50	0.04	418,984	0.04
0.04	123,231	7.00	0.04	123,231	0.04
0.22	277,269	7.75	0.22	194,088	0.22
0.25	2,350,000	9.75	0.25	1,199,583	0.25
0.27	338,884	7.75	0.27	220,277	0.27
0.41	705,495	8.00	0.41	515,720	0.41
0.81	110,908	8.00	0.81	65,620	0.81
0.97	92,423	8.25	0.97	92,423	0.97
	7,756,742			6,155,611

For option grants prior to January 1, 2006, the intrinsic value per share is being recognized over the applicable vesting period which equals the service period. For option grants during the year ended December 31, 2007 and 2006, the compensation cost was determined based on the fair value of the options, and is being recognized over the applicable vesting period which equals the service period.

At December 31, 2007, 1,170,691 of the Company’s outstanding options were granted with exercise prices at below fair value. Compensation expense recognized in the consolidated statements of operations in connection with these options was $206,000, $204,000 and $57,000 during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $621,409 of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans. The cost is expected to be recognized over a weighted average period of 2 years.

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

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2007 warrants to purchase 410,761 shares of the Company common stock were earned by a consultant to the Company, with a resulting charge under the fair value method of $818,984. This amount was recorded in general and administrative expense in the year ended December 31, 2007.

10 — Liability For Options

As of December 29, 2006 (the date of the Business Combination), the Company did not have a sufficient number of authorized shares for all share, option and warrant holders. Accordingly, the exchange of securities pursuant to the Business Combination was implemented in two phases with the second phase being automatic upon the filing on May 31, 2007 of Amended and Restated Articles of Incorporation which increased the number of authorized shares of the Company’s common stock to 150,000,000 shares.

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

The Company calculated the value of those options, valued under the fair value method, which would be exercisable at a later date based on EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The value associated with the liability was estimated at $5,384,000 at December 29, 2006, the date of the Business Combination, and was recorded as an offset to additional paid in capital on that date. At December 31, 2006, the Company estimated that there had been no change in the value of these options since the date of the Business Combination. On May 31, 2007, the Company increased the number of its authorized shares of common stock and determined that as of that date there was no longer a liability for the options and the value associated with the liability was credited to additional paid in capital. The Company determined the fair market value of this liability to be $10,999,000 at May 31, 2007 and as such recorded a derivative loss of $5,615,000 for the year ended December 31, 2007.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company calculated the fair value of these grants as described in SFAS 123R using the following assumptions:

	December 31, 2006	May 31, 2007
Risk-free interest rate	4.7%	4.8%
Expected lives (in years)	3.6 years to 5.4	2.8 to 4.5
Dividend yield	0%	0%
Expected volatility	84%-101%	65%-92%

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

The Company calculated the fair value of these grants as described in SFAS 123R using the following assumptions:

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

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2006, the Company entered into a non-cancelable lease agreement to purchase network equipment, software and other equipment up to $300,000. As part of securing this lease facility, the Company issued a warrant to purchase 21,567 shares of the Company’s common stock at an exercise price of $0.97 per share. The resulting charge, using the fair value method, was $29,408.

The Company calculated the fair value of these grants as described in SFAS 123R using the following assumptions:

	Year Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.9%	3.5%-4.3%	2.4%-3.3%
Expected lives (in years)	2.5 Years	2.5 Years	2.5 Years
Dividend yield	0%	0%	0%
Expected volatility	91%	44%	52%

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

The Company leases certain equipment under capital lease arrangements expiring on various dates through 2008. Included in property and equipment, net are the following assets held under capital lease (dollars in thousands):

	December 31,
	2007	2006

Telecommunications equipment	$929	$696
Telecommunications software	96	96
Computer equipment	33	33
Leasehold improvements, office equipment and furniture	8	8
Total property and equipment under capital lease	1,066	833
Less: accumulated depreciation	(818)	(589)
	$248	$244

Future minimum lease payments under non-cancelable capital leases for the years following December 31, 2007 are (dollars in thousands):

2008	$211
2009	119
Total minimum obligations	330
Less amounts representing interest	54
Present value of minimum obligations	276
Less current portion	170
Total long term	$106

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility Lease – The Company leases its facilities under a non-cancelable operating lease expiring in March 2009 at an annual expense of approximately $260,000. Rent expense for the Company’s facilities for the years ended December 31, 2007, 2006 and 2005 was $257,000, $231,000 and $146,000, respectively.

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor. As a result, the Company currently has disputes with vendors that it believes did not bill certain charges correctly.  The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of December 31, 2007, there are approximately $2.5 million of unresolved charges in the dispute reserve. This amount includes approximately $1.3 million related to a non-recurring charge from a large provider of local access services to the Company, approximately $497,000 related to various charges from a provider of local access services limited to the southern California market with whom the Company has entered into a settlement agreement regarding the amounts, and approximately $474,000 related to rates per minute of use being billed at higher levels than expected due to assumptions regarding the nature of the minutes being made by vendors that the Company believes are incorrect. As of December 31, 2007, the accrued amount of the settlement was included by the Company in accounts payable.

On April 30, 2007, we filed a complaint against KMC Data, LLC (“KMC”) in Federal District Court in the State of California asserting the KMC’s tariffed charges are unlawful and are not applicable to us. On May 23, 2007 KMC filed counter claims attempting to collect on these tariffed charges. There are approximately $684,000 of charges that we dispute. We cannot predict the outcome of these proceedings at this time. A ruling against us could have a material adverse impact on our operating results, financial condition and business performance.

The Company is in discussion with some of these vendors, and is preparing to enter discussions with the remaining vendors, regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on the Company’s financial position or results of operations.  Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable and reasonably estimable based on SFAS 5, “Accounting for Contingencies.”

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

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 — Income Taxes

At December 31, 2007, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $14.0 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards begin to expire in 2008.

 The following is a summary of the Company’s deferred tax assets and liabilities (dollars in thousands):

	December 31,
	2007	2006

Current assets and liabilities:
Deferred revenue	$(58)	$338
Allowance for doubtful accounts	—	50
Accrued expenses	(9)	127
	(67)	515
Valuation allowance	67	(515)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$53	$46
Net operating loss carryforward	13,966	5,011
	14,019	5,057
Valuation allowance	(14,019)	(5,057)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Year Ended December 31,
	2007	2006	2005

Federal statutory tax rate	(34)%	(34)%	(34)%
State and local taxes	(6)	(6)	(6)
Valuation reserve for income taxes	40	40	40
Effective tax rate	—%	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2007 and 2006.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (dollars in thousands):

	Year Ended December 31,
	2007		2006	2005

Cash paid:

Interest		$298	$701	$453
Income taxes		$5	$1	$1

Non-cash information:
Common stock issued in connection with acquisition of Advanced Tel, Inc.		$—	$1,500	$—

Net liabilities assumed in excess of net assets acquired in connection with acquisition of Advanced Tel, Inc.		$—	$43	$—

Net liabilities assumed in excess of net assets acquired in connection with acquisition of Lucy’s Cafe, Inc.		$—	$138	$—

Equipment obtained under capital leases		$233	$123	$268

Equipment obtained by issuing common stock warrants		$—	$—	$269

Equipment obtained under strategic agreement		$—	$691	$—

Total amounts and notes payable to former shareholder of ATI		$—	$400	$—

Transaction costs accrued on acquisition of ATI		$—	$40	$—

Reclassification of options and warrants liability to equity		$10,999	$—	$—

Debt issuance costs		$—	$375	$—

Common stock issued in connection with private placement		$—	$10,235	$—

Cost of capital capitalized in private placement		$—	$6,646	$—

Liability for options and warrants	$		$5,384	$—

Conversion of Series A Notes payable		$—	$3,112	$—

Debt issuance cost of Series B Preferred Stock		$—	$440	$—

Fair value of nonemployee option grants		$—	$191	$—

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — Quarterly Financial Information (Unaudited)

The following table sets forth the unaudited quarterly financial information for 2007, 2006 and 2005 (dollars in thousands):

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total

Year Ended 2007
Revenue	$5,239	$4,931	$5,709	$6,815	$22,694
Net loss	(9,174)	(3,871)	(2,230)	(1,640)	(16,915)

Year Ended 2006
Revenue	$3,121	$5,918	$5,886	$5,184	$20,109
Net loss	(2,747)	(2,150)	(2,863)	(6,170)	(13,930)

Year Ended 2005
Revenue	$1,357	$2,348	$3,193	$3,682	$10,580
Net loss	(624)	(105)	(139)	(244)	(1,112)

16 — Subsequent Events

Private Placement of Securities –As discussed in Note 6, in November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors for general working capital. These funds were received prior to the closing of the sale of the secured notes, which occurred on January 16, 2008. Subsequent to December 31, 2007, the Company sold an additional amount of the same secured notes totaling $770,000 in the period between January and March 2008, and can continue to sell similar secured notes up to a maximum offering of $3 million. The secured notes mature 18 months after issuance and bear interest at a rate of 10% per annum due at the maturity date. The notes contained an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note that is due on the date the company makes it first prepayment or the maturity date. The holder of each note has the right upon the occurrence of a financing equal to or greater than $10 million, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into either securities sold in the financing at the price sold or common stock by dividing the conversion amount by $1.00.  The secured notes are secured by substantially all of the assets of the Company.

In connection with the notes, the Company issued two common stock purchase warrants for every dollar received or 2.74 million common stock purchase warrants with an exercise price of $1.00, 1.37 million of which expire on January 16, 2013 and 1.37 million of which expire on February 1, 2014. With respect to 1.37 million of the total common stock purchase warrants issued in this financing, if such warrants are still held by the lenders at February 1, 2009, the lenders will be entitled to receive a payment (the “Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Reference Price”) is less than $1.00.  The Reference Payment will be equal to the difference between $1.00 and the Reference Price.  The Company, in its sole discretion, will have the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders. If the Company elects to make the above payment by issuing Common Stock any time after the maturity date of the note until the first anniversary of the date thereof the holder may submit the Common Stock to the Company for $0.15 per share of Common Stock.

With respect to the remaining 1.37 million common stock purchase warrants issued in this financing, if such warrants are still held by the lenders at February 1, 2009, the lenders will be entitled to receive a payment (the “Second Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Second Reference Price”) is less than $2.00.  The Second Reference Payment will be equal to the difference between $2.00 and the Second Reference Price up to a maximum value of $1.00.  The Company, in its sole discretion, will have the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will account for the additional notes and warrants granted in January 2008 as a modification of the secured notes of $600,000 as of December 31, 2007, under the provisions of Emerging Issue Task Force Issue No. 96-19, “Debtor’s accounting for a Modification or Exchange of Debt Instruments.”

Common Stock Issued –In March 2008, the Company issued 635,612 shares of its common stock as part of an addendum to a strategic agreement with one of its equipment providers. The shares were issued pursuant to warrants held by the equipment vendor, with the payment of the exercise price for these warrants being applied from amounts that were owed to the equipment vendor at December 31, 2007.

Settlement Agreement –In April 2008, the Company entered into a settlement agreement with a significant provider of network services to the Company. The settlement agreement included a payment arrangement for past due amounts of approximately $3.0 million to be paid in equal weekly installments, with full repayment to occur prior to December 31, 2008. As part of the settlement agreement, the provider credited the Company an amount equal to past disputes filed by the Company of approximately $1.4 million. If the Company fails to meet the payment plan for past due amounts, the credit will be reversed.