Form 10-Q
period 2008-03-31
InterMetro Communications, Inc.
filed 2008-05-20
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

(805) 433-8000
(Registrant’s Telephone Number,
0Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated Filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of May 16, 2008 there were 61,353,971 shares outstanding of the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash	$366	$277
Accounts receivable, net of allowance for doubtful accounts of $125 at March 31, 2008 and December 31, 2007	2,070	1,875
Deposits	160	180
Other current assets	524	333
Total current assets	3,120	2,665
Property and equipment, net	727	937
Goodwill	1,800	1,800
Other intangible assets	110	119
Other long-term assets	36	36
Total Assets	$5,793	$5,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable, trade	$9,985	$8,924
Accrued expenses	3,532	3,519
Bank overdraft	446	464
Deferred revenues and customer deposits	678	586
Borrowings under line of credit facilities	190	190
Current portion of amounts and notes due to related parties	145	215
Current portion of long-term capital lease obligations	151	170
Promissory notes, including $250,000 from related parties	—	600
Secured notes net of debt discount	772	—
Total current liabilities	15,899	14,668

Capital lease obligations	83	106
Liability for warrant put feature	61	—
Total long-term liabilities	144	106
Total liabilities	16,043	14,774

Commitments and contingencies

Stockholders’ Deficit
Common stock — $0.001 par value; 150,000,000 and 50,000,000 shares authorized at March 31, 2008 and December 31, 2007; 61,353,971 and 59,575,194 shares issued and outstanding at March 31, 2008 and December 31, 2007	62	60
Additional paid-in capital	26,661	25,807
Deferred stock based compensation	(140)	(167)
Accumulated deficit	(36,833)	(34,917)
Total stockholders’ deficit	(10,250)	(9,217)
Total Liabilities and Stockholders’ Deficit	$5,793	$5,557

The accompanying notes are an integral part of these consolidated financial statements

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues	$6,387	$5,238
Network costs	6,132	6,249
Gross profit (loss)	255	(1,011)
Operating expenses
Sales and marketing (includes stock based compensation of $11 for the three months ended March 31, 2008 and 2007)	477	588
General and administrative (includes stock based compensation of $79 and $154 for the three months ended March 31, 2008 and 2007, respectively)	1,410	1,813
Total operating expenses	1,887	2,401
Operating loss	(1,632)	(3,412)
Interest expense, net (includes stock-based charges of $91 and $0 for the three months ended March 31, 2008 and 2007, respectively)	376	133
Gain on forgiveness of debt	(92)	—
Loss on liability for options and warrants	—	5,629
Loss before provision for income taxes	(1,916)	(9,174)
Provision for income taxes	—	—
Net loss	$(1,916)	$(9,174)
Basic and diluted net loss per common share	$(0.03)	$(0.15)
Shares used to calculate basic and diluted net loss per common share	59,754	59,575

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional	Deferred		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Stock Based Compensation	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2008	—	$—	59,575,194	$60	$25,807	$(167)	$(34,917)	$(9,217)
Amortization of stock-based compensation	—	—	—	—	63	27	—	90
Warrant issuance	—	—	—	—	627	—	—	627
Cashless warrants exercise	—	—	635,612	1	165			166
Stock issued on cashless exercise	—	—	1,143,165	1	(1)	—	—	—
Net loss for the three months ended March 31, 2008	—	—	—	—	—	—	(1,916)	(1,916)
Balance at March 31, 2008	—	$—	61,353,971	$62	$26,661	$(140)	$(36,833)	$(10,250)

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,916)	$(9,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219	309
Stock based compensation	90	165
Amortization of debt discount	91	—
Loss on options and warrants	—	5,629
Gain on forgiveness of debt	(92)
(Increase) decrease in assets:
Accounts receivable	(195)	(210)
Deposits	20	(63)
Other current assets	(191)	(3)
Increase (decrease) in liabilities:
Accounts payable, trade	1,061	(462)
Accrued expenses	272	(1,885)
Bank overdraft	(19)	—
Deferred revenues and customer deposits	92	(404)
Net cash used in operating activities	(568)	(6,098)

Cash flows from investing activities:
Purchase of property and equipment	—	(77)
Net cash used in investing activities	—	(77)

Cash flows from financing activities:
Proceeds from secured notes	1,370	—
Cancellation of debt due to loan modification	(600)
Payment of amounts to related party	(70)	(305)
Net proceeds from escrow for private placement	—	10,235
Cash refunded from reduction of private placement fees	—	176
Repayment of line of credit	—	(1,125)
Principal payments on capital lease obligations	(43)	(36)
Net cash provided by financing activities	657	8,945

Net increase in cash	89	2,770
Cash at beginning of period	277	151
Cash at end of period	$366	$2,921

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

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 which are included in the Form 10-KSB filed by the Company on April 15, 2008.

All share and per share data provided in the Consolidated Financial Statements and in these Notes to Consolidated Financial Statements have been retroactively restated to reflect the conversion ratio related to the exchange of shares in the Business Combination, unless otherwise stated herein.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred net losses of $16,915,000 for the year ended December 31, 2007 and $1,916,000 for the three months ended March 31, 2008. In addition, the Company had total shareholders’ deficit of $10,250,000 and $9,217,000 at March 31, 2008 and December 31, 2007, respectively and a working capital deficit of $12,779,000 and $12,003,000 as of March 31, 2008 and December 31, 2007, respectively. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management believes that the recent losses are primarily attributable to costs related to supporting a robust telecommunications infrastructure that has significantly more capacity than is currently being utilized by its existing customer base as well as the cost of marketing required for continued expansion of the customer base which is expected to result in an increase in revenues in order for the Company to become profitable. The Company continues to require outside financing until such time as we can achieve positive cash flow from operations. In November and December 2007, the Company received $600,000 and in the three months ended March 31, 2008, the Company received an additional $770,000 pursuant to the sale of secured notes with individual investors and can continue to sell similar secured notes up to a maximum offering of $3 million. We anticipate completing the additional financing required but there can be no assurance that we will be successful in completing this required financing or that we will continue to expand our revenue base to the extent required to achieve positive cash-flows from operations in the future.

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

Advertising Costs - The Company expenses advertising costs as incurred. Advertising costs included in sales and marketing expenses were $2,000 and $19,700 for the three months ended March 31, 2008 and 2007, respectively.

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

There were no employee options granted during the three months ended March 31, 2008. For grants to employees under 2007 plan in the year ended December 31, 2007, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatility is based on the historical volatility of a peer group of publicly traded entities. The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. These employee options granted were valued using the following assumptions:

December 31, 2007
Risk-free interest rate	3.2%
Expected lives (in years)	2.8 - 2.9
Dividend yield	0%
Expected volatility	71% -72%
Forfeiture rate	0%

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

The Company did not recognize any expense from equity instruments issued to non-employees during the three moths ended March 31, 2008. The Company calculated the fair value of non-employee grants for the three months ended March 31, 2007 as described in SFAS 123(R) using the following assumptions:

March 31, 2007
Risk-free interest rate	4.4%
Expected lives (in years)	4.3 Years
Dividend yield	0%
Expected volatility	93%
Forfeiture rate	0%

Debt with Detachable Warrants and/or Beneficial Conversion Feature - The Company accounts for the issuance of detachable stock purchase warrants in accordance with APB No. 14 and SFAS No. 150, whereby it separately measures the fair value of the debt and the detachable warrants, and in the case of detachable warrants with put features to the Company for cash, it also values the put feature as a separate component of the detachable warrant, and allocates the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrant and put feature for cash, which are accounted for as paid-in capital and a liability, respectively, is amortized over the estimated life of the debt. The liability created by the put feature for cash will be realized if the put is exercised or will be reversed and accounted for as paid-in-capital if the put feature expires unexercised. In accordance with the provisions of EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and Issue No. 00-27 “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ to Certain Convertible Instruments,” the Company allocates a portion of the proceeds received to any embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible debt and the fair value of the underlying common stock on the date the debt is issued. In addition, for the detachable stock purchase warrants, the Company first allocates proceeds to the stock purchase warrants and the debt and then allocates the resulting debt proceeds between the beneficial conversion feature, which is accounted for as paid-in capital, and the initial carrying amount of the debt.

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

The Company had no customers which accounted for 10% or more of net revenue for the three months ended March 31, 2008 and one customer which accounted for 12% of net revenue for the three months ended March 31, 2007.

No customer had an outstanding accounts receivable balance in excess of 10% of the total accounts receivable at March 31, 2008 or December 31, 2007.

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

Basic and Diluted Net Loss per Common Share - Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for all periods presented, the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement is effective for the fiscal years beginning after November 15, 2007.  We adopted SFAS 157 as of January 1, 2008 and have determined that the adoption of this statement did not have a material impact on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 as of January 1, 2008 and have determined that the adoption of this statement did not have a material impact on the consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles."  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

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

The consideration paid for ATI was comprised of (in thousands):

Total amounts and notes payable to related party	$400
Common stock (initial 308,079 shares issued at closing)	1,500
Direct acquisition related costs	40
Total consideration	$1,940

The purchase price of ATI was allocated as follows (in thousands):

Liabilities assumed in excess of net assets acquired	$(43)
Goodwill	1,800
Customer relationships	183
Total purchase price	$1,940

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$459
Accounts receivable	767
Other current assets	10
Total current assets acquired	1,236
Net fixed assets	42
Total assets acquired	1,278
Accounts payable	590
Accrued liabilities	731
Total current liabilities assumed	1,321
Liabilities assumed in excess of net assets acquired	$(43)

3 — Other Current Assets

The following is a summary of the Company’s other current assets (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
Employee advances	$92	$66
Federal excise tax receivable	-	109
Other receivable	50	-
Prepaid expenses	382	158
Other current assets	$524	$333

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
Telecommunications equipment	$3,218	$3,218
Computer equipment	174	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,585	3,585
Less: accumulated depreciation and amortization	(2,858)	(2,648)
Property and equipment, net	$727	$937

Depreciation expense included in network costs was $200,217, and $295,613 for the three months ended March 31, 2008 and 2007, respectively. Depreciation and amortization expense included in general and administrative expenses were $9,876 and $4,613 for the three months ended March 31, 2008 and 2007, respectively.

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company can obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its current operations. Repayment for these assets is based on the actual underlying traffic utilized by each piece of equipment, plus the issuance of a warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share. For certain assets that can be purchased under this agreement, the Company has an option to issue a predetermined warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share as full payment. In March 2008, through an addendum to the agreement, the vendor exercised 635,612 of its warrants with a cash exercise value of $165,936 in a cashless exchange for a $258,304 reduction in payables due to the vendor resulting in a $92,368 gain on forgiveness of debt. At March 31, 2008, the Company had purchased telecommunications equipment under this agreement totaling $1,439,222, of which approximately $384,000 and $651,000 remained to be paid at March 31, 2008 and December 31, 2007, respectively.

In May 2006, the Company entered into a strategic agreement with a VoIP equipment and support services provider. Under the terms of this agreement, the Company can obtain certain VoIP equipment to expand its current operations. Repayment of these assets is based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments. At March 31, 2008, the Company has purchased VoIP equipment under this agreement totaling $691,332. As of March 31, 2008, $29,216 of this amount has been paid and an additional $89,083 has been accrued to be paid based on traffic utilization. Subsequent to entering into this agreement, the Company and the equipment provider agreed to delay the initial payment for the equipment until November 2006. Since there was no agreement in place to defer any payments past November 2006, for the two months ended December 31, 2006 and the three months ended March 31, 2007, the Company expensed an estimate of potential interest due based on the value of the equipment. In May 2007, the Company and the equipment provider agreed that payments would begin for the month ended June 30, 2007, and the Company would not incur any charges for the deferment. Accordingly, in the quarter ending June 30, 2007, the Company reversed the prior periods’ interest expense estimate totaling $90,000.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
Amounts due under equipment agreements	$1,398	$1,394
Commissions, network costs and other general accruals	1,203	1,125
Deferred payroll and other payroll related liabilities	506	525
Interest due on convertible promissory notes and other debt	24	5
Payments due to third party providers	401	470
Accrued expenses	$3,532	$3,519

6 — Secured Notes

In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors for general working capital in January 2008. $250,000 of the advance payments were from a related party. In the three months ended March 31, 2008, the Company received an additional $770,000 pursuant to the sale of secured notes with individual investors for a total of $1,370,000 and can continue to sell similar secured notes up to a maximum offering of $3 million. The secured notes mature 18 months after issuance and bear interest at a rate of 10% per annum due at the maturity date. The notes contained an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note that is due on the date the Company makes its first prepayment or the maturity date. The holder of each note has the right upon the occurrence of a financing equal to or greater than $10 million, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into either securities sold in the financing at the price sold or common stock by dividing the conversion amount by $1.00.  The secured notes are secured by substantially all of the assets of the Company.

In connection with the notes, the Company issued two common stock purchase warrants for every dollar received or 2.74 million common stock purchase warrants with an exercise price of $1.00, 1.37 million of which expire on January 16, 2013 (the "Initial Warrants") and 1.37 million of which expire on February 1, 2014 (the "Additional Warrants"). With respect to the 1.37 million Initial Warrants issued in this financing, if such warrants are still held by the lenders at February 1, 2009, the lenders will be entitled to receive a payment (the “Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Reference Price”) is less than $1.00.  The Reference Payment will be equal to the difference between $1.00 and the Reference Price.  The Company, in its sole discretion, will have the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders. If the Company elects to make the above payment by issuing Common Stock any time after the maturity date of the note until the first anniversary of the date thereof the holder may submit the Common Stock to the Company for $0.15 per share of Common Stock.

With respect to the remaining 1.37 million Additional Warrants issued in this financing that expire on February 1, 2014, if such warrants are still held by the lenders at February 1, 2009, the lenders will be entitled to receive a payment (the “Second Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Second Reference Price”) is less than $2.00.  The Second Reference Payment will be equal to the difference between $2.00 and the Second Reference Price up to a maximum value of $1.00.  The Company, in its sole discretion, will have the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders.

At December 31, 2007, the advance payments carried a 10% interest rate. These funds were received prior to the closing of the sale of the secured notes and grant of stock warrants, which occurred on January 16, 2008 and the holders of the notes did not have the legal rights or recourse to the secured notes, warrants or other related features included in these agreements entered into in January 2008. As a result, the advance payments for notes were recorded at their total amount of $600,000 at December 31, 2007.

Upon the closing of the sale of the secured notes and grant of the warrants on January 16, 2008, the Company accounted for the transaction in accordance with the provisions of Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Management determined that the present value of the cash flows under the terms of the new debt instrument were at least 10% different from the present value of the remaining cash flows under the terms of the original instrument, resulting in a debt modification. Due to the substantial modification of terms, the Company accounted for the transaction as a debt extinguishment. As a result, the original $600,000 recorded as of December 31, 2007 was extinguished on January 16, 2008 and the new notes were recorded.

The Company allocated the proceeds received between the notes and warrants in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The Company engaged an independent third party to perform the valuation of the warrants on the respective issuance dates. The value associated with the warrants totaled $689,000 and was recorded as an offset to the principal balance of the secured notes and was amortized into interest expense using the effective interest method. The total expense recorded by the Company for the three months ended March 31, 2008 was $91,000. The net amount of the notes of $772,000 has been recorded as of March 31, 2008.

The Initial Warrants also contain a put feature (not included in the Additional Warrants), which gives the holder the option to put the warrant back to the Company for $0.15 per share. The holder can exercise its put option after the maturity date and has the ability to do so for 1 year. In addition, if the Company pays stock out for the warrants at the maturity date, the holder would have the right to put the common stock issued back to the Company for $0.15 per share. In both instances, the Company has determined that the put option associated with the Initial Warrants causes the instrument to contain a net cash settlement feature. As a result, in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the Initial Warrants have been recorded as a liability. In connection with the third-party valuation of the warrants discussed above, the put warrant liability of $61,000 was determined and has been recorded as of March 31, 2008.

The warrants and put feature associated with the $600,000 secured notes from the period ended December 31, 2007 were valued using the following range of assumptions:

January 16, 2008
Risk-free interest rate	2.98% - 3.14%
Expected lives (in years)	12 - 18 months
Dividend yield	0%
Expected volatility	81.2% - 87.7%
Forfeiture rate	0%

The warrants and put feature associated with the $770,000 secured notes from the quarter ended March 31, 2008 were valued using the following range of assumptions:

March 31, 2007
Risk-free interest rate	2.98% - 3.14%
Expected lives (in years)	9 - 15 months
Dividend yield	0%
Expected volatility	100.1% - 103.4%
Forfeiture rate	0%

7 — Common and Preferred Stock

Common Stock - As of March 31, 2008, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 61,353,971 shares were issued and outstanding.

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

Preferred Stock - On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued and outstanding.

8 — Stock Options and Warrants

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

A total of 5,730,222 shares of the Company’s common stock, as adjusted for share splits, had been reserved for issuance at March 31, 2008 and December 31, 2007. Upon shareholder ratification of the 2004 Plan pursuant to the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 6, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

As of March 31, 2008, the Company has granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in September 2007. In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options. Of the remaining, 3,296,404 vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

Omnibus Stock and Incentive Plan - Effective January 19, 2007, our Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. Our shareholders ratified the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission which was declared effective on May 10, 2007. Any employee or director of, or consultant for, us or any of our subsidiaries or other affiliates will be eligible to receive awards under the 2007 Plan. We have reserved 8,903,410 shares of common stock for awards under the 2007 Plan

In 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant. No stock options to purchase shares of common stock were granted under the 2007 plan in the three months ended March 31, 2008.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the three months ended March 31, 2008 (unaudited):

	Number of Shares	Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	7,756,742	$—	$0.18	7.56	$821,508
Granted	—	—	—
Exercised	1,232,320	—	0.04		135,847
Forfeited/expired	462,120	—	0.04

Options outstanding at March 31, 2008	6,062,302		0.18	8.00	239,349

Options vested and expected to vest in the future at March 31, 2008	6,062,302		0.18	8.00	239,349

Options exercisable at March 31, 2008	4,700,201		0.15	7.64	238,675

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the three month period ended March 31, 2008 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008.

Additional information with respect to the outstanding options at March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.04	1,478,747	5.75	$0.04	1,478,747	$0.04
0.04	154,038	6.00	0.04	154,038	0.04
0.04	431,307	6.25	0.04	425,146	0.04
0.04	123,231	6.75	0.04	123,231	0.04
0.22	277,269	7.50	0.22	207,952	0.22
0.25	2,350,000	9.50	0.25	1,370,837	0.25
0.27	338,884	7.50	0.27	237,219	0.27
0.41	705,495	7.75	0.41	539,442	0.41
0.81	110,908	7.75	0.81	71,166	0.81
0.97	92,423	8.00	0.97	92,423	0.97
	6,062,302			4,700,201

For option grants prior to January 1, 2006, the intrinsic value per share is being recognized over the applicable vesting period which equals the service period. For option grants after December 31, 2006, the compensation cost was determined based on the fair value of the options and is being recognized over the applicable vesting period which equals the service period.

At March 31, 2008, 1,170,691 of the Company’s outstanding options were granted with exercise prices at or below fair value. Compensation expense recognized in the consolidated statements of operations in connection with these options was $27,000 and $51,000 during the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was $531,265 of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans. The cost is expected to be recognized over a weighted average period of approximately 2 years.

In the three months ended March 31, 2008 a vendor of network equipment exercised 635,612 of its warrants with a cash exercise value of $165,936 in a cashless exchange for a $258,304 reduction in payables due to the vendor that resulted in a $92,368 gain on forgiveness of debt.

9 — Liability For Options

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

The Company calculated the value of those options, valued under the fair value method, which would be exercisable at a later date based on EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The value associated with the liability was estimated at $5,384,000 at December 29, 2006, the date of the Business Combination, and was recorded as an offset to additional paid in capital on that date. At December 31, 2006, the Company estimated that there had been no change in the value of these options since the date of the Business Combination. The Company determined the fair market value of this liability to be $11,013,000 at March 31, 2007 and as such recorded a derivative loss of $5,629,000 for the three months ended March 31, 2007.

The Company calculated the fair value of these grants as described in SFAS 123R using the following assumptions:

	December 31, 2006	March 31, 2007
Risk-free interest rate	4.7%	4.5%
Expected lives (in years)	3.6 years to 5.4 years	3.5 years to 5.3 years
Dividend yield	0%	0%
Expected volatility	84%-101%	77%-93%

10 — Credit Facilities

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

11 — Commitments and Contingencies

Vendor Agreements - The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes - It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor. The Company currently has disputes with vendors that it believes did not bill certain charges correctly. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor. While the Company has paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of March 31, 2008, there are approximately $1.6 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. The Company is in discussion with these vendors regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on SFAS 5, “Accounting for Contingencies.”

 On April 30, 2007, we filed a complaint against KMC Data, LLC (“KMC”) in Federal District Court in the State of California asserting the KMC’s tariffed charges are unlawful and are not applicable to us. On May 23, 2007 KMC filed counter claims attempting to collect on these tariffed charges. There are approximately $684,000 of charges that we dispute. We cannot predict the outcome of these proceedings at this time. A ruling against us could have a material adverse impact on our operating results, financial condition and business performance. Of the $684,000, only $30,000 has been accrued and the remaining $654,000 would be a charge against network cost if we were to lose the complaint.

 Consulting Agreement. On or about December 29, 2006, the Company entered into a three-year consulting agreement with an affiliate pursuant to which the Company will receive services related to strategic planning, investor relations, acquisitions, and corporate governance. Pursuant to the consulting agreement, the Company is obligated to pay $13,000 per month for these services, subject to a minimum increase of 5% per year and recorded $39,000 professional services expense for consulting in the three months ending March 31, 2008.

12 — Income Taxes

At December 31, 2007, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $14.0 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards begin to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
Current assets and liabilities:
Current assets and liabilities:
Deferred revenue	$13	$(58)
Accrued expenses	83	(9)
	96	(67)
Valuation allowance	(96)	67

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$11	$53
Net operating loss carryforward	14,749	13,966
	14,760	14,019
Valuation allowance	(14,760)	(14,019)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Three Months Ended March 31,
	2008	2007
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2007 and March 31, 2008.

13 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Cash paid:
Interest	$67	$91

Non-cash information:

Issuance of common stock for cashless exercise of warrants	$165	$—

Equipment obtained under capital leases	$—	$233

Fair value of debt discount (net of put liability)	627	—

Stock issued on cashless exercise of common stock purchase options	$1	$—

14 — Subsequent Events

Private Placement of Securities - As discussed in Note 6 the Company received $1,370,000 pursuant to the sale of secured notes with individual investors and can continue to sell similar secured notes up to a maximum offering of $3 million. In April 2008 the Company received an additional $500,000 under the same terms.

Revolving Credit Facility - In April 2008, the Company entered into a revolving credit agreement pursuant to which the Company may access funds up to $1.5 million.  The Company is permitted to borrow an amount not to exceed 80% of its eligible accounts receivable. As of May 20, 2008, the Company has borrowed $1.4 million. The Company's obligations are secured by all of the assets of the Company. The availability of loan amounts under the revolving credit agreement expires on April 30, 2009. Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 10%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on the April 30, 2009.

As part of the transaction the outstanding amount of the loan that the Company actually borrows may be converted to shares of the Company's common stock. The conversion price is $1.00, subject to adjustments and limitations as provided in the Agreements. Additionally, the lender received warrants to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $1.00 which expire on April 30, 2015.

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

For the quarter ended September 30, 2005, which was the last quarter prior to the initiation of our SS-7 network expansion, we had gross margin of approximately 30.0%. As part of the network expansion which began in December 2005, we began purchasing additional network capacity on a fixed-cost and monthly recurring basis. These costs, along with other expenses related to the expansion, such as certain nonrecurring costs for installing these services, are included in our total network expenses for the year ended December 31, 2006. However, we did not begin selling services utilizing the network expansion until the quarter ended June 30, 2006. The increase in network costs without a corresponding increase in revenues was a significant factor in reducing our gross margin to (8.9)% for the year ended December 31, 2006. While we expect to continue to add to capacity, as of March 31, 2008 and 2007, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure. We believe that increasing voice minutes utilizing our network expansion will ultimately generate gross margins approximating those generated prior to the network expansion. A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

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

Our Business Model

Historically, we have been successful in implementing our business plan through the expansion of our VoIP infrastructure. Since our inception, we have grown our customer base, including the customers from our March 2006 acquisition, to include over 200 customers, including several large publicly-traded telecommunications companies and retail distribution partners. In connection with the addition of customers and the provision of related voice services, we have expanded our national VoIP infrastructure.

In 2006, we also began to dedicate significant resources to acquisition growth, completing our first acquisition in March 2006. We acquired ATI to add minutes to our network and to access new sales channels and customers. We plan to grow our business through direct sales activities and potentially through acquisitions.

Revenue. We generate revenue primarily from the sale of voice minutes that are transported across our VoIP infrastructure. In addition, ATI, as a reseller, generates revenues from the sale of voice minutes that are currently transported across other telecom service providers’ networks. However, we have migrated a significant amount of these revenues on to our VoIP infrastructure and continue to migrate ATI’s revenues. We negotiate rates per minute with our carrier customers on a case-by-case basis. The voice minutes that we sell through our retail distribution partners are typically priced at per minute rates, are packaged as calling cards and are competitive with traditional calling cards and prepaid services. Our carrier customer services agreements and our retail distribution partner agreements are typically one year in length with automatic renewals. We generally bill our customers on a weekly or monthly basis with either a prepaid balance required at the beginning of the week or month of service delivery or with net terms determined by the customers’ creditworthiness. Factors that affect our ability to increase revenue include:

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

The SS-7 based interconnection services that are purchased from the local exchange carriers, include a usage based, per minute cost component. The rates per minute for this usage based component are significantly lower than the per minute rates for off-net services. The usage based costs for SS-7 services continue to be the largest cost component of our network as we grow revenue utilizing SS-7 technology.

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2008	2007
Net revenues	100%	100%
Network costs	96	119
Gross profit	4	(19)
Operating expenses:
Sales and marketing	8	11
General and administrative	22	35
Total operating expenses	30	46
Operating loss	(26)	(65)
Gain/(loss) on option and warrant liability	—	(107)
Interest expense	5	3
Loss before provision for income tax	(31)	(175)
Net loss	(31)%	(175)%

Net Revenues. Net revenues increased $1.2 million, or 21.9%, to $6.4 million for the three months ended March 31, 2008 from $5.2 million for the three months ended March 31, 2007. We have been acquiring new customers which contributed approximately $1.6 million in additional revenues in the three months ending March 31, 2008. This increase was partially offset by a $218,000 reduction in revenues attributable to the loss of a customer due to an acquisition as well as a reduction in revenues for several large customers.

Network Costs. Network costs decreased $117,000, or 1.9%, to $6.1 million for the three months ended March 31, 2008 from $6.2 million for the three months ended March 31, 2007. Included within total network costs, variable network costs increased by $414,000 from $4.5 million (86% of revenues) for the three months ended March 31, 2007 to $4.9 million (77% of revenues) for the three months ended March 31, 2008, primarily from increased revenue, while fixed network costs decreased by $357,000 from $1.7 million for the three months ended March 31, 2007 to $1.4 million for the three months ended March 31, 2008, with the decrease coming primarily from the elimination of legacy network components that were not yet removed from the network in the three months ended March 31, 2007 while the SS-7 replacement components were concurrently being expensed. There were no significant fixed network expenses added during the three months ended March 31, 2008. Variable network costs for the three months ended March 31, 2008 include a $224,000 reduction in cost attributable to the settlement of a dispute from a prior period. Through the migration of existing customers to the SS-7 based infrastructure and the addition of new customers, the Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure.

Gross margin increased to 4% for the three months ended March 31, 2008 from a gross margin of (19)% for the three months ended March 31, 2007. This increase in gross margin was attributable to the increasing utilization of capacity and fixed costs, deployment of SS-7 based technology in the network and the continued migration of customers related to the ATI acquisition to our network from third party networks. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the three months ended March 31, 2008 was $200,000 (3.1% of net revenues) as compared to $296,000 (5.6% of net revenues) for the three months ended March 31, 2007.

Sales and Marketing. Sales and marketing expenses decreased $111,000, or 18.9% to $477,000 for the three months ended March 31, 2008 from $588,000 for the three months ended March 31, 2007. Sales and marketing expenses as a percentage of net revenues were 7.5% and 11.2% for the three months ended March 31, 2008 and 2007, respectively. Expense controls in sales and marketing resulted in decreased expenses for advertising, consulting, outsourced customer service and promotions, partially offset by an increase in compensation expense. Sales and marketing expenses included stock-based charges related to warrants and stock options of $11,000 for the three months ended March 31, 2008 and 2007.

General and Administrative. General and administrative expenses decreased $403,000 or 22.2% to $1.4 million for the three months ended March 31, 2008 from $1.8 million for the three months ended March 31, 2007. General and administrative expenses as a percentage of net revenues were 22.1% and 34.6% for the three months ended March 31, 2008 and 2007, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $79,000 and $154,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease in general and administrative expenses for the three months ended March 31, 2008 is primarily attributable to non-recurring professional service fees incurred in the three months ended March 31, 2007 for becoming a publicly traded company.

Interest Expense, net. Interest expense, net increased $243,000, or 182.7%, to $376,000 for the three months ended March 31, 2008 from $133,000 for the three months ended March 31, 2007. Interest expense for the three months ended March 31, 2008 includes $91,000 of stock-based charges and $50,000 related to an addendum to a vendor agreement.

Liquidity and Capital Resources

At March 31, 2008, we had $366,000 in cash. The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $12.8 million at March 31, 2008 and negative $12.0 million at December 31, 2007. Included in current liabilities at March 31, 2008 was $1.4 million due under strategic equipment agreements used to finance equipment purchases. The Company has agreements with vendors that allow for significantly longer terms than the terms for payment offered to the majority of its customers. This difference in payment terms has been a significant factor in the Company reporting negative working capital as part of its ongoing operations, and the Company expects this difference to continue.

Significant changes in cash flows from March 31, 2008 as compared to March 31, 2007:

Net cash used in operating activities was $568,000 for the three months ended March 31, 2008 as compared to net cash used in operating activities of $6.1 million for the three months ended March 31, 2007. The most significant use of cash in operating activities was our net loss for the three months ended March 31, 2008 of approximately $1.9 million. The primary offsets to this use of cash were add-backs related to non-cash expenses for depreciation and amortization, stock-based compensation and amortization of debt discount. In addition, a $1.1 million increase in accounts payable from December 31, 2007 reduced the use of cash from operating activities. The most significant uses of cash in operating activities for the three months ended March 31, 2007 were the $9.2 million net loss and a $1.9 million reduction in accrued expenses principally related to payments made to our professional service providers for costs primarily attributable to our initial public offering which was subsequently withdrawn in December 2006. The primary offsets to these uses of funds were the add-back of the $5.6 million non-cash loss on liability for options and warrants as well as non-cash expenses for stock based compensation and depreciation.

There were no purchases of property and equipment in the three months ended March 31, 2008. Net cash used in investing activities for the three months ended March 31, 2007 was $77,000 attributable to the purchase of network-related equipment.

Net cash provided by financing activities for the three months ended March 31, 2008 was $657,000 as compared to cash provided by financing activities of $8.9 million for the three months ended March 31, 2007. Net cash provided by financing activities for the three months ended March 31, 2008 was primarily attributable to the receipt of $1.4 million from the issuance of secured notes offset by $600,000 cancellation of debt due to loan modification. This was partially offset by payments made for capital lease obligations and to a related party. Net cash for the three months ended March 31, 2007 included the receipt of approximately $10.2 million in gross proceeds from our sale of common stock in December 2006 (proceeds were held in escrow at December  31, 2006) partially offset by the repayment of our related party credit facilities of $1.1 million.

The Company has incurred net losses of $1.9 million and $9.2 million and negative cash flow from operations of $568,000 and $6.1 million for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company has a working capital deficit of $12.8 million. The Company plans to use its current cash balance and capital raised from outside sources to fund future operating losses until the Company has grown revenues so that cash flows from operating activities are sufficient to sustain operations without the need for outside capital. Also, the Company will need additional cash from outside financing sources to continue operations and achieve its growth strategies, including cash for use in the completion of potential acquisitions.

From November 2007 to March 31, 2008, the Company received $1,370,000 pursuant to the sale of secured notes with individual investors for general working capital. The Company can continue to sell similar secured notes up to a maximum offering of $3 million. Such additional financing is necessary in order to fund ongoing operations until such time as the Company can achieve positive cash flow from operations. The Company is in the process of securing this required additional financing, however, there can be no assurance that we will be successful in completing the financing required to fund our ongoing operations or that we will continue to expand our revenue base to the extent required to achieve positive cash-flows from operations in the future. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation,” issued in 1995. Prior to the adoption of SFAS 123(R), we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions and related interpretations of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). We adopted SFAS 123(R) applying the “modified prospective transition method” under which we continue to account for non-vested equity awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption, that is, we would continue to apply APB 25 in future periods to equity awards outstanding at the date we adopted SFAS 123(R).

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

The following presents a summary of stock option grants since January 1, 2004:

Replacement for Grants Made During Quarter Ended	Number of Options Granted	Weighted- Average Exercise Price	Weighted- Average Intrinsic Value per Share	Weighted- Average Fair Value per Share
March 31, 2004	3,635,304	$0.041	$—	$0.041
September 30, 2004	554,536	$0.041	$0.171	$0.212
September 30, 2005	277,273	$0.220	$0.592	$0.811
December 31, 2005	338,885	$0.268	$0.624	$0.893
March 31, 2006	797,924	$0.453	$0.521	$0.974
June 30, 2006	110,895	$0.974	$0.745	$1.718
September 30, 2006	—	$—	$—	$—
December 31, 2006	—	$—	$—	$—
March 31, 2007	—	$—	$—	$—
June 30, 2007	—	$—	$—	$—
September 30, 2007	—	$—	$—	$—
December, 31 2007	2,350,000	$0.250	$0.000	$0.110
March 31, 2008	—	$—	$—	$—

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

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at December 31, 2007 and March 31, 2008. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of December 31, 2007, our net operating loss carryforwards for federal tax purposes were approximately $14.0 million. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. This Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Subject to applicable limitations, net operating losses subject to a Section 382 limitation are not lost if they are not utilized in a particular year. Section 382 provides that all unused net operating losses can be carried forward and aggregated with the following year’s available net operating loss.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of March 31, 2008, there is approximately $1.6 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on our financial position or results of operations.

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

The following table reflects a summary of our contractual obligations at March 31, 2008:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital lease obligations	$233	$150	$83	—	—
Operating lease obligations	262	262	—	—	—
Total	$495	$412	$83	$—	$—

Recent Accounting Pronouncements

For a discussion of the impact of recently issued accounting pronouncements, see the subsection entitled "Recent Accounting Pronouncements" contained in Note 1 of the Notes to Consolidated Financial Statements under "Item 1. Financial Statements".

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risks. We currently do not have significant exposure to foreign currency exchange rates as all of our sales are denominated in U.S. dollars.

Interest Rate Market Risk. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, deposits, other current assets, trade accounts payable, accrued expenses, deferred revenue and customer deposits, and current portion of long-term capital lease obligations approximate fair value because of the short period of time to maturity. At March 31, 2008, the carrying value of the capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Item 4T. Controls and Procedures

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

At the end of 2007, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2009, our independent registered public accountants will be required to audit management’s assessment. We completed our assessment for the fiscal year ended December 31, 2007 and identified the following material weaknesses (please see the Company’s filing on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008).

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

Because of the material weaknesses noted above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by (“COSO”).

We are in the process of implementing remediation efforts with respect to the material weaknesses which include:

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

INTERMETRO COMMUNICATIONS, INC.

Dated: May 20, 2008	By:	\s\ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: May 20, 2008	By:	\s\ Vincent Arena
Vincent Arena
Chief Financial Officer and Director