Form 10-Q
period 2008-06-30
InterMetro Communications, Inc.
filed 2008-08-19
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of August 15, 2008 there were 61,553,971 shares outstanding of the registrant’s only class of common stock.

INTERMETRO COMMUNICATIONS, INC.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except par Value)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash	$295	$277
Accounts receivable, net of allowance for doubtful accounts of $125 at June 30, 2008 and December 31, 2007	2,098	1,875
Deposits	150	180
Other current assets	441	333
Total current assets	2,984	2,665
Property and equipment, net	555	937
Goodwill	1,800	1,800
Other intangible assets, net	101	119
Other long-term assets	36	36
Total Assets	$5,476	$5,557
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable, trade	$9,289	$8,924
Accrued expenses	3,557	3,519
Bank overdraft	520	464
Deferred revenues and customer deposits	617	586
Borrowings under line of credit facilities net of debt discount of $607	963	190
Current portion of amounts and notes due to related parties	75	215
Current portion of long-term capital lease obligations	138	170
Promissory notes, including $250 from related parties	—	600
Secured notes net of debt discount of $742	1,178	—
Liability for warrant put feature	120	—
Total current liabilities	16,457	14,668
Capital lease obligations, net of current portion	63	106
Liability for warrant put feature	78	—
Total long-term liabilities	141	106
Total liabilities	16,598	14,774
Commitments and contingencies
Stockholders’ Deficit
Common stock – $0.001 par value; 150,000,000 and 50,000,000 shares authorized at June 30, 2008 and December 31, 2007; 61,353,971 and 59,575,194 shares issued and outstanding at June 30, 2008 and December 31, 2007	62	60
Additional paid-in capital	27,603	25,807
Deferred stock based compensation	(113)	(167)
Accumulated deficit	(38,674)	(34,917)
Total stockholders’ deficit	(11,122)	(9,217)
Total Liabilities and Stockholders’ Deficit	$5,476	$5,557

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$6,140	$4,931	$12,527	$10,170
Network costs	5,614	5,326	11,746	11,576
Gross profit (loss)	526	(395)	781	(1,406)
Operating expenses
Sales and marketing (includes stock based compensation of $11 and $11 for the three months ended June 30, 2008 and 2007, respectively and $21 and $21 for the six months ended June 30, 2008 and 2007, respectively)	401	521	877	1,108
General and administrative (includes stock based compensation of $79 and $939 for the three months ended June 30, 2008 and 2007, respectively and $159 and $1,094 for the six months ended June 30, 2008 and 2007, respectively)	1,440	2,963	2,851	4,777
Total operating expenses	1,841	3,484	3,728	5,885
Operating loss	(1,315)	(3,879)	(2,947)	(7,291)
Interest expense, net (includes amortization of debt discount of $263 and $0 for the three months ended June 30, 2008 and 2007, respectively and $355 and $0 for the six months ended June 30, 2008 and 2007, respectively)	526	6	902	140
Gain on forgiveness of debt	—	—	(92)	—
(Gain) loss on liability for options and warrants	—	(14)	—	5,615
Loss before provision for income taxes	(1,841)	(3,871)	(3,757)	(13,046)
Provision for income taxes	—	—	—	—
Net loss	$(1,841)	$(3,871)	$(3,757)	$(13,046)
Basic and diluted net loss per common share	$(0.03)	$(0.06)	$(0.06)	$(0.22)
Shares used to calculate basic and diluted net loss per common share (in thousands)	61,354	59,575	60,561	59,575

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)
(Dollars in Thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Based Compensation	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2008	—	$—	59,575,194	$60	$25,807	$(167)	$(34,917)	$(9,217)
Amortization of stock-based compensation	—	—	—	—	126	54	—	180
Warrant issuance	—	—	—	—	1506	—	—	1,506
Cashless warrants exercise	—	—	635,612	1	165	—	—	166
Stock issued on cashless exercise	—	—	1,143,165	1	(1)	—	—	—
Net loss for the six months ended June 30, 2008	—	—	—	—	—	—	(3,757)	(3,757)
Balance at June 30, 2008	—	$—	61,353,971	$62	$27,603	$(113)	$(38,674)	$(11,122)

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,757)	$(13,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400	537
Stock based compensation	180	1,115
Amortization of debt discount	355	—
Loss on options and warrants	—	5,615
Gain on forgiveness of debt	(92)	—
(Increase) decrease in operating assets:
Accounts receivable	(223)	(243)
Deposits	30	16
Other current assets	(108)	(57)
Other long-term assets	—	(8)
Increase (decrease) in operating liabilities:
Accounts payable, trade	364	150
Accrued expenses	296	(1,956)
Deferred revenues and customer deposits	32	(339)
Net cash used in operating activities	(2,523)	(8,216)
Cash flows from investing activities:
Purchase of property and equipment	—	(79)
Net cash used in investing activities	—	(79)
Cash flows from financing activities:
Proceeds from secured notes	1,320	—
Bank overdraft	56	—
Payment of amounts to related party	(140)	(304)
Proceeds from line of credit	1,380	—
Net proceeds from escrow for private placement	—	10,235
Cash refunded from reduction of private placement fees	—	176
Repayment of related party credit facility	—	(1,125)
Principal payments on capital lease obligations	(75)	(85)
Net cash provided by financing activities	2,541	8,897
Net increase in cash	18	602
Cash at beginning of period	277	151
Cash at end of period	$295	$753

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 — Nature of Operations and Summary of Significant Accounting Policies

Company Background — InterMetro Communications, Inc., formerly Lucy’s Cafe, Inc., (hereinafter, “InterMetro” or the “Company”) is a Nevada corporation which, through its wholly owned subsidiary, InterMetro Communications, Inc. (Delaware) (hereinafter, “InterMetro Delaware”), is engaged in the business of providing voice over Internet Protocol (“VoIP”) communications services. The Company owns and operates state-of-the-art VoIP switching equipment and network facilities that are utilized to provide traditional phone companies, wireless phone companies, calling card companies and marketers of calling cards with wholesale voice and data services, and voice-enabled application services. The Company’s customers pay the Company for minutes of utilization or bandwidth utilization on its national voice and data network and the Company’s calling card marketing customers pay per calling card sold. The Company’s business is located in Simi Valley, California.

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

Pursuant to the Business Combination, the Company issued directly to the InterMetro Delaware Investors in two phases a total of 41,540,194 shares of common stock in exchange for all of their issued and outstanding shares of common stock (the “Private Company Common Stock”) and preferred stock, and outstanding convertible promissory notes on an as converted basis. The first phase issuance occurred effectively on December 29, 2006 and included the issuance of 27,490,194 shares of common stock in exchange for the entire principal amount of the convertible promissory notes and accrued interest due, all outstanding shares of preferred stock and Private Company Common Stock held by non-employees, and a portion of the Private Company Common Stock held by employees. On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation increasing the Company’s authorized shares of common stock to 150,000,000, par value $0.001 per share, at which time the second phase of 14,049,580 shares of common stock were effectively issued in exchange for all of the remaining Private Company Common Stock held by the employees of InterMetro Delaware. All InterMetro Delaware securities were effectively cancelled except 100 shares of Private Company Common Stock which represent 100% of the outstanding stock of the wholly-owned subsidiary.

Basis of Presentation — For accounting purposes, the Business Combination was accounted for as a recapitalization of InterMetro Delaware. Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of InterMetro Delaware before the Business Combination.

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 which are included in the Form 10-KSB filed by the Company on April 15, 2008.

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

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 — Nature of Operations and Summary of Significant Accounting Policies  – (continued)

Going Concern — The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred net losses of $3,757,000 for the six months ended June 30, 2008 and $16,915,000 for the year ended December 31, 2007. In addition, the Company had total stockholders’ deficit of $11,122,000 and $9,217,000 at June 30, 2008 and December 31, 2007, respectively and a working capital deficit of $13,473,000 and $12,003,000 as of June 30, 2008 and December 31, 2007, respectively. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management believes that the recent losses are primarily attributable to costs related to supporting a robust telecommunications infrastructure that has significantly more capacity than is currently being utilized by its existing customer base as well as the cost of marketing required for continued expansion of the customer base which is expected to result in an increase in revenues in order for the Company to become profitable. The Company continues to require outside financing until such time as we can achieve positive cash flow from operations. In November and December 2007, the Company received $600,000 and in the six months ended June 30, 2008, the Company received an additional $1,320,000 pursuant to the sale of secured notes with individual investors and can continue to sell similar secured notes up to a maximum offering of $3 million. We anticipate completing the additional financing required but there can be no assurance that we will be successful in completing this required financing or that we will continue to expand our revenue base to the extent required to achieve positive cash-flows from operations in the future.

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

Principles of Consolidation — The consolidated financial statements include the accounts of InterMetro, InterMetro Delaware, and InterMetro Delaware’s wholly owned subsidiary, Advanced Tel, Inc. (“ATI”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates — In the normal course of preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition — VoIP services are recognized as revenue when services are provided, primarily based on usage. Revenues derived from sales of calling cards through retail distribution partners are deferred upon sale of the cards. These deferred revenues are recognized as revenue generally at the time card minutes are expended. The Company recognizes revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection is reasonably assured. Deferred revenue consists of fees received or billed in advance of the delivery of the services or services performed in which collection is not reasonably assured. This revenue is recognized when the services are provided and no significant Company obligations remain. Management of the Company assesses the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. Generally, management of the Company does not request collateral from customers. If management of

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 — Nature of Operations and Summary of Significant Accounting Policies  – (continued)

the Company determines that collection of revenues are not reasonably assured, amounts are deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Accounts Receivable — Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.

Network Costs — The Company’s network costs consist of telecommunication costs, leasing collocation facilities and certain build-outs, and depreciation of equipment related to the Company’s network infrastructure. It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor. As a result, the Company currently has disputes with vendors that it believes did not bill certain network charges correctly. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising costs included in sales and marketing expenses were $0 and $41,250 for the three months ended June 30, 2008 and 2007, respectively and $2,000 and $60,950 for the six months ended June 30, 2008 and 2007, respectively.

Depreciation and Amortization — Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

Telecommunications equipment	2 – 3 years
Telecommunications software	18 months to 2 years
Computer equipment	2 years
Office equipment and furniture	3 years
Leasehold improvements	Useful life or remaining lease term, which ever is shorter

Maintenance and repairs are charged to expense as incurred; significant betterments are capitalized.

Impairment of Long-Lived Assets — The Company assesses impairment of its other long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include:

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

Goodwill and Intangible Assets — The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. SFAS No. 142 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.

Stock-Based Compensation — Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation” issued in 1995. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions and related interpretations of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted SFAS 123(R) applying the “modified prospective transition method” under which it continues to account for unvested equity awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB 25 in future periods to equity awards outstanding at the date it adopted SFAS 123(R), unless the options are modified or amended.

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

There were no employee options granted during three or six months ended June 30, 2008. For grants to employees under 2007 plan in the year ended December 31, 2007, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatility is based on the historical volatility of a peer group of publicly traded entities. The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment as amended by SAB No. 110, “Shared Based Payment.” The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. These employee options granted were valued using the following assumptions:

December 31, 2007
Risk-free interest rate	3.2%
Expected lives (in years)	2.8 – 2.9
Dividend yield	0%
Expected volatility	71% – 72%
Forfeiture rate	0%

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

The Company did not recognize any expense from equity instruments issued to non-employees during the three or six months ended June 30, 2008. The Company calculated the fair value of non-employee grants for the six months ended June 30, 2007 as described in SFAS 123(R) using the following assumptions:

June 30, 2007
Risk-free interest rate	4.4%
Expected lives (in years)	4.3 Years
Dividend yield	0%
Expected volatility	93%
Forfeiture rate	0%

Debt with Detachable Warrants and/or Beneficial Conversion Feature — The Company accounts for the issuance of detachable stock purchase warrants in accordance with APB No. 14 and SFAS No. 150, whereby it separately measures the fair value of the debt and the detachable warrants, and in the case of detachable warrants with put features to the Company for cash, it also values the put feature as a separate component of the detachable warrant, and allocates the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrant and put feature for cash, which are accounted for as paid-in capital and a liability, respectively, is amortized over the estimated life of the debt. The liability created by the put feature for cash will be realized if the put is exercised or will be reversed and accounted for as paid-in-capital if the put feature expires unexercised. In accordance with the provisions of EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and Issue No. 00-27 “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ to Certain Convertible Instruments,” the Company allocates a portion of the proceeds received to any embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible debt and the fair value of the underlying common stock on the date the debt is issued. In addition, for the detachable stock purchase warrants, the Company first allocates proceeds to the stock purchase warrants and the debt and then allocates the resulting debt proceeds between the beneficial conversion feature, which is accounted for as paid-in capital, and the initial carrying amount of the debt.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short term debt. The Company maintains its cash with a major financial institution located in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. Periodically throughout the year the Company maintained balances in excess of federally insured limits. The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers and services provided from vendors. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, such losses, if any, have been within management’s expectations.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 — Nature of Operations and Summary of Significant Accounting Policies  – (continued)

The Company had no customers which individually accounted for 10% or more of net revenue for the three and six month periods ended June 30, 2008 and one customer which accounted for 12% of net revenue for the three and six month periods ended June 30, 2007.

No customer had an outstanding accounts receivable balance in excess of 10% of the total accounts receivable at June 30, 2008 or December 31, 2007.

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segment and Geographic Information — The Company operates in one principal business segment primarily in the United States. All of the operating results and identified assets are located in the United States.

Basic and Diluted Net Loss per Common Share — Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for all periods presented, the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive.

Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement is effective for the fiscal years beginning after November 15, 2007. We adopted SFAS 157 as of January 1, 2008 and have determined that the adoption of this statement did not have a material impact on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Early adoption of the statement is not permitted. SFAS 141(R) is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) will impact the accounting for business combinations completed, if any, by the Company on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 — Nature of Operations and Summary of Significant Accounting Policies  – (continued)

clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is evaluating the impact of the adoption of SFAS 160 and believes there will be no material impact on our consolidated financial statements or financial condition.

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods —  Expected Term” (“SAB 110”). According to SAB 110, under certain circumstances, the SEC staff will continue to accept, beyond December 31, 2007, the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R). We adopted SAB 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.” This statement requires enhanced disclosures about derivative instruments and hedging activities within an entity by requiring the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related, and it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is evaluating the impact of the adoption of SFAS 161 and believes there will be no material impact on our consolidated financial statements or financial condition.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No.163, “Accounting for Financial Guarantee Insurance Contracts  — an interpretation of SFAS 60.” SFAS 163 clarifies SFAS 60, “Accounting and Reporting by Insurance Enterprises,” by requiring expanded disclosures about financial guarantee insurance contracts. Additionally, it requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event), when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for those disclosures, earlier application is not permitted. The Company is evaluating the impact of the adoption of SFAS 161 and believes there will be no material impact on our consolidated financial statements or financial condition.

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2 — Acquisition and Intangible Assets  – (continued)

two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000. These amounts are payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition closing date. The amount of common stock consideration paid to the selling shareholder of ATI is subject to adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock does not reach a minimum price of $4.87 per share during the two years following the closing date. The value of this guarantee on the initial shares issued to the selling shareholder of ATI has been included in the Company’s determination of the purchase price of the ATI acquisition.

The selling shareholder of ATI may earn an additional 308,079 shares of the Company’s common stock and additional cash amounts during the two-year period following the closing upon meeting certain performance targets tied to revenue and profitability, which could make the total purchase price of this acquisition approximately $3.9 million. Half of the pay-out for the one year period following the transaction close was due to be paid on June 30, 2007 and the second half was due to be paid on June 30, 2008, however, the earn-out provisions are subject to qualitative factors and we expect to negotiate with the seller to determine the amount of earn-out that will be paid. Consequently, the Company has not accrued an earn-out. The maximum amount that could be paid for this earn-out is 308,079 shares of the Company’s common stock.

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

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2 — Acquisition and Intangible Assets  – (continued)

The consideration paid for ATI was comprised of (in thousands):

Total amounts and notes payable to related party	$400
Common stock (initial 308,079 shares issued at closing)	1,500
Direct acquisition related costs	40
Total consideration	$1,940

The purchase price of ATI was allocated as follows (in thousands):

Liabilities assumed in excess of net assets acquired	$(43)
Goodwill	1,800
Customer relationships	183
Total purchase price	$1,940

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$459
Accounts receivable	767
Other current assets	10
Total current assets acquired	1,236
Net fixed assets	42
Total assets acquired	1,278
Accounts payable	590
Accrued liabilities	731
Total current liabilities assumed	1,321
Liabilities assumed in excess of net assets acquired	$(43)

3 — Other Current Assets

The following is a summary of the Company’s other current assets (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Employee advances	$106	$66
Federal excise tax receivable	—	109
Prepaid expenses	335	158
Other current assets	$441	$333

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Telecommunications equipment	$3,218	$3,218
Computer equipment	174	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,585	3,585
Less: accumulated depreciation and amortization	(3,030)	(2,648)
Property and equipment, net	$555	$937

Depreciation expense included in network costs was $168,000 and $209,000 for the three months ended June 30, 2008 and 2007, respectively and $368,000 and $504,000 for the six months ended June 30, 2008 and 2007, respectively. Depreciation and amortization expense included in general and administrative expenses were $4,000 and $15,000 for the three months ended June 30, 2008 and 2007, respectively and $14,000 and $15,000 for the six months ended June 30, 2008 and 2007, respectively.

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company can obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its current operations. Repayment for these assets is based on the actual underlying traffic utilized by each piece of equipment, plus the issuance of a warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share. For certain assets that can be purchased under this agreement, the Company has an option to issue a predetermined warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share as full payment. In March 2008, through an addendum to the agreement, the vendor exercised 635,612 of its warrants with a cash exercise value of $165,936 in a cashless exchange for a $258,304 reduction in payables due to the vendor resulting in a $92,368 gain on forgiveness of debt. At June 30, 2008, the Company had purchased telecommunications equipment under this agreement totaling $1,439,000, of which approximately $389,000 and $651,000 remained to be paid at June 30, 2008 and December 31, 2007, respectively.

In May 2006, the Company entered into a strategic agreement with a VoIP equipment and support services provider. Under the terms of this agreement, the Company can obtain certain VoIP equipment to expand its current operations. Repayment of these assets is based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments. At June 30, 2008, the Company has purchased VoIP equipment under this agreement totaling $691,000. As of June 30, 2008, $29,000 of this amount has been paid and an additional $124,000 has been accrued to be paid based on traffic utilization. Subsequent to entering into this agreement, the Company and the equipment provider agreed to delay the initial payment for the equipment until November 2006. Since there was no agreement in place to defer any payments past November 2006, for the two months ended December 31, 2006 and the three months ended March 31, 2007, the Company expensed an estimate of potential interest due based on the value of the equipment. In May 2007, the Company and the equipment provider agreed that payments would begin for the month ended June 30, 2007, and the Company would not incur any charges for the deferment. Accordingly, in the quarter ending June 30, 2007, the Company reversed the prior periods’ interest expense estimate totaling $90,000.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Amounts due under equipment agreements	$1,158	$1,394
Commissions, network costs and other general accruals	1,419	1,125
Deferred payroll and other payroll related liabilities	502	525
Interest due on convertible promissory notes and other debt	85	5
Payments due to third party providers	393	470
Accrued expenses	$3,557	$3,519

6 — Secured Notes

In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors for general working capital in January 2008. $250,000 of the advance payments were from a related party. During the six months ended June 30, 2008, the Company received an additional $1,320,000 pursuant to the sale of additional secured notes with individual investors for a total of $1,920,000 and can continue to sell similar secured notes up to a maximum offering of $3 million. The secured notes mature 13 to 18 months after issuance and bear interest at a rate of 10% per annum due at the maturity date. The notes contained an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note that is due on the date the Company makes its first prepayment or the maturity date. The holder of each note has the right upon the occurrence of a financing equal to or greater than $10 million, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into either securities sold in the financing at the price sold or common stock by dividing the conversion amount by $1.00. The secured notes are collateralized by substantially all of the assets of the Company.

In connection with the notes, the Company issued two common stock purchase warrants for every dollar received or 3.84 million common stock purchase warrants with an exercise price of $1.00, 1.92 million of which expire on January 16, 2013 (the “Initial Warrants”) and 1.92 million of which expire on February 1, 2014 (the “Additional Warrants”). With respect to the 1.92 million Initial Warrants issued in this financing, if such warrants are still held by the lenders at February 1, 2009, the lenders will be entitled to receive a payment (the “Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Reference Price”) is less than $1.00. The Reference Payment will be equal to the difference between $1.00 and the Reference Price. The Company, in its sole discretion, will have the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders. If the Company elects to make the above payment by issuing Common Stock any time after the maturity date of the note until the first anniversary of the date thereof the holder may submit the Common Stock to the Company for $0.15 per share of Common Stock.

With respect to the remaining 1.92 million Additional Warrants issued in this financing that expire on February 1, 2014, if such warrants are still held by the lenders at February 1, 2009, the lenders will be entitled to receive a payment (the “Second Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Second Reference Price”) is less than $2.00. The Second Reference Payment will be equal to the difference between $2.00 and the Second Reference Price up to a maximum value of $1.00. The Company, in its sole discretion, will have the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6 — Secured Notes  – (continued)

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

The Company allocated the proceeds received between the notes and warrants in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The Company engaged an independent third party to perform the valuation of the warrants on the respective issuance dates for warrants issued during the three months ended March 31, 2008 and used the valuation for the warrants issued January 16, 2008 to determine the value of warrants issued in the three months ended June 30, 2008. Rather than re-engaging an independent third party to perform new valuations at the April 30, 2008 and June 16, 2008 warrant issuance dates, the Company determined that the closing stock price of $0.25 at January 16, 2008 along with all other assumptions used for the January 16, 2008 warrant valuation are materially representative of the assumptions and resultant valuations that would be used for the warrant issuances in the three month period ending June 30, 2008. On this basis, the value associated with all the warrants totaled $975,000 and was recorded as an offset to the principal balance of the secured notes and is being amortized into interest expense using the effective interest method. The total expense recorded by the Company was $141,000 and $233,000 for the three and six months ended June 30, 2008, respectively. The net amount of the notes of $945,000 has been recorded as of June 30, 2008.

The Initial Warrants also contain a put feature (not included in the Additional Warrants), which gives the holder the option to put the warrant back to the Company for $0.15 per share. The holder can exercise its put option after the maturity date and has the ability to do so for one year. In addition, if the Company pays stock out for the warrants at the maturity date, the holder would have the right to put the common stock issued back to the Company for $0.15 per share. In both instances, the Company has determined that the put option associated with the Initial Warrants causes the instrument to contain a net cash settlement feature. As a result, in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the put option in the Initial Warrants requires liability treatment. Additionally, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company will continue to report the fair value of the put option until either the liability is paid or the option is expired. Any changes in the fair value of the put liability will be recorded as a gain or loss. A put warrant liability of $78,000 was determined and has been recorded as of June 30, 2008 using the same valuation methodology as described in detail in the preceeding paragraph in regards to the warrant valuation for the three months ended June 30, 2008. The Company did not obtain an additional third-party valuation of the warrants issued in the three months ended June 30, 2008 or the revaluation of the liability associated with the put feature of the warrants as of June 30, 2008 and used the same range of assumptions that were used at January 16, 2008.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6 — Secured Notes  – (continued)

The warrants and put feature associated with the $600,000 promissory notes from the period ended December 31, 2007 were valued using the following range of assumptions:

January 16, 2008
Risk-free interest rate	2.98% – 3.14%
Expected lives (in years)	12 – 18 months
Dividend yield	0%
Expected volatility	81.2% – 87.7%
Forfeiture rate	0%

The warrants and put feature associated with the $770,000 secured notes from the quarter ended March 31, 2008 were valued using the following range of assumptions:

March 31, 2008
Risk-free interest rate	2.98% – 3.14%
Expected lives (in years)	9 – 15 months
Dividend yield	0%
Expected volatility	100.1% – 103.4%
Forfeiture rate	0%

The warrants and put feature associated with the $500,000 of the secured notes from the quarter ended June 30, 2008 were valued using the following range of assumptions:

April 30, 2008
Risk-free interest rate	2.98% – 3.14%
Expected lives (in years)	12 – 18 months
Dividend yield	0%
Expected volatility	81.2% – 87.7%
Forfeiture rate	0%

The warrants and put feature associated with the $50,000 of the secured notes from the quarter ended June 30, 2008 were valued using the following range of assumptions:

June 16, 2008
Risk-free interest rate	2.98% – 3.14%
Expected lives (in years)	12 – 18 months
Dividend yield	0%
Expected volatility	81.2% – 87.7%
Forfeiture rate	0%

In connection with the put feature of the warrants, the Company revalues the put warrant liability and calculates the gain or loss on the put warrant liability valuation at each period end date. The resultant gain for the three month period ended June 30, 2008 was not material and was not recorded by the Company. The put feature liability associated with the $1,920,000 of the secured notes was valued using the following range of assumptions:

June 30, 2008
Risk-free interest rate	2.98% – 3.14%
Expected lives (in years)	12 – 18 months
Dividend yield	0%
Expected volatility	81.2% – 87.7%
Forfeiture rate	0%

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7 — Common and Preferred Stock

Common Stock — As of June 30, 2008, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 61,353,971 shares were issued and outstanding.

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

Preferred Stock — On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued and outstanding.

8 — Stock Options and Warrants

2004 Stock Option Plan — Effective January 1, 2004, the Company’s Board of Directors adopted the 2004 Stock Option Plan for Directors, Officers, and Employees of and Consultants to InterMetro Communications, Inc. (the “2004 Plan”). All stock options to purchase Private Company Common Stock issued under the 2004 Plan were converted into stock options to purchase shares of the Company’s common stock in connection with the Business Combination. The number of shares subject to the options and the exercise prices are presented on a pro forma basis as if the Business Combination had occurred at the beginning of the periods presented. The exercise periods and other terms and conditions of the stock options remained the same.

A total of 5,730,222 shares of the Company’s common stock, as adjusted for share splits, had been reserved for issuance at June 30, 2008 and December 31, 2007. Upon shareholder ratification of the 2004 Plan pursuant to the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 6, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

As of June 30, 2008, the Company has granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in the quarter ended September 2007, 154,043 expired in the quarter ended March 31, 2008 and 61,614 expired in the current quarter ended June 30, 2008. In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options. Of the remaining, 3,296,404 vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

Omnibus Stock and Incentive Plan — Effective January 19, 2007, our Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. Our shareholders ratified the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8 — Stock Options and Warrants  – (continued)

Securities and Exchange Commission which was declared effective on May 10, 2007. Any employee or director of, or consultant for, us or any of our subsidiaries or other affiliates will be eligible to receive awards under the 2007 Plan. We have reserved 8,903,410 shares of common stock for awards under the 2007 Plan.

In 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant. No stock options to purchase shares of common stock were granted under the 2007 plan in the six months ended June 30, 2008.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the six months ended June 30, 2008 (unaudited):

	Number of Shares	Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	7,756,742	$—	$0.18	7.56	$821,508
Granted	—	—	—
Exercised	1,232,320	—	0.04		135,847
Forfeited/expired	523,734	—	0.04
Options outstanding at June 30, 2008	6,000,688		0.21	7.50	1,809,679
Options vested and expected to vest in the future at June 30, 2008	6,000,688		0.21	7.50	1,809,679
Options exercisable at June 30, 2008	4,821,223		0.19	7.18	1,542,444

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the six month period ended June 30, 2008 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008.

Additional information with respect to the outstanding options at June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.04	1,478,748	5.50	$0.04	1,478,748	$0.04
0.04	154,039	5.75	0.04	154,039	0.04
0.04	431,307	6.00	0.04	431,307	0.04
0.04	123,231	6.50	0.04	123,231	0.04
0.22	277,269	7.25	0.22	221,815	0.22
0.25	2,350,000	9.25	0.25	1,468,753	0.25
0.27	338,884	7.25	0.27	254,163	0.27
0.41	643,879	7.50	0.41	520,033	0.41
0.81	110,908	7.50	0.81	76,711	0.81
0.97	92,423	7.75	0.97	92,423	0.97
	6,000,688			4,821,223

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8 — Stock Options and Warrants  – (continued)

For option grants prior to January 1, 2006, the intrinsic value per share is being recognized over the applicable vesting period which equals the service period. For option grants after December 31, 2006, the compensation cost was determined based on the fair value of the options and is being recognized over the applicable vesting period which equals the service period.

At June 30, 2008, 1,170,691 of the Company’s outstanding options were granted with exercise prices at or below fair value. Compensation expense recognized in the consolidated statements of operations in connection with these options was $27,000 and $51,000 during the three months ended June 30, 2008 and 2007, respectively and $54,000 and $102,000 during the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, there was $441,000 of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans. The cost is expected to be recognized over a weighted average period of approximately 2 years.

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

The Company calculated the value of those options, valued under the fair value method, which would be exercisable at a later date based on EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The value associated with the liability was estimated at $5,384,000 at December 29, 2006, the date of the Business Combination, and was recorded as an offset to additional paid in capital on that date. At December 31, 2006, the Company estimated that there had been no change in the value of these options since the date of the Business Combination. The Company determined the fair market value of this liability to be $11,013,000 at March 31, 2007 and as such recorded a derivative loss of $5,629,000 for the three months ended March 31, 2007. On May 31, 2007 the Company increased the number of its authorized shares of common stock and determined that as of that date there was no longer a liability for the options. The Company determined the fair market value of this liability to be $10,999,225 at May 31, 2007 and as such recorded a derivative gain of $13,528 for the three months ended June 30, 2007. The value associated with the liability was then credited to additional paid in capital.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9 — Liability for Options  – (continued)

The Company calculated the fair value of these grants as described in SFAS 123R using the following assumptions:

	December 31, 2006	March 31, 2007	May 31, 2007
Risk-free interest rate	4.7%	4.5%	4.8%
Expected lives (in years)	3.6 years to 5.4 years	3.5 years to 5.3 years	2.8 years to 4.5 years
Dividend yield	0%	0%	0%
Expected volatility	84% – 101%	77% – 93%	65% – 92%

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

Revolving Credit Facility — The Company entered into agreements (the “Agreements”), effective as of April 30, 2008 (the “Closing Date”), with Moriah Capital, L.P. (“Moriah”), pursuant to which the Company may access funds up to $1,500,000.

Pursuant to the Agreements, the Company is permitted to borrow an amount not to exceed 80% of its eligible accounts (as defined in the Agreements), net of all taxes, discounts, allowances and credits given or claimed. As of June 30, 2008 the Company has borrowed $1,380,000. The Company’s obligations under the loans are secured by all of the assets of the Company, including but not limited to accounts receivable; provided, however, that Moriah’s lien on the collateral other than accounts receivable (as such terms are defined in the Agreements) are subject to the prior lien of the holders of the Company’s outstanding secured notes. The Agreements include covenants that the Company must maintain, including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and limitations on the amount of current liabilities. The covenants take effect beginning October 1, 2008.

The availability of loan amounts under the Agreements expires on April 30, 2009. Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes plus (B) 4% or (ii) 10%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on the April 30, 2009.

In accordance with the agreement, the outstanding amount of the loan at any given time may be converted into shares of the Company’s common stock at the option of the lender. The conversion price is $1.00, subject to adjustments and limitations as provided in the Agreements.

The Company has also agreed to register the resale of shares of the Company’s common stock issuable under the Agreements and the shares issuable upon conversion of the convertible note if the Company files a registration statement for its own account or for the account of any holder of the Company’s common stock.

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10 — Credit Facilities  – (continued)

Subject to certain conditions and limitations, the Company can terminate the ability to fund loans under the Agreements at any time if there are no loans outstanding.

As part of the transaction, Moriah received warrants to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $1.00 which expire on April 30, 2015. The Company accounts for the issuance of detachable stock purchase warrants in accordance with APB No. 14 and SFAS No. 150, whereby it separately measures the fair value of the debt and the detachable warrants, and in the case of detachable warrants with put features to the Company for cash, it also values the put feature as a separate component of the detachable warrant, and allocates the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrant and put feature for cash, which are accounted for as paid-in capital and a liability, respectively, is amortized over the estimated life of the debt. The warrants were valued using the Black-Scholes option-pricing model using the assumptions noted in the table below. The value associated with the warrants was $730,000 and was recorded as an offset to the principal balance of the revolving credit facility and is being amortized on a straight-line basis over the term of the Agreement. As discussed below, the put option liability was $120,000 and the $610,000 difference was credited to Additional Paid in Capital. The expense recognized by the Company in the quarter ended June 30, 2008 as the amortization of the debt discount was $122,000.

June 30, 2008
Risk-free interest rate	2.62%
Expected lives (in years)	7 years
Dividend yield	0%
Expected volatility	93.0%
Forfeiture rate	0%

The Company has also granted Moriah an option as part of the Agreements pursuant to which Moriah can sell the warrants back to the Company for $120,000 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or April 30, 2009. The Company has determined that the put option associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the put option requires liability treatment. As a result, the put warrant liability was recorded at the warrant purchase price of $120,000 as of June 30, 2008.

11 — Commitments and Contingencies

Vendor Agreements — The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes — It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor. The Company currently has disputes with vendors that it believes did not bill certain charges correctly. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor. While the Company has paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of June 30, 2008, there are approximately $1.8 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. The Company is in discussion with these vendors regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on the Company’s financial position

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11 — Commitments and Contingencies  – (continued)

or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on SFAS 5, “Accounting for Contingencies.”

On April 30, 2007, we filed a complaint against KMC Data, LLC (“KMC”) in Federal District Court in the State of California asserting the KMC’s tariffed charges are unlawful and are not applicable to us. On May 23, 2007 KMC filed counter claims attempting to collect on these tariffed charges. There are approximately $728,000 of charges that we dispute. We cannot predict the outcome of these proceedings at this time. A ruling against us could have a material adverse impact on our operating results, financial condition and business performance. Of the $728,000, only $30,000 has been accrued and the remaining $698,000 would be a charge against network cost if we were to lose the complaint.

Consulting Agreement.  On or about December 29, 2006, the Company entered into a three-year consulting agreement with an affiliate pursuant to which the Company will receive services related to strategic planning, investor relations, acquisitions, and corporate governance. Pursuant to the consulting agreement, the Company is obligated to pay $13,000 per month for these services, subject to a minimum increase of 5% per year and recorded $39,000 and $78,000 professional services expense for consulting in the three and six month periods ending June 30, 2008, respectively.

12 — Income Taxes

At December 31, 2007, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $14.0 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards begin to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Current assets and liabilities:
Current assets and liabilities:
Deferred revenue	$28	$(58)
Accrued expenses	108	(9)
	136	(67)
Valuation allowance	(136)	67
Net current deferred tax asset	$—	$—
Non-current assets and liabilities:
Depreciation and amortization	$19	$53
Net operating loss carryforward	15,486	13,966
	15,505	14,019
Valuation allowance	(15,505)	(14,019)
Net non-current deferred tax asset	$—	$—

INTERMETRO COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12 — Income Taxes  – (continued)

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Six Months Ended June 30,
	2008	2007
	(Unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at June 30, 2008 and December 31, 2007.

13 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Cash paid:
Interest	$110	$173
Non-cash information:
Issuance of common stock for cashless exercise of warrants	$165	$—
Cancellation of debt due to loan modification	$600	$—
Equipment obtained under capital leases	$—	$233
Fair value of debt discount (net of put liability)	$1,506	$—
Stock issued on cashless exercise of common stock purchase options	$1	$—

Item 2. Management’s Discussion and Analysis

Cautionary Statements

This Report contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Report. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;
(b)	potential fluctuation in quarterly results;
(c)	our failure to earn revenues or profits;
(d)	inadequate capital and barriers to raising capital or to obtaining the financing needed to implement our business plans;
(e)	changes in demand for our products and services;
(f)	rapid and significant changes in markets;
(g)	litigation with or legal claims and allegations by outside parties;
(h)	insufficient revenues to cover operating costs;
(i)	the possibility we may be unable to manage our growth;
(j)	extensive competition;
(k)	loss of members of our senior management;
(l)	our dependence on local exchange carriers;
(m)	our need to effectively integrate businesses we acquire;
(n)	risks related to acceptance, changes in, and failure and security of, technology;
(o)	regulatory interpretations and changes; and
(p)	malfunction of equipment or other aspects of VoIP infrastructure.

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

For the quarter ended September 30, 2005, which was the last quarter prior to the initiation of our SS-7 network expansion, we had gross margin of approximately 30.0%. As part of the network expansion which began in December 2005, we began purchasing additional network capacity on a fixed-cost and monthly recurring basis. These costs, along with other expenses related to the expansion, such as certain nonrecurring costs for installing these services, are included in our total network expenses for the year ended December 31, 2006. However, we did not begin selling services utilizing the network expansion until the quarter ended June 30, 2006. The increase in network costs without a corresponding increase in revenues was a significant factor in reducing our gross margin to (8.9)% for the year ended December 31, 2006. While we expect to continue to add to capacity, as of June 30, 2008 and 2007, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure. We believe that increasing voice minutes utilizing our network expansion will ultimately generate gross margins approximating those generated prior to the network expansion. A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

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

Results of Operations for the Three Months Ended June 30, 2008 and 2007

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended June 30,
	2008	2007
Net revenues	100%	100%
Network costs	91	108
Gross profit	9	(8)
Operating expenses:
Sales and marketing	7	11
General and administrative	23	60
Total operating expenses	30	71
Operating loss	(21)	(79)
Gain/(loss) on option and warrant liability	—	—
Interest expense	9	—
Loss before provision for income tax	(30)	(79)
Net loss	(30)%	(79)%

Net Revenue.  Net revenues increased $1.2 million, or 24.5%, to $6.1 million for the three months ended June 30, 2008 from $4.9 million for the three months ended June 30, 2007. We have been acquiring new customers which contributed approximately $976,000 in additional revenues in the three months ending June 30, 2008 and have also had increasing revenue from existing customers.

Network Costs.  Network costs increased $288,000, or 5.4%, to $5.6 million for the three months ended June 30, 2008 from $5.3 million for the three months ended June 30, 2007. Included within total network costs, variable network costs increased by $390,000 to $5.0 million (81.8% of revenues) for the three months ended June 30, 2008 from $4.6 million (94.0% of revenues) for the three months ended June 30, 2007, primarily from increased revenue, while fixed network costs decreased by $101,000 to $589,000 for the three months ended June 30, 2008 from $691,000 for the three months ended June 30, 2007, with the decrease coming primarily from the elimination of legacy network components that were not yet removed from the network in the three months ended June 30, 2007 while the SS-7 replacement components were concurrently being expensed. There were no significant fixed network expenses added during the three months ended June 30, 2008. Through the migration of existing customers to the SS-7 based infrastructure and the addition of new customers, the Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure.

Gross margin increased to 9% for the three months ended June 30, 2008 from a gross margin of (8)% for the three months ended June 30, 2007. This increase in gross margin was attributable to the increasing utilization of capacity and fixed costs, deployment of SS-7 based technology in the network and the continued migration of customers related to the ATI acquisition to our network from third party networks. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the three months ended June 30, 2008 was $168,000 (2.7% of net revenues) as compared to $209,000 (4.2% of net revenues) for the three months ended June 30, 2007.

Sales and Marketing.  Sales and marketing expenses decreased $120,000, or 23.0% to $401,000 for the three months ended June 30, 2008 from $521,000 for the three months ended June 30, 2007. Sales and marketing expenses as a percentage of net revenues were 6.5% and 10.6% for the three months ended June 30, 2008 and 2007, respectively. The Company’s efforts to minimize expenses in sales and marketing resulted in decreased expenses for advertising, consulting, outsourced customer service and promotions, partially offset by an increase in compensation expense. Sales and marketing expenses included stock-based charges related to warrants and stock options of $11,000 for the three months ended June 30, 2008 and 2007.

General and Administrative.  General and administrative expenses decreased $1.5 million or 51.47% to $1.4 million for the three months ended June 30, 2008 from $3.0 million for the three months ended June 30, 2007. General and administrative expenses as a percentage of net revenues were 23.4% and 60.1% for the three months ended June 30, 2008 and 2007, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $79,000 and $939,000 for the three months ended June 30, 2008 and 2007, respectively. The three months ended June 30, 2007 included a $819,000 non-recurring charge related to warrants. The additional approximate $700,000 decrease in general and administrative expenses for the three months ended June 30, 2008 is primarily attributable to a $417,000 reduction in professional service fees, a $234,000 reduction in payroll related expenses due to reduction in workforce and a $77,000 reduction in the cost of insurance as the company has continued to minimize expenses. Certain professional service fees in the three months ended June 30, 2007 were non-recurring fees attributable to becoming a publicly traded company.

Interest Expense, Net.  Interest expense, net increased $520,000 to $526,000 for the three months ended June 30, 2008 from $6,000 for the three months ended June 30, 2007. Interest expense for the three months ended June 30, 2008 includes $263,000 amortization of debt discount. Interest expense for the three months ended June 30, 2007 includes a $90,000 non-recurring credit related to renegotiation of a fixed asset purchase agreement.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Six Months Ended June 30,
	2008	2007
Net revenues	100%	100%
Network costs	94	114
Gross profit	6	(14)
Operating expenses:
Sales and marketing	7	11
General and administrative	23	47
Total operating expenses	30	58
Operating loss	(24)	(72)
Gain of forgiveness of debt	1	—
Gain/(loss) on option and warrant liability	—	(55)
Interest expense	7	1
Loss before provision for income tax	(30)	(128)
Net loss	(30)%	(128)%

Net Revenues.  Net revenues increased $2.4 million, or 23.2%, to $12.5 million for the six months ended June 30, 2008 from $10.1 million for the six months ended June 30, 2007. We have been acquiring new customers which contributed approximately $2.2 million in additional revenues in the six months ending June 30, 2008 and have also had increasing revenue from existing customers. This increase was partially offset by a $218,000 reduction in revenues attributable to the loss of a customer due to an acquisition as well as a reduction in revenues for several large customers.

Network Costs.  Network costs increased $170,000, or 1.5%, to $11.7 million for the six months ended June 30, 2008 from $11.6 million for the six months ended June 30, 2007. Included within total network costs, variable network costs increased by $474,000 to $10.4 million (83.0% of revenues) for the six months ended June 30, 2008 from $9.9 million (97.6% of revenues) for the six months ended June 30, 2007, primarily from increased revenue, while fixed network costs decreased by $302,000 to $1.3 million for the six months ended June 30, 2008 from $1.6 million for the six months ended June 30, 2007, with the decrease coming primarily from the elimination of legacy network components that were not yet removed from the network in the three months ended June 30, 2007 while the SS-7 replacement components were concurrently being expensed. There were no significant fixed network expenses added during the three months ended June 30, 2008. Through the migration of existing customers to the SS-7 based infrastructure and the addition of new customers, the Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure.

Gross margin increased to 6% for the six months ended June 30, 2008 from a gross margin of (14)% for the six months ended June 30, 2007. This increase in gross margin was attributable to the increasing utilization of capacity and fixed costs, deployment of SS-7 based technology in the network and the continued migration of customers related to the ATI acquisition to our network from third party networks. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the six months ended June 30, 2008 was $368,000 (2.9% of net revenues) as compared to $504,000 (5.0% of net revenues) for the six months ended June 30, 2007.

Sales and Marketing.  Sales and marketing expenses decreased $231,000, or 20.8% to $877,000 for the six months ended June 30, 2008 from $1.1 million for the six months ended June 30, 2007. Sales and marketing expenses as a percentage of net revenues were 7.0% and 10.9% for the six months ended June 30, 2008 and 2007, respectively. The Company’s efforts to minimize expenses in sales and marketing resulted in decreased expenses for advertising, consulting, outsourced customer service and promotions, partially offset by an increase in compensation expense. Sales and marketing expenses included stock-based charges related to warrants and stock options of $21,000 for the six months ended June 30, 2008 and 2007.

General and Administrative.  General and administrative expenses decreased $1.9 million or 40.3% to $2.9 million for the six months ended June 30, 2008 from $4.8 million for the six months ended June 30, 2007. General and administrative expenses as a percentage of net revenues were 22.7% and 47.0% for the six months ended June 30, 2008 and 2007, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $159,000 and $1.1 million for the six months ended June 30, 2008 and 2007, respectively. The six months ended June 30, 2007 included a $819,000 non-recurring charge related to warrants. The additional approximate $1.1 million decrease in general and administrative expenses for the six months ended June 30, 2008 is primarily attributable to a $795,000 reduction in professional service fees and a $434,000 reduction in payroll related expenses due to reduction in workforce. Certain professional service fees in the six months ended June 30, 2007 were non-recurring fees attributable to becoming a publicly traded company.

Interest Expense, Net.  Interest expense, net increased $762,000 to $902,000 for the six months ended June 30, 2008 from $140,000 for the six months ended June 30, 2007. Interest expense for the six months ended June 30, 2008 includes $355,000 amortization of debt discount and $50,000 related to an addendum to a vendor agreement. Interest expense for the three months ended June 30, 2007 includes a $90,000 non-recurring credit related to renegotiation of a fixed asset purchase agreement.

Liquidity and Capital Resources

At June 30, 2008, we had $295,000 in cash. The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $13.5 million at June 30, 2008 and negative $12.0 million at December 31, 2007. Included in current liabilities at June 30, 2008 was $1.2 million due under strategic equipment agreements used to finance equipment purchases. The Company has agreements with vendors that allow for significantly longer terms than the terms for payment offered to the majority of its customers. This difference in payment terms has been a significant factor in the Company reporting negative working capital as part of its ongoing operations, and the Company expects this difference to continue.

Significant changes in cash flows from the six months ended June 30, 2008 as compared to the six months ended June 30, 2007:

Net cash used in operating activities was $2.5 million for the six months ended June 30, 2008 as compared to net cash used in operating activities of $8.2 million for the six months ended June 30, 2007. The most significant use of cash in operating activities was our net loss for the six months ended June 30, 2008 of approximately $3.8 million. The primary offsets to this use of cash were add-backs related to non-cash expenses for depreciation and amortization, stock-based compensation and amortization of debt discount. In addition, a $660,000 increase in accounts payable and accrued expenses from December 31, 2007 reduced the use of cash from operating activities. The most significant uses of cash in operating activities for the six months ended June 30, 2007 were the $13.0 million net loss and a $2.0 million reduction in accrued expenses principally related to payments made to our professional service providers for costs primarily attributable to our initial public offering which was subsequently withdrawn in December 2006. Partially offsetting these uses of funds was the add-back of the $5.6 million non-cash loss on liability for options and warrants as well as non-cash expenses for stock based compensation and depreciation.

There were no purchases of property and equipment in the six months ended June 30, 2008. Net cash used in investing activities for the six months ended June 30, 2007 was $79,000 attributable to the purchase of network-related equipment.

Net cash provided by financing activities for the six months ended June 30, 2008 was $2.5 million as compared to cash provided by financing activities of $8.9 million for the six months ended June 30, 2007. Net cash provided by financing activities for the six months ended June 30, 2008 was primarily attributable to the receipt of $1.9 million from the issuance of secured notes offset by $600,000 cancellation of debt due to loan modification and $1.4 million proceeds from an asset based line of credit. This was partially offset by payments made for capital lease obligations and to a related party. Net cash for the six months ended June 30, 2007 included the receipt of approximately $10.2 million in gross proceeds from our sale of common stock in December 2006 (proceeds were held in escrow at December 31, 2006) partially offset by the repayment of our related party credit facilities of $1.1 million.

The Company has incurred net losses of $3.8 million and $13.0 million and negative cash flow from operations of $2.5 million and $8.2 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company has a working capital deficit of $13.5 million. The Company plans to use its current cash balance and capital raised from outside sources to fund future operating losses until the Company has grown revenues so that cash flows from operating activities are sufficient to sustain operations without the need for outside capital. Also, the Company will need additional cash from outside financing sources to continue operations and achieve its growth strategies, including cash for use in the completion of potential acquisitions.

From November 2007 to June 30, 2008, the Company received $1,920,000 pursuant to the sale of secured notes with individual investors for general working capital. The Company can continue to sell similar secured notes up to a maximum offering of $3 million. Such additional financing is necessary in order to fund ongoing operations until such time as the Company can achieve positive cash flow from operations. The Company is in the process of securing this required additional financing, however, there can be no assurance that we will be successful in completing the financing required to fund our ongoing operations or that we will continue to expand our revenue base to the extent required to achieve positive cash-flows from operations in the future. The Company also has borrowed $1.4 million on a $1.5 million asset-based line of credit (see Note 10 to the Consolidate Financial Statements). These circumstances raise substantial doubt about our ability to continue as a going concern.

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

Revolving Credit Facility — In April 2008, the Company entered into a convertible revolving credit agreement pursuant to which the Company may access funds up to $1.5 million. The Company is permitted to borrow an amount not to exceed 80% of its eligible accounts receivable. As of June 30, 2008, the Company has borrowed $1.4 million. The Company’s obligations are secured by all of the assets of the Company. The availability of loan amounts under the revolving credit agreement expires on April 30, 2009. Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 10%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on the April 30, 2009. (See Note 10 to the Consolidated Financial Statements for detailed discussion.).

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

The following presents a summary of stock option grants since January 1, 2004:

Replacement for Grants Made During Quarter Ended	Number of Options Granted	Weighted- Average Exercise Price	Weighted- Average Intrinsic Value per Share	Weighted- Average Fair Value per Share
March 31, 2004	3,635,304	$0.041	$—	$0.041
September 30, 2004	554,536	$0.041	$0.171	$0.212
September 30, 2005	277,273	$0.220	$0.592	$0.811
December 31, 2005	338,885	$0.268	$0.624	$0.893
March 31, 2006	797,924	$0.453	$0.521	$0.974
June 30, 2006	110,895	$0.974	$0.745	$1.718
September 30, 2006	—	$—	$—	$—
December 31, 2006	—	$—	$—	$—
March 31, 2007	—	$—	$—	$—
June 30, 2007	—	$—	$—	$—
September 30, 2007	—	$—	$—	$—
December 31, 2007	2,350,000	$0.250	$0.000	$0.110
March 31, 2008	—	$—	$—	$—
June 30, 2008	—	$—	$—	$—

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

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at June 30, 2008 and December 31, 2007. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of June 30, 2008, there is approximately $1.8 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on our financial position or results of operations.

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

The following table reflects a summary of our contractual obligations at June 30, 2008:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Capital lease obligations	$201	$138	$63	—	—
Operating lease obligations	197	197	—	—	—
Total	$398	$335	$63	$—	$—

Recent Accounting Pronouncements

For a discussion of the impact of recently issued accounting pronouncements, see the subsection entitled “Recent Accounting Pronouncements” contained in Note 1 of the Notes to Consolidated Financial Statements under “Item 1. Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risks.  We currently do not have significant exposure to foreign currency exchange rates as all of our sales are denominated in U.S. dollars.

Interest Rate Market Risk.  Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, deposits, other current assets, trade accounts payable, accrued expenses, deferred revenue and customer deposits, and current portion of long-term capital lease obligations approximate fair value because of the short period of time to maturity. At June 30, 2008, the carrying value of the capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

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

Based upon their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures are effective, except to the extent of the material weaknesses disclosed below, to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2009, our independent registered public accountants will be required to audit management’s assessment. We completed our assessment for the fiscal year ended December 31, 2007 and identified the following material weaknesses which have continued to be material weaknesses at June 30, 2008 (please see the Company’s filing on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008).

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

Because of the material weaknesses noted above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by (“COSO”).

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In May 2006, the Company entered into an equipment agreement (“Equipment Agreement”) with Cantata Technology, Inc. (“Cantata”). The Company and Cantata have been unsuccessful in their efforts to informally resolve issues relating to the lack of performance of the equipment received under the Equipment Agreement. In August 2008, the Company received notice that it is a defendant in a lawsuit filed in United States District Court by Cantata seeking payment of approximately $1.1 million for the equipment and $63,000 for additional equipment support. The potential liability for the equipment is accounted for on the Company’s balance sheet in accounts payable and accrued expenses. The Company intends to rigorously defend itself in this matter and expects to file counterclaims including, but not limited to, breach of contract and misrepresentation.

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

INTERMETRO COMMUNICATIONS, INC.

Dated: August 19, 2008	By: /s/ Charles Rice Charles Rice Chairman of the Board, Chief Executive Officer, and President
Dated: August 19, 2008	By: /s/ Vincent Arena Vincent Arena Chief Financial Officer and Director