Form 10-Q
period 2008-09-30
InterMetro Communications, Inc.
filed 2008-11-20
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 14, 2008 there were 61,553,971 shares outstanding of the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash	$1,047	$277
Accounts receivable, net of allowance for doubtful accounts of $125 at September 30, 2008 and December 31, 2007	2,256	1,875
Deposits	150	180
Other current assets	414	333
Total current assets	3,867	2,665
Property and equipment, net	473	937
Goodwill	1,800	1,800
Other intangible assets, net	92	119
Other long-term assets	36	36
Total Assets	$6,268	$5,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable, trade	$10,587	$8,924
Accrued expenses	3,568	3,519
Bank overdraft	555	464
Deferred revenues and customer deposits	867	586
Borrowings under line of credit facilities net of debt discount of $273 in 2008	1,887	190
Notes payable, related party	75	215
Current portion of long-term capital lease obligations	141	170
Promissory notes, including $250 from related parties	—	600
Secured notes, including $500 from related parties net of debt discount of $572 in 2008	1,348	—
Liability for warrant put feature	180	—
Total current liabilities	19,208	14,668

Capital lease obligations, net of current portion	32	106
Liability for warrant put feature	78	—
Total long-term liabilities	110	106
Total liabilities	19,318	14,774

Commitments and contingencies

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock — $0.001 par value; 150,000,000 and 50,000,000 shares authorized at September 30, 2008 and December 31, 2007; 61,553,971 and 59,575,194 shares issued and outstanding at September 30, 2008 and December 31, 2007	62	60
Additional paid-in capital	27,383	25,807
Deferred stock based compensation	—	(167)
Accumulated deficit	(40,495)	(34,917)
Total stockholders’ deficit	(13,050)	(9,217)
Total Liabilities and Stockholders’ Deficit	$6,268	$5,557

The accompanying notes are an integral part of these consolidated financial statements

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30 ,
	2008	2007	2008	2007
Net revenues	$6,402	$5,709	$18,930	$15,879
Network costs	5,799	5,581	17,545	17,156
Gross profit (loss)	603	128	1,385	(1,277)
Operating expenses
Sales and marketing (includes stock based compensation of $11 for each of the three months ended September 30, 2008 and 2007, respectively and $32 for each of the nine months ended September 30, 2008 and 2007, respectively)	438	477	1,316	1,586
General and administrative (includes stock based compensation of $74 and $77 for the three months ended September 30, 2008 and 2007, respectively and $233 and $1,170 for the nine months ended September 30, 2008 and 2007, respectively.)	1,337	1,719	4,188	6,494
Total operating expenses	1,775	2,196	5,504	8,080
Operating loss	(1,172)	(2,068)	(4,119)	(9,357)
Interest expense, net (includes amortization of debt discount of $273 and $0 for the three months ended September 30, 2008 and 2007, respectively and $628 and $0 for the nine months ended September 30, 2008 and 2007, respectively)	648	157	1,551	297
Gain on forgiveness of debt	—	—	(92)	—
Loss on liability for options and warrants	—	—	—	5,615
Loss before provision for income taxes	(1,820)	(2,225)	(5,578)	(15,269)
Provision for income taxes	—	5	—	5
Net loss	$(1,820)	$(2,230)	$(5,578)	$(15,274)
Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.09)	$(0.26)
Shares used to calculate basic and diluted net loss per common share (in thousands)	61,438	59,575	60,335	59,575

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (unaudited)
(Dollars in Thousands)

	Preferred Stock		Common Stock		Additional	Deferred		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Stock Based Compensation	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2008	—	$—	59,575,194	$60	$25,807	$(167)	$(34,917)	$(9,217)
Reclassification of deferred stock-based compensation	—	—	—	—	(167)	167	—	—
Stock-based compensation	—	—	—	—	265	—	—	265
Warrant issuance	—	—	—	—	1,214	—	—	1,214
Cashless warrants exercise relating to equipment purchase	—	—	635,612	1	165	—	—	166
Stock issuance	—	—	200,000	—	100	—	—	100
Stock issued on cashless exercise of stock options	—	—	1,143,165	1	(1)	—	—	—
Net loss for the nine months ended September 30, 2008	—	—	—	—	—	—	(5,578)	(5,578)
Balance at September 30, 2008	—	$—	61,553,971	$62	$27,383	$—	$(40,495)	$(13,050)

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in Thousands)

	Nine months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,578)	$(15,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	524	799
Stock based compensation	265	1,202
Amortization of debt discount	628	—
Loss on options and warrants	—	5,615
Stock issuance for consulting	100	—
Gain on forgiveness of debt	(92)	—
(Increase) decrease in operating assets:
Accounts receivable	(381)	(609)
Deposits	30	16
Other current assets	(81)	(189)
Other long-term assets	—	(8)
Increase (decrease) in operating liabilities:
Accounts payable, trade	1,662	2,636
Accrued expenses	307	(2,301)
Deferred revenues and customer deposits	281	(281)
Net cash used in operating activities	(2,335)	(8,394)

Cash flows from investing activities:
Purchase of property and equipment	(33)	(79)

Cash flows from financing activities:
Proceeds from secured notes	1,320	—
Bank overdraft	91	—
Payment of amounts to related party	(140)	(304)
Proceeds from line of credit	1,969	—
Net proceeds from escrow for private placement	—	10,235
Cash refunded from reduction of private placement fees	—	176
Repayment of related party credit facility	—	(1,125)
Principal payments on capital lease obligations	(102)	(144)
Net cash provided by financing activities	3,138	8,838

Net increase in cash	770	365
Cash at beginning of period	277	151
Cash at end of period	$1,047	$516

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

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 which are included in the Form 10-KSB filed by the Company on April 15, 2008.

All share and per share data provided in the Consolidated Financial Statements and in these Notes to Consolidated Financial Statements have been retroactively restated to reflect the conversion ratio related to the exchange of shares in the Business Combination, unless otherwise stated herein.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred net losses of $5,578,000 for the nine months ended September 30, 2008 and $16,915,000 for the year ended December 31, 2007. In addition, the Company had total stockholders’ deficit of $13,050,000 and $9,217,000 at September 30, 2008 and December 31, 2007, respectively and a working capital deficit of $15,341,000 and $12,003,000 as of September 30, 2008 and December 31, 2007, respectively. The Company's auditors have indicated there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management believes that the recent losses are primarily attributable to costs related to supporting a robust telecommunications infrastructure that has significantly more capacity than is currently being utilized by its existing customer base as well as the cost of marketing required for continued expansion of the customer base which is expected to result in an increase in revenues in order for the Company to become profitable. The Company continues to require outside financing until such time as we can achieve positive cash flow from operations. In November and December 2007, the Company received $600,000 and in the nine months ended September 30, 2008, the Company received an additional $1,320,000 pursuant to the sale of secured notes with individual investors and can continue to sell similar secured notes up to a maximum offering of $3 million. We anticipate completing the additional financing required but there can be no assurance that we will be successful in completing this required financing or that we will continue to expand our revenue base to the extent required to achieve positive cash-flows from operations in the future.

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

Advertising Costs - The Company expenses advertising costs as incurred. Advertising costs included in sales and marketing expenses were $3,000 and $16,500 for the three months ended September 30, 2008 and 2007, respectively and $5,000 and $77,450 for the nine months ended September 30, 2008 and 2007, respectively.

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

There were no employee options granted during three or nine months ended September 30, 2008. For grants to employees under 2007 plan in the year ended December 31, 2007, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatility is based on the historical volatility of a peer group of publicly traded entities. The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” as amended by SAB No. 110, “Shared Based Payment.” The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. These employee options granted were valued using the following assumptions:

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

The Company did not recognize any expense from equity instruments issued to non-employees during the three or nine months ended September 30, 2008. The Company calculated the fair value of non-employee grants for the nine months ended September 30, 2007 as described in SFAS 123(R) using the following assumptions:

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short term debt. The Company maintains its cash with a major financial institution located in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per account. Periodically throughout the year the Company maintained balances in excess of federally insured limits. The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers and services provided from vendors. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, such losses, if any, have been within management’s expectations.

The Company had one customer which individually accounted for 10.5% of net revenue for the three month period ended September 30, 2008 and no customer which individually accounted for 10.0% or more of net revenues for the nine month period ended September 30, 2008. There was no customer which individually accounted for 10.0% or more of net revenues for the three month period ended September 30, 2007 and one customer which accounted for 10.7% of net revenue for the nine month period ended September 30, 2007.

No customer had an outstanding accounts receivable balance in excess of 10% of the total accounts receivable at September 30, 2008 or December 31, 2007.

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

Basic and Diluted Net Loss per Common Share - Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for all periods presented, the possible exercise of stock options and warrants was not considered in the computation of diluted net loss per common share because the effect would be anti-dilutive.

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

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods - Expected Term” (“SAB 110”). According to SAB 110, under certain circumstances, the SEC staff will continue to accept, beyond December 31, 2007, the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R). We adopted SAB 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for the valuation of stock-based compensation.

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

The selling shareholder of ATI may earn an additional 308,079 shares of the Company’s common stock and additional cash amounts during the two-year period following the closing upon meeting certain performance targets tied to revenue and profitability, which could make the total purchase price of this acquisition approximately $3.9 million. Half of the pay-out for the one year period following the transaction close was due to be paid on June 30, 2007 and the second half was due to be paid on June 30, 2008, however, the earn-out provisions are subject to qualitative factors and the Company expects to negotiate with the seller to determine the amount of earn-out that will be paid. Consequently, the Company has not accrued an earn-out. The maximum amount that could be paid for this earn-out is 308,079 shares of the Company’s common stock. These shares are subject to the same adjustment as the initial shares already paid (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock does not reach a minimum price of $4.87 per share during the two years following the closing date. This payment could result in a material change to the Company’s financial statements.

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

The consideration paid for ATI was comprised of (in thousands):

Total amounts and notes payable to related party	$400
Common stock (initial 308,079 shares issued at closing)	1,500
Direct acquisition related costs	40
Total consideration	$1,940

The purchase price of ATI was allocated as follows (in thousands):

Liabilities assumed in excess of net assets acquired	$(43)
Goodwill	1,800
Customer relationships	183
Total purchase price	$1,940

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$459
Accounts receivable	767
Other current assets	10
Total current assets acquired	1,236
Net fixed assets	42
Total assets acquired	1,278
Accounts payable	590
Accrued liabilities	731
Total current liabilities assumed	1,321
Liabilities assumed in excess of net assets acquired	$(43)

3 — Other Current Assets

The following is a summary of the Company’s other current assets (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Employee advances	$106	$66
Federal excise tax receivable	-	109
Prepaid expenses	308	158
Other current assets	$414	$333

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):
	September 30, 2008	December 31, 2007
	(unaudited)
Telecommunications equipment	$3,251	$3,218
Computer equipment	174	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,618	3,585
Less: accumulated depreciation	(3,145)	(2,648)
Property and equipment, net	$473	$937

Depreciation expense included in network costs was $111,000 and $243,000 for the three months ended September 30, 2008 and 2007, respectively and $479,000 and $747,000 for the nine months ended September 30, 2008 and 2007, respectively. Depreciation expense included in general and administrative expenses were $4,000 and $10,000 for the three months ended September 30, 2008 and 2007, respectively and $18,000 and $25,000 for the nine months ended September 30, 2008 and 2007, respectively.

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company can obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its current operations. Repayment for these assets is based on the actual underlying traffic utilized by each piece of equipment, plus the issuance of a warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share. For certain assets that can be purchased under this agreement, the Company has an option to issue a predetermined warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share as full payment. In March 2008, through an addendum to the agreement, the vendor exercised 635,612 of its warrants with a cash exercise value of $165,936 in a cashless exchange for a $258,304 reduction in payables due to the vendor resulting in a $92,368 gain on forgiveness of debt. At September 30, 2008, the Company had purchased telecommunications equipment under this agreement totaling $1,439,000, of which approximately $386,000 remained to be paid at September 30, 2008.

In May 2006, the Company entered into a strategic agreement with a VoIP equipment and support services provider. Under the terms of this agreement, the Company can obtain certain VoIP equipment to expand its current operations. Repayment of these assets is based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments. At September 30, 2008, the Company has purchased VoIP equipment under this agreement totaling $691,000. As of September 30, 2008, $29,000 of this amount has been paid and an additional $191,000 has been accrued to be paid based on traffic utilization. Subsequent to entering into this agreement, the Company and the equipment provider agreed to delay the initial payment for the equipment until November 2006. Since there was no agreement in place to defer any payments past November 2006, for the two months ended December 31, 2006 and the three months ended March 31, 2007, the Company expensed an estimate of potential interest due based on the value of the equipment. In May 2007, the Company and the equipment provider agreed that payments would begin for the month ended June 30, 2007, and the Company would not incur any charges for the deferment. Accordingly, in the quarter ending June 30, 2007, the Company reversed the prior periods’ interest expense estimate totaling $90,000.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Amounts due under equipment agreements	$1,163	$1,394
Commissions, network costs and other general accruals	1,329	1,125
Deferred payroll and other payroll related liabilities	522	525
Interest due on convertible promissory notes and other debt	209	5
Payments due to third party providers	345	470
Accrued expenses	$3,568	$3,519

6 — Secured Notes

In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors for general working capital in January 2008. $250,000 of the advance payments were from a related party. During the nine months ended September 30, 2008, the Company received an additional $1,320,000 pursuant to the sale of additional secured notes with individual investors for a total of $1,920,000 and can continue to sell similar secured notes up to a maximum offering of $3 million. The secured notes mature 13 to 18 months after issuance and bear interest at a rate of 10% per annum due at the maturity date. The notes contained an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note that is due on the date the Company makes its first prepayment or the maturity date. The holder of each note has the right upon the occurrence of a financing equal to or greater than $10 million, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into either securities sold in the financing at the price sold or common stock by dividing the conversion amount by $1.00.  The secured notes are collateralized by substantially all of the assets of the Company.

In connection with the notes, the Company issued two common stock purchase warrants for every dollar received or 3.84 million common stock purchase warrants with an exercise price of $1.00, 1.92 million of which expire on January 16, 2013 (the “Initial Warrants”) and 1.92 million of which expire on February 1, 2014 ( the “Additional Warrants”). With respect to the 1.92 million Initial Warrants issued in this financing, if such warrants are still held by the lenders at February 1, 2009, the lenders will be entitled to receive a payment (the “Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Reference Price”) is less than $1.00.  The Reference Payment will be equal to the difference between $1.00 and the Reference Price.  The Company, in its sole discretion, will have the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders. If the Company elects to make the above payment by issuing Common Stock any time after the maturity date of the note until the first anniversary of the date thereof the holder may submit the Common Stock to the Company for $0.15 per share of Common Stock.

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

The Company allocated the proceeds received between the notes and warrants in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” The Company engaged an independent third party to perform the valuation of the warrants on the respective issuance dates for warrants issued during the three months ended March 31, 2008 and used the valuation for the warrants issued January 16, 2008 to determine the value of warrants issued in the three months ended June 30, 2008.Rather than re-engaging an independent third party to perform new valuations at the April 30, 2008 and June 16, 2008 warrant issuance dates, the Company determined that the closing stock price of $0.25 at January 16, 2008 along with all other assumptions used for the January 16, 2008 warrant valuation are materially representative of the assumptions and resultant valuations that would be used for the warrant issuances in the three month period ending June 30, 2008. On this basis, the value associated with all the warrants totaled $975,000 and was recorded as an offset to the principal balance of the secured notes and is being amortized into interest expense using the effective interest method. The total expense recorded by the Company was $170,000 and $403,000 for the three and nine months ended September 30, 2008, respectively. The net amount of the notes of $1,348,000 has been recorded as of September 30, 2008.

The Initial Warrants also contain a put feature (not included in the Additional Warrants), which gives the holder the option to put the warrant back to the Company for $0.15 per share. The holder can exercise its put option after the maturity date and has the ability to do so for one year. In addition, if the Company pays stock out for the warrants at the maturity date, the holder would have the right to put the common stock issued back to the Company for $0.15 per share. In both instances, the Company has determined that the put option associated with the Initial Warrants causes the instrument to contain a net cash settlement feature. As a result, in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the put option in the Initial Warrants requires liability treatment. Additionally, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company will continue to report the fair value of the put option until either the liability is paid or the option is expired. Any changes in the fair value of the put liability will be recorded as a gain or loss. A put warrant liability of $78,000 was determined and has been recorded as of September 30, 2008 using the same valuation methodology as described in detail in the preceding paragraph in regards to the warrant valuation for the three months ended September 30, 2008. The Company did not obtain an additional third-party valuation of the warrants issued in the three months ended September 30, 2008 or the revaluation of the liability associated with the put feature of the warrants as of September 30, 2008 and the same range of assumptions used at January 16, 2008.

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

The warrants and put feature associated with the $500,000 of the secured notes from the quarter ended September 30, 2008 were valued using the following range of assumptions:

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

In connection with the put feature of the warrants, the Company revalues the put warrant liability and calculates the gain or loss on the put warrant liability valuation at each period end date. The resultant gain for the three month period ended September 30, 2008 was not material and was not recorded by the Company. The put feature liability associated with the $1,920,000 of the secured notes was valued using the following range of assumptions:

September 30, 2008
Risk-free interest rate	2.98% - 3.14%
Expected lives (in years)	12 - 18 months
Dividend yield	0%
Expected volatility	81.2% - 87.7%
Forfeiture rate	0%

At September 30, 2008, the Company was in default of certain non-payment related items under the secured notes agreements. The Company expects to remedy these defaults and is working with representatives for the agreements to remedy these defaults.

7 — Common and Preferred Stock

Common Stock - As of September 30, 2008, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 61,553,971 shares were issued and outstanding.

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

In July 2008, the Company issued 200,000 shares of stock pursuant to an agency agreement for services related to potential financing activities. The closing price of the Company’s common stock on the day of issuance was $0.50 and $200 was recorded at $0.001 par value to Common Stock and $99,800 was recorded as Additional Paid in Capital.

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

A total of 5,730,222 shares of the Company’s common stock, as adjusted for share splits, had been reserved for issuance at September 30, 2008 and December 31, 2007. Upon shareholder ratification of the 2004 Plan pursuant to the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 6, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

As of September 30, 2008, the Company has granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in the quarter ended September 2007, 462,120 expired in the quarter ended March 31, 2008 and 61,614 expired in the quarter ended June 30, 2008. In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options. Of the remaining, 3,296,404 vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

Omnibus Stock and Incentive Plan - Effective January 19, 2007, our Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. The Company's shareholders ratified the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission which was declared effective on May 10, 2007. Any employee or director of, or consultant for, us or any of our subsidiaries or other affiliates will be eligible to receive awards under the 2007 Plan. We have reserved 8,903,410 shares of common stock have been reserved for awards under the 2007 Plan.

In 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant. No stock options to purchase shares of common stock were granted under the 2007 plan in the nine months ended September 30, 2008.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the nine months ended September 30, 2008 (unaudited):

	Number of Shares	Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	7,756,742	$—	$0.18	7.56	$821,508
Granted	—	—	—
Exercised	1,232,320	—	0.04		135,847
Forfeited/expired	523,734	—	0.04

Options outstanding at September 30, 2008	6,000,688		0.21	7.25	1,461,838

Options vested and expected to vest in the future at September 30, 2008	6,000,688		0.21	7.25	1,461,838

Options exercisable at September 30, 2008	4,976,134		0.20	6.98	1,288,611

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the nine month period ended September 30, 2008 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008.

Additional information with respect to the outstanding options at September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.04	1,478,748	5.25	$0.04	1,478,748	$0.04
0.04	154,039	5.50	0.04	154,039	0.04
0.04	431,307	5.75	0.04	431,307	0.04
0.04	123,231	6.25	0.04	123,231	0.04
0.22	277,269	7.00	0.22	235,679	0.22
0.25	2,350,000	9.00	0.25	1,566,669	0.25
0.27	338,884	7.00	0.27	271,108	0.27
0.41	643,879	7.25	0.41	540,674	0.41
0.81	110,908	7.25	0.81	82,256	0.81
0.97	92,423	7.50	0.97	92,423	0.97
	6,000,688			4,976,134

For option grants prior to January 1, 2006, the intrinsic value per share is being recognized over the applicable vesting period which equals the service period. For option grants after December 31, 2006, the compensation cost was determined based on the fair value of the options and is being recognized over the applicable vesting period which equals the service period.

At September 30, 2008, 1,170,691 of the Company’s outstanding options were granted with exercise prices at or below fair value. Compensation expense recognized in the consolidated statements of operations in connection with these options was $25,000 and $51,000 during the three months ended September 30, 2008 and 2007, respectively and $79,000 and $153,000 during the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, there was $356,000 of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans. The cost is expected to be recognized over a weighted average period of approximately 2 years.

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

On or about December 14, 2006, the Company entered into a Term Credit Agreement pursuant to which it borrowed $600,000 from The Hunter Fund Limited, an unaffiliated lender, bearing no interest as long as there is no default, and all principal and accrued interest was to be payable on the earlier of (i) the closing of the private placement, or (ii) nine months from the date of funding, or (iii) the effective date of the termination of the placement agent. The bridge loan principal and all related fees and expenses were repaid in January 2007.

Revolving Credit Facility - The Company entered into agreements (the “Agreements”), effective as of April 30, 2008 (the “Closing Date”), with Moriah Capital, L.P. (“Moriah”), pursuant to which the Company originally could access funds up to $1,500,000 such access increased to $2,000,000 per Amendment No. 1 to the Agreements (the “Amendment”) dated September 10, 2008.

Pursuant to the original Agreements, the Company was permitted to borrow an amount not to exceed 80% of its eligible accounts (as defined in the Agreements), net of all taxes, discounts, allowances and credits given or claimed. Pursuant to the Amendment, from September 10, 2008 through December 10, 2008 this borrowing base increases to 110% of eligible accounts and thereafter is reduced to 85%. As of September 30, 2008 the Company has borrowed $1,970,000. The Company's obligations under the loans are secured by all of the assets of the Company, including but not limited to accounts receivable; provided, however, that Moriah’s lien on the collateral other than accounts receivable (as such terms are defined in the Agreements) are subject to the prior lien of the holders of the Company’s outstanding secured notes. The Agreements include covenants that the Company must maintain, including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities. All financial covenants except minimum ratio of current assets to current liabilities are effective October 1, 2008.

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

In accordance with the agreement, the outstanding amount of the loan at any given time may be converted into shares of the Company's common stock at the option of the lender. The conversion price is $1.00, subject to adjustments and limitations as provided in the Agreements.

The Company has also agreed to register the resale of shares of the Company's common stock issuable under the Agreements and the shares issuable upon conversion of the convertible note if the Company files a registration statement for its own account or for the account of any holder of the Company’s common stock.

Subject to certain conditions and limitations, the Company can terminate the ability to fund loans under the Agreements at any time if there are no loans outstanding.

As part of the original transaction, Moriah received warrants to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $1.00 which expire on April 30, 2015. As part of the Amendment, Moriah received warrants to purchase an additional 1,000,000 shares of the Company’s common stock under the same terms as the original 2,000,000 warrants. The Company accounts for the issuance of detachable stock purchase warrants in accordance with APB No. 14 and SFAS No. 150, whereby it separately measures the fair value of the debt and the detachable warrants, and in the case of detachable warrants with put features to the Company for cash, it also values the put feature as a separate component of the detachable warrant, and allocates the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrant and put feature for cash, which are accounted for as paid-in capital and a liability, respectively, is amortized over the estimated life of the debt. The warrants were valued using the Black-Scholes option-pricing model using the assumptions noted in the table below. As of September 30, 2008, the Company determined that the expected lives (in years) of the warrants valued as of June 30, 2008 should be 3.5 years rather than 7 years as originally reported. Using the revised expected lives, the value associated with the 3,000,000 warrants was $497,000 and was recorded as an offset to the principal balance of the revolving credit facility and is being amortized on a straight-line basis over the term of the Agreement. As discussed below, the put option liability was $180,000 and the $317,000 difference was credited to Additional Paid in Capital. The expense recognized by the Company in the three and nine months ended September 30, 2008 as the amortization of the debt discount was $103,000 and $224,000, respectively. The change in debt discount amortization expense in the three months ended June 30, 2008 attributable to the change in expected lives is not considered material.

	June 30, 2008	September 30, 2008
Risk-free interest rate	2.63%	2.42%
Expected lives (in years)	3.5 years	3.1 years
Dividend yield	0%	0%
Expected volatility	74.0%	74.0%
Forfeiture rate	0%	0%

The Company has also granted Moriah an option as part of the Agreements and Amendment pursuant to which Moriah can sell the warrants back to the Company for $180,000 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or April 30, 2009. The Company has determined that the put option associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the put option requires liability treatment. As a result, the put warrant liability was recorded at the warrant purchase price of $180,000 as of September 30, 2008.

11 — Commitments and Contingencies

Vendor Agreements - The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes - It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with vendors and other companies that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor. As of September 30, 2008, there are approximately $1.8 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. The Company is in discussion with the significant vendors, or companies that have sent invoices, regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on SFAS 5, “Accounting for Contingencies.”

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

In April 2008, the Company entered into a settlement agreement with a significant vendor as described in the Company’s Form 10K filed with the Securities and Exchange Commission on April 15, 2008. As of September 30, 2008, the Company is not in compliance with the payment terms of the agreement and, therefore, is at risk of losing the $1.4 million credit associated with the agreement and may also be subject to service disconnection.

The company has ongoing disputes related to charges from two competitive local exchange carriers that aggregate approximately $815,000 and both of these carriers are pursuing legal action to collect on the disputed amounts. These charges are included in the Company’s accounts payable.

12 — Income Taxes

At December 31, 2007, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $14.0 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards begin to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Current assets and liabilities:
Current assets and liabilities:
Deferred revenue	$87	$(58)
Accrued expenses	(116)	(9)
	(29)	(67)
Valuation allowance	29	67

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$6	$53
Net operating loss carryforward	16,168	13,966
	16,174	14,019
Valuation allowance	(16,174)	(14,019)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Nine Months Ended September 30,
	2008	2007
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at September 30, 2008 and December 31, 2007.

13 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
Cash paid:
Interest	$168	$209

Non-cash information:

Issuance of common stock for cashless exercise of warrants	$165	$—

Cancellation of debt due to loan modification	$600	$—

Equipment obtained under capital leases	$—	$233

Fair value of debt discount (net of put liability)	$1,214	$—

Stock issued on cashless exercise of common stock purchase options	$100	$—

14 — Subsequent Event

Revolving Credit Facility - The Company entered into Amendment No. 2 to its credit facility with Moriah Capital on November 6, 2008. Pursuant to the Amendment, the amount of funds that can be accessed was increased from $2,000,000 to $2,400,000. The amount that the Company is permitted to borrow as a percent of its eligible receivables was increased from 110% to 135%. This percentage will reduce in subsequent periods until it reaches 85%. As of November 19, 2008, the Company has borrowed $2,400,000, the maximum amount of the facility. All other terms of the facility have remained unchanged. In consideration for the Amendment, the lender received warrants to purchase 3,000,000 shares of the Company’s common stock with an exercise price of $1.00 which expire on November 7, 2015. The put warrant liability associated with warrants issued earlier in connection with the credit facility was increased from $180,000 to $250,000.

Item 2. Management’s Discussion and Analysis

Cautionary Statements

This Report contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Report. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	our failure to earn revenues or profits;

(d)	inadequate capital and barriers to raising capital or to obtaining the financing needed to implement our business plans;

(e)	changes in demand for our products and services;

(f)	rapid and significant changes in markets;

(g)	losses from litigation with or legal claims and allegations by outside parties;

(h)	insufficient revenues to cover fixed network costs, operating costs and other costs;

(i)	the possibility we may be unable to manage our growth;

(j)	extensive competition;

(k)	loss of members of our senior management;

(l)	our dependence on local exchange carriers;

(m)	our need to effectively integrate businesses we acquire;

(n)	risks related to acceptance, changes in, and failure and security of, technology;

(o)	regulatory interpretations and changes;

(p)	malfunction of equipment or other aspects of VoIP infrastructure; and

(q)	inability to repay indebtedness and other defaults.

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

For the quarter ended September 30, 2005, which was the last quarter prior to the initiation of our SS-7 network expansion, we had gross margin of approximately 30.0%. As part of the network expansion which began in December 2005, we began purchasing additional network capacity on a fixed-cost and monthly recurring basis. These costs, along with other expenses related to the expansion, such as certain nonrecurring costs for installing these services, are included in our total network expenses for the year ended December 31, 2006. However, we did not begin selling services utilizing the network expansion until the quarter ended June 30, 2006. The increase in network costs without a corresponding increase in revenues was a significant factor in reducing our gross margin to (8.9)% for the year ended December 31, 2006. While we expect to continue to add to capacity, as of September 30, 2008 and 2007, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure. We believe that increasing voice minutes utilizing our network expansion will ultimately generate gross margins approximating those generated prior to the network expansion. A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

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

Results of Operations for the Three Months Ended September 30, 2008 and 2007

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended September 30,
	2008	2007
Net revenues	100%	100%
Network costs	91	98
Gross profit	9	2
Operating expenses:
Sales and marketing	6	8
General and administrative	21	30

Total operating expenses	27	38
Operating loss	(18)	(36)
Gain/(loss) on option and warrant liability	—	—
Interest expense	10	3
Loss before provision for income tax	(28)	(39)
Net loss	(28)%	(39)%

Net Revenue. Net revenues increased $693,000, or 12.1%, to $6.4 million for the three months ended September 30, 2008 from $5.7 million for the three months ended September 30, 2007. We have been acquiring new customers which contributed approximately $1.2 million in additional revenues in the three months ending September 30, 2008 as compared to the same period in 2007. The increase in revenue from new customers was offset both by decreasing revenues from existing customers and the loss of certain customers.

Network Costs. Network costs increased $218,000, or 3.9%, to $5.8 million for the three months ended September 30, 2008 from $5.6 million for the three months ended September 30, 2007. Included within total network costs, variable network costs increased by $465,000 to $5.2 million (81.9% of revenues) for the three months ended September 30, 2008 from $4.8 million (83.8% of revenues) for the three months ended September 30, 2007, primarily from increased revenue, while fixed network costs decreased by $247,000 to $552,000 for the three months ended September 30, 2008 from $799,000 for the three months ended September 30, 2007, with the decrease coming primarily from the elimination of underutilized network components that were in operation during the three months ended September 30, 2007. There were no significant fixed network expenses added during the three months ended September 30, 2008.

Gross margin increased to 9% for the three months ended September 30, 2008 from a gross margin of 2% for the three months ended September 30, 2007. This increase in gross margin was attributable to the increasing utilization of capacity and fixed network costs.The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the three months ended September 30, 2008 was $111,000 (1.7% of net revenues) as compared to $243,000 (4.3% of net revenues) for the three months ended September 30, 2007.

Sales and Marketing. Sales and marketing expenses decreased $39,000, or 8.2% to $438,000 for the three months ended September 30, 2008 from $477,000 for the three months ended September 30, 2007. Sales and marketing expenses as a percentage of net revenues were 6.8% and 8.4% for the three months ended September 30, 2008 and 2007, respectively. The Company’s efforts to minimize expenses in sales and marketing resulted in decreased expenses for advertising, consulting, outsourced customer service, salaries and promotions, partially offset by an increase in agent commissions. Sales and marketing expenses included stock-based charges related to warrants and stock options of $11,000 for each of the three months ended September 30, 2008 and 2007.

General and Administrative. General and administrative expenses decreased $382,000, or 22.2% to $1.3 million for the three months ended September 30, 2008 from $1.7 million for the three months ended September 30, 2007. General and administrative expenses as a percentage of net revenues were 20.9% and 30.1% for the three months ended September 30, 2008 and 2007, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $74,000 and $77,000 for the three months ended September 30, 2008 and 2007, respectively. The decrease in general and administrative expenses for the three months ended September 30, 2008 is primarily attributable to a $179,000 reduction in professional service fees and a $284,000 reduction in payroll related expenses due to reduction in workforce and wages offset by a $100,000 non-recurring, non-cash consulting expense.

Interest Expense, net. Interest expense, net increased $491,000 to $648,000 for the three months ended September 30, 2008 from $157,000 for the three months ended September 30, 2007. Interest expense for the three months ended September 30, 2008 includes $273,000 amortization of debt discount, $120,000 secured note interest and $40,000 line of credit interest. Interest expense for the three months ended September 30, 2007 includes a $90,000 non-recurring credit related to renegotiation of a fixed asset purchase agreement.

Results of Operations for the Nine months Ended September 30, 2008 and 2007

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Nine Months Ended September 30 ,
	2008	2007
Net revenues	100%	100%
Network costs	93	108
Gross profit	7	(8)
Operating expenses:
Sales and marketing	7	10
General and administrative	22	41
Total operating expenses	29	51
Operating loss	(22)	(59)
Gain of forgiveness of debt	—	—
Gain/(loss) on option and warrant liability	—	(35)
Interest expense	8	2
Loss before provision for income tax	(30)	(96)
Net loss	(30)%	(96)%

Net Revenues. Net revenues increased $3.0 million, or 19.2%, to $18.9 million for the nine months ended September 30, 2008 from $15.9 million for the nine months ended September 30, 2007. We have been acquiring new customers which contributed approximately $2.6 million in additional revenues in the nine months ending September 30, 2008 and have also had increasing revenue from existing customers. This increase was partially offset by a $218,000 reduction in revenues attributable to both decreasing revenues from existing customers and the loss of certain customers.

Network Costs. Network costs increased $389,000, or 2.3%, to $17.6 million for the nine months ended September 30, 2008 from $17.2 million for the nine months ended September 30, 2007. Included within total network costs, variable network costs increased by $960,000 to $15.6 million (82.7% of revenues) for the nine months ended September 30, 2008 from $14.7 million (92.5% of revenues) for the nine months ended September 30, 2007, primarily from increased revenue, while fixed network costs decreased by $569,000 to $1.9 million for the nine months ended September 30, 2008 from $2.5 million for the nine months ended September 30, 2007, with the decrease coming primarily from the elimination of underutilized network components that were in operation during nine months ended September 30, 2007. There were no significant fixed network expenses added during the nine months ended September 30, 2008. Through the migration of existing customers to the SS-7 based infrastructure and the addition of new customers, the Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure.

Gross margin increased to 7.3% for the nine months ended September 30, 2008 from a gross margin of (8.0)% for the nine months ended September 30, 2007. This increase in gross margin was attributable to the increasing utilization of capacity and fixed network costs. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the nine months ended September 30, 2008 was $479,000 (2.5% of net revenues) as compared to $747,000 (4.7% of net revenues) for the nine months ended September 30, 2007.

Sales and Marketing. Sales and marketing expenses decreased $270,000, or 17.0% to $1.3 million for the nine months ended September 30, 2008 from $1.6 million for the nine months ended September 30, 2007. Sales and marketing expenses as a percentage of net revenues were 6.9% and 10.0% for the nine months ended September 30, 2008 and 2007, respectively. The Company’s efforts to minimize expenses in sales and marketing resulted in decreased expenses for advertising, consulting, outsourced customer service, salaries and promotions, partially offset by an increase in agent commissions. Sales and marketing expenses included stock-based charges related to warrants and stock options of $32,000 for the nine months ended September 30, 2008 and 2007.

General and Administrative. General and administrative expenses decreased $2.3 million or 35.50% to $4.2 million for the nine months ended September 30, 2008 from $6.5 million for the nine months ended September 30, 2007. General and administrative expenses as a percentage of net revenues were 22.1% and 40.9% for the nine months ended September 30, 2008 and 2007, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $233,000 and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively. The nine months ended September 30, 2007 included a $819,000 non-recurring charge related to warrants. The additional approximate $1.5 million decrease in general and administrative expenses for the nine months ended September 30, 2008 is primarily attributable to a $945,000 reduction in professional service fees and a $718,000 reduction in payroll related expenses due to reduction in workforce and wages offset by a $100,000 non-recurring, non-cash consulting expense. Certain professional service fees in the nine months ended September 30, 2007 were non-recurring fees attributable to becoming a publicly traded company.

Interest Expense, net. Interest expense, net increased $1.3 million to $1.6 million for the nine months ended September 30, 2008 from $297,000 for the nine months ended September 30, 2007. Interest expense for the nine months ended September 30, 2008 includes $628,000 amortization of debt discount, $120,000 secured note interest, $62,000 line of credit interest and $50,000 related to an addendum to a vendor agreement. Interest expense for the three months ended September 30, 2007 includes a $90,000 non-recurring credit related to renegotiation of a fixed asset purchase agreement.

Liquidity and Capital Resources

At September 30, 2008, we had $1.0 million in cash. The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $15.3 million at September 30, 2008 and negative $12.0 million at December 31, 2007. Included in current liabilities was a bank overdraft of $555,000 at September 30, 2008 and $464,000 at December 2007. Also included in current liabilities at September 30, 2008 was $1.2 million due under strategic equipment agreements used to finance equipment purchases. The Company has agreements with vendors that allow for significantly longer terms than the terms for payment offered to the majority of its customers. This difference in payment terms has been a significant factor in the Company reporting negative working capital as part of its ongoing operations, and the Company expects this difference to continue.

Significant changes in cash flows from the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

Net cash used in operating activities was $2.3 million for the nine months ended September 30, 2008 as compared to net cash used in operating activities of $8.4 million for the nine months ended September 30, 2007. The most significant use of cash in operating activities was our net loss for the nine months ended September 30, 2008 of approximately $5.5 million. The primary offsets to this use of cash were add-backs related to non-cash expenses for depreciation and amortization, stock-based compensation and amortization of debt discount. In addition, a $2.0 millions increase in accounts payable and accrued expenses from December 31, 2007 reduced the use of cash from operating activities. The most significant uses of cash in operating activities for the nine months ended September 30, 2007 were the $15.3 million net loss and a $2.3 million reduction in accrued expenses principally related to payments made to our professional service providers for costs primarily attributable to our initial public offering which was subsequently withdrawn in December 2006. Partially offsetting these uses of funds was the add-back of the $5.6 million non-cash loss on liability for options and warrants, a $2.6 million increase in accounts payable and non-cash expenses for stock based compensation and depreciation.

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 was attributable to network-related equipment purchases of $33,000 and $79,000, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $3.1 million as compared to cash provided by financing activities of $8.8 million for the nine months ended September 30, 2007. Net cash provided by financing activities for the nine months ended September 30, 2008 was primarily attributable to the receipt of $1.9 million from the issuance of secured notes offset by $600,000 cancellation of debt due to loan modification and $2.0 million proceeds from an asset based line of credit. This was partially offset by payments made for capital lease obligations and to a related party. Net cash for the nine months ended September 30, 2007 included the receipt of approximately $10.2 million in gross proceeds from our sale of common stock in December 2006 (proceeds were held in escrow at December  31, 2006) partially offset by the repayment of our related party credit facilities of $1.1 million.

The Company has incurred net losses of $5.6 million and $15.3 million and negative cash flow from operations of $2.3 million and $8.4 million for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company has a working capital deficit of $15.3 million. In addition to the continued net losses, in the three months ended September 30, 2008 the increase in working capital deficit was impacted by an increase in the line of credit facility balance related to a decrease in debt discount. (see Note 10 to the Consolidated Financial Statements for detailed discussion.) The Company plans to use its current cash balance and capital raised from outside sources to fund future operating losses until the Company has grown revenues so that cash flows from operating activities are sufficient to sustain operations without the need for outside capital. Also, the Company will need additional cash from outside financing sources to continue operations and achieve its growth strategies, including cash for use in the completion of potential acquisitions.

From November 2007 to September 30, 2008, the Company received $1,920,000 pursuant to the sale of secured notes with individual investors for general working capital. The Company can continue to sell similar secured notes up to a maximum offering of $3 million. Such additional financing is necessary in order to fund ongoing operations until such time as the Company can achieve positive cash flow from operations. The Company is in the process of securing this required additional financing, however, there can be no assurance that we will be successful in completing the financing required to fund our ongoing operations or that we will continue to expand our revenue base to the extent required to achieve positive cash-flows from operations in the future. The Company also has borrowed $2.0 million on a $2.0 million asset-based line of credit (see Note 10 to the Consolidate Financial Statements). These circumstances raise substantial doubt about our ability to continue as a going concern.

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

On or about December 14, 2006, we entered into a Term Credit Agreement pursuant to which we borrowed $600,000 from an affiliate of a placement agent that we had retained bearing no interest as long as there was no default, and all principal and accrued interest was to be payable on the earlier of (i) the closing of a private placement, or (ii) nine months from the date of funding, or (iii) the effective date of the termination of the placement agent. The bridge loan principal and all related fees and expenses were repaid in January 2007.

Revolving Credit Facility - In April 2008, the Company entered into a convertible revolving credit agreement pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million. As of September 30, 2008, the Company is permitted to borrow an amount not to exceed 110% of its eligible accounts receivable. As of September 30, 2008, the Company has borrowed $2.0 million. The Company's obligations are secured by all of the assets of the Company. The availability of loan amounts under the revolving credit agreement expires on April 30, 2009. Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 10%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on the April 30, 2009. (See Notes 10 and 14 to the Consolidated Financial Statements for detailed discussion.)

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

The following presents a summary of stock option grants since January 1, 2004:

Replacement for Grants Made During Quarter Ended	Number of Options Granted	Weighted-Average Exercise Price	Weighted-Average Intrinsic Value per Share	Weighted-Average Fair Value per Share
March 31, 2004	3,635,304	$0.041	$—	$0.041
September 30, 2004	554,536	$0.041	$0.171	$0.212
September 30, 2005	277,273	$0.220	$0.592	$0.811
December 31, 2005	338,885	$0.268	$0.624	$0.893
March 31, 2006	797,924	$0.453	$0.521	$0.974
June 30, 2006	110,895	$0.974	$0.745	$1.718
September 30, 2006	—	$—	$—	$—
December 31, 2006	—	$—	$—	$—
March 31, 2007	—	$—	$—	$—
June 30, 2007	—	$—	$—	$—
September 30, 2007	—	$—	$—	$—
December, 31 2007	2,350,000	$0.250	$0.000	$0.110
March 31, 2008	—	$—	$—	$—
June 30,2008	—	$—	$—	$—
September 30,2008	—	$—	$—	$—

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

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at September 30, 2008 and December 31, 2007. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of September 30, 2008, there is approximately $1.8 million of unresolved charges in dispute and the Company has not recorded a net liability for the unresolved charges. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlement would have a material adverse effect on our financial position or results of operations.

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

The following table reflects a summary of our contractual obligations at September 30, 2008:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$173	$141	$32	—	—
Operating lease obligations	131	131	—	—	—
Total	$304	$272	$32	$—	$—

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

Interest Rate Market Risk. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, deposits, other current assets, trade accounts payable, accrued expenses, deferred revenue and customer deposits, and current portion of long-term capital lease obligations approximate fair value because of the short period of time to maturity. At September 30, 2008, the carrying value of the capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

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

At the end of 2007, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2009, our independent registered public accountants will be required to audit management’s assessment. We completed our assessment for the fiscal year ended December 31, 2007 and identified the following material weaknesses which have continued to be material weaknesses at September 30, 2008 (please see the Company’s filing on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2006, the Company entered into an equipment agreement (“Equipment Agreement”) with Cantata Technology, Inc. (“Cantata”).  The Company and Cantata have been unsuccessful in their efforts to informally resolve issues relating to the lack of performance of the equipment received under the Equipment Agreement.  In August 2008, the Company received notice that it is a defendant in a lawsuit filed in United States District Court by Cantata seeking payment of approximately $1.1 million for the equipment and $63,000 for additional equipment support.  The potential liability for the equipment is accounted for on the Company’s balance sheet in accounts payable and accrued expenses.  The Company intends to rigorously defend itself in this matter and has filed counterclaims including, but not limited to, breach of contract and misrepresentation.

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

INTERMETRO COMMUNICATIONS, INC.

Dated: November 19, 2008	By:	/s/ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: November 19, 2008	By:	/s/ Vincent Arena
Vincent Arena
Chief Financial Officer and Director