Form 10-K
period 2008-12-31
InterMetro Communications, Inc.
filed 2009-04-15
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       □                Accelerated Filer       □            Non-accelerated filer    □            Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the average of the bid and ask prices reported by the OTC Bulletin Board on March 31, 2009, was approximately $361,000.

There were 65,643,901 shares outstanding of the registrant’s Common Stock as of  March 31, 2009.

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

Our goal is to displace the current long distance carriers as the presumed choice for voice transport services. We also intend to become a significant provider of VoIP infrastructure services for traditional phone companies and wireless carriers, as well as new high growth entrants in the consumer voice services market such as broadband phone companies and cable operators. We also package our VoIP services into calling cards and prepaid services. We have developed plug-and-play technology designed to enable IP devices, such as broadband phones and videophones, to be plugged directly into end users’ broadband internet routers, allowing for instant use of our services without having to configure the device or install any software to interoperate with our network. These technologies are expected to be sold under private label third-party arrangements.  We sell our services through our direct sales force and independent sales agents. Our calling cards and prepaid services are primarily sold by our retail distribution partners. We believe that our proprietary technology and management experience in the communications industry, and in particular with VoIP, will enable us to benefit from the adoption of VoIP technologies by traditional phone companies. The wide-spread adoption of VoIP in the telecommunications industry may not materialize, however, and our business may not benefit from any adoption that does occur

Company Background

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

Material Acquisitions, Private Placements of Securities and Agreements

Acquisition of Advanced Tel, Inc.  In March 2006, we acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of stock and cash. ATI was acquired to increase our customer base, to add minutes to our network and to access new sales channels. The initial purchase price included 308,079 shares of our common stock, as adjusted for the Business Combination, a promissory note payable of $250,000 to be paid over the six-month period following the closing and a two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000. The amount of common stock consideration paid to the selling shareholder of ATI is subject (or the payment of additional cash in lieu thereof at our option) to an adjustment during the two years following the closing date. The value of this guarantee has been included in our determination of the purchase price of the ATI acquisition. ATI’s selling shareholder may earn an additional 308,079 shares of our common stock, as adjusted for the Business Combination, and additional cash amounts during the two-year period following the closing upon meeting certain performance targets tied to revenue and profitability.  In December 2008, the Company issued 4,089,930 shares of common stock to the President of ATI as a result of an earn-out evaluation performed by the Company.  This valuation ascribed a value to the common stock of $611,043.

Private Placement of Securities – November 2007 to June 2008. In November and December 2007, the Company received $600,000 pursuant to the sale of secured notes with individual investors for general working capital. These funds were received prior to the closing of the sale of the secured notes, which occurred on January 16, 2008.  The Company sold an additional amount of the same secured notes totaling $1,320,000 in the period between January and June 2008, and can continue to sell similar secured notes up to a maximum offering of $3 million. The secured notes mature 13 to 18 months after issuance and bear interest at a rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  In connection with the notes, the Company issued two common stock purchase warrants for every dollar received or 3.84 million common stock purchase warrants with an exercise price of $1.00, 1.92 million of which expire on January 16, 2013 (the “Initial Warrants”) and 1.92 million of which expire on February 1, 2014 (the “Additional Warrants”).  With respect to 1.92 million Initial Warrants issued in this financing, if such warrants are still held by the lenders at February 1, 2009, the lenders will be entitled to receive a payment (the “Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Reference Price”) is less than $1.00.  The Reference Payment will be equal to the difference between $1.00 and the Reference Price.  The Company, in its sole discretion, will have the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders. With respect to the remaining 1.92 million Additional Warrants issued in this financing, if such warrants are still held by the lenders at February 10, 2009, the lenders will be entitled to receive a payment (the “Second Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Second Reference Price”) is less than $2.00.  The Second Reference Payment will be equal to the difference between $2.00 and the Second Reference Price up to a maximum value of $1.00.  The Company, in its sole discretion, will have the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders.

Private Placement of Securities – April 2008. In April 2008 the Company entered into a revolving credit agreement, effective as of April 30, 2008 (see Note 11 to the Consolidated Financial Statements), pursuant to which the Company originally could access funds up to $1,500,000. Such access increased to $2,000,000 per Amendment No. 1 to the agreement in September 2008 and to $2,400,000 per Amendment no. 2 to the agreement in November 2008.  As part of the original transaction, the lender received warrants to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $1.00 which expire on April 30, 2015.  As part of the 2 amendments the lender received warrants to purchase an additional 4,000,000 shares of the Company’s common stock under the same terms as the original 2,000,000 warrants.

Private Placement of Securities –July 2008. In July 2008, the Company issued 200,000 shares of stock pursuant to an agency agreement for services related to potential financing activities, which had a fair value of $100,000.

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

Service Developments

We implemented technology to connect our network directly to local telephone companies and wireless networks in the major metropolitan markets that we serve through the addition of SS-7 capabilities to our VoIP infrastructure. SS-7 technology allows direct access to customers of local telephone companies. Prior to the SS-7 implementation, we primarily connected to competitive local exchange carriers, or CLECs, in each metropolitan market which in turn connected to the local telephone company in that market.

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

Employees

As of December 31, 2008, we had 37 employees, all of whom were full time and located in the United States. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

We began offering VoIP services in March 2004. Accordingly, we have a limited operating history and, as a result, we have limited financial data that you can use to evaluate our business and prospects. In addition, we derive nearly all of our revenue from VoIP services, which utilize a relatively new technology that has undergone rapid changes in its short history. Our business model is also evolving and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain. Although we have experienced revenue growth in the past, we have not been able to sustain this growth. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

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

For the years ended December 31, 2008 and 2007, we incurred net losses of $9.4 million and $16.9 million, respectively, and negative cash flows from operations of $3.9 million and $9.7 million for the years ended December 31, 2008 and 2007, respectively. We expect to continue to incur losses, and we may not become profitable for the foreseeable future. In addition, as a public company, we incur increased legal and accounting costs and other expenses related to maintaining our trading status pursuant to SEC and NASD rules and regulations. We will have to generate and sustain significantly increased revenue to achieve profitability. Our revenue growth trends in prior periods may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee.  We have past due balances with certain vendors that may result in collection actions unless we settle them.  We may not obtain sufficient funds to bring these accounts current.

Our ability to continue as a going concern depends upon the success of our financings as well as our ability to increase our revenue base and generate cash from operations.  In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 and an additional $462,500 from November 2008 to February 2009 pursuant to the sale of secured notes with individual investors for general working capital. (See Note 6 to the Consolidated Financial Statements.) The terms of the secured notes are 13 to 18 months maturity with an interest rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million.  In addition, the Company entered into a revolving credit agreement, effective as of April 30, 2008 (see Note 11 to the Consolidated Financial Statements) pursuant to which the Company originally could access funds up to $1,500,000 such access increased to $2,000,000 per Amendment No. 1 to the agreement in September 2008 and to $2,400,000 per Amendment no. 2 to the agreement in November 2008.  The Company is in negotiations with the lender regarding an increase to the revolving credit agreement.

   Such additional financings are necessary in order to fund ongoing operations until such time as the Company can achieve positive cash flow from operations. The Company is in the process of securing this required additional financing, however there can be no assurance that we will be successful in completing the required financing or that we will continue to increase our revenue..

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

We depend on the continued contributions of our senior management and skilled employees. We do not maintain key person life insurance policies on any of our officers. There is a risk that the loss of a significant number of key personnel could have negative effects on our results of operations. We may not be able to attract and hire highly skilled personnel to replace lost employees necessary to carry out our business plan. There is also a risk that management may not be able to adopt an organizational structure that meets its objectives, including managing costs and attracting and retaining key employees.  Our Chief Financial Officer departed the Company in December 2008. His departure and the arrival of his replacement were discussed in filings with the Securities and Exchange Commission on Forms 8K dated December 9 and December 10, 2008.

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

A substantial portion of our revenue is generated from a limited number of our carrier customers. Our top 10 customers have accounted for approximately 47.4% and 54.6% of our revenues for the years ended December 31, 2008 and 2007, respectively. We expect that a limited number of carrier customers may continue to account for a significant percentage of our revenue and the loss of, or material reduction of their purchases could decrease our revenue and harm our business.

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

We currently depend on providers of local telecommunications services to provide end users with access to substantially all of our VoIP services. In the future, we may utilize other local telecommunications services suppliers to reach end users such as wireless carriers, cable companies, power companies and other providers of local broadband services. There is no guarantee that these suppliers will continue to offer the services we require, that these services will be available on economic terms sufficient to execute on our business model or that these suppliers will continue to do business with us. If we cannot obtain adequate replacement services from our suppliers or acceptable alternate vendors, we could experience a material impact on our financial condition and operating results.  We have a settlement agreement with a significant provider of our local services related to payment for past amounts due of approximately $1.9 million and past disputes in the amount of approximately $1.4 million. We are not in compliance with our payment obligations under this agreement; the resulting potential termination of the related local services and collection proceedings would have a material adverse impact on our operating results, financial condition and business performance.

We may from time to time be subject to disputes with customers, vendors and other third parties relating to amounts claimed due for services which we may not be able to resolve in our favor.

It is not unusual in our industry to occasionally have disagreements with vendors and other third parties relating to amounts claimed due in connection with the services provided by us or companies like us.  To the extent we are unable to favorably resolve these disputes, our revenues, profitability or cash may be adversely affected.  We currently have a dispute reserve of approximately $2.3 million which is management’s estimate of disputes that will be resolved in our favor.  The majority of this dispute reserve relates to the difference in pricing that we expect to pay when calls originate and terminate in different U.S. states or international jurisdictions versus the characterizations of these calls as being originated and terminated within the same U.S. state.

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

We may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of former employers.

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

As of December 31, 2008, our executive officers, directors, and principal shareholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 87% of our outstanding common stock. These shareholders are able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our shareholders.

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

Section 404 of SOX requires us to include an internal controls report from management in our Annual Reports on Form 10-K, and we are required to expend significant resources in developing the necessary documentation and testing procedures. Given the risks inherent in the design and operation of internal controls over financial reporting, we evaluated our system of internal controls and concluded that our internal controls over financial reporting is not effective. If our internal controls are not designed or operating effectively, we are required to disclose that our internal control over financial reporting was not effective. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to.

Our management has identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2008, which, if not sufficiently remediated, could result in material misstatements in our annual or interim financial statements in future periods.

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008.

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

Although we believe that these remediation efforts will enable us to improve our internal control over financial reporting, we cannot assure you that these remediation efforts will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. Furthermore, there are inherent limitations to the effectiveness of controls and procedures, including the possibility of human error and circumvention or overriding of controls and procedures

The market price of our common stock may be volatile.

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

Item 2. Description of Property

Our principal executive office is located in Simi Valley, California, where we lease a facility with 18,674 square feet of space for approximately $22,281 per month under a lease that expired in March 2009. Subsequent to December 31, 2008, the Company negotiated a extension of the lease through June 30, 2009. We believe that our space will be adequate for our needs and that suitable additional or substitute space in the future will be available to accommodate the foreseeable expansion of our operations. We also lease collocation space for our VoIP equipment in carrier class telecommunications facilities in major metropolitan markets throughout the U.S. and expect to add additional collocation facilities as we expand our VoIP network.

Item 3. Legal Proceedings

From time to time we may be involved in litigation of claims relating to disputes of the cost and quality of services provided by us, our network component vendors, providers of general and administrative services and employees. We may also be involved with litigation of claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. In the normal course of business, we may also be subject to claims arising out of our operations, and may file collection claims against delinquent customers.   We cannot predict the outcome of any of these proceedings at this time.  In cases where a Court has stayed proceeding, we can not predict how long the Court’s stay (if any) will remain in place.  A ruling against us in any of the proceedings listed below could have a material adverse impact on our operating results, financial condition and business performance.

Telscape Communications - On January 15, 2008, Telscape Communications, Inc. (“Telscape”) filed a lawsuit against the Company asserting unpaid invoices.  The matter is resolved.

 Blue Casa Communication, Inc. –  On December 12, 2007, Blue Casa Communications, Inc. (“Blue Casa”) filed a complaint asserting various causes of action, including breach of contract, breach of implied contract and unjust enrichment.   Blue Casa claims that the Company owes Blue Casa payment of access charges in the amount of $300,000.  The Company denies that it owes Blue Casa payment of access charges.  On March 9, 2009, the Court renewed a stay for an additional 180 days to provide an opportunity for the Federal Communications Commission to clarify issues central to the litigation.

Cantata Technology, Inc. – On August 12, 2008, Cantata filed a lawsuit against the Company asserting a breach of contract claim arising out of the parties’ May 2, 2006 term sheet related to an equipment purchase agreement.  Cantata is seeking $1.1 million for the equipment together with interest, costs and attorney fees. Cantata is also seeking $63,000 for support services allegedly provided during the parties’ relationship.  As discussed in Note 4, the Company has accrued $1,084,000 due to Cantata as of December 31, 2008.  The Company accrued additional interest of $300,000 as a contingent liability related to this law suit.   The Company has filed a counterclaim against Cantata and a third party claim against its parent company, Dialogic.  The Company is vigorously asserting its claims against Cantata and Dialogic.

Hypercube/KMC – On April 30, 2007, the Company initiated litigation against KMC Data, LLC and its affiliate Hypercube, LLC (collectively referred to herein as “KMC”), or (the “KMC Litigation”).  KMC, in turn, filed various counterclaims against the Company.  The KMC Litigation concerns the issue of whether or to what extent the Company is obligated to pay KMC certain fees related to the transmission and routing of wireless communications traffic, and if so, what rates would be appropriate.  As of March 31, 2009, there are approximately $1.2 million of charges by KMC that the Company disputes. The Company has recorded these disputes as an offset to accounts payable at December 31, 2008. As of December 31, 2008, the Company has recorded the $1.2 million in accounts payable, with a corresponding offset to unresolved disputed amounts.  On August 6, 2007, the Court stayed the KMC Litigation pending referral of certain issues in the case to the Federal Communications Commission under the doctrine of primary jurisdiction.  The case is currently stayed.  The Company cannot predict the outcome of these proceedings at this time or how long the Court’s stay will remain in place.  A ruling against the Company could have a material adverse impact on our operating results, financial condition and business performance.

In addition, the following vendors, carriers and customers have sent written notice of their claims and/or  intent to file suit against the Company:

A Local Exchange Carrier – A local exchange carrier (LEC) invoiced the Company access charges in connection with certain wireless originated calls of a third party provider.  During the period from November 2008 through February 2009, the Company paid the LEC’s invoiced charges in connection with these wireless originated calls.  During this time frame, the Company submitted disputes to the LEC for the wireless call charges equaling approximately $337,000.  The LEC has denied the disputes submitted by the Company.  The Company has withheld payment to the LEC asserting that it has overpaid for services.  To date, the Company and the LEC have not resolved the dispute.

An Interexchange Carrier – An interexchange carrier (IXC) asserts to the Company that it is owed approximately $1.1 million in past due disputed and undisputed charges.  The carrier has threatened to disconnect services to the Company and to initiate litigation against the Company.  The carrier and the Company have been engaged in discussions to resolve these payment issues.  If the carrier suspends its provision of services to the Company or initiates litigation against the Company, it could have a material adverse impact on the Company’s operating results, financial condition and business performance.

A Collocation Provider – A provider of collocation services is asserting that it is due monies in connection with collocation services previously provided.  The claimed dollar amount is $194,783.  The service provider has threatened to file a complaint against the Company.

Federal Communications Commission - On November 26, 2008, the Company  received letters of inquiry from the Federal Communications Commission (“FCC”) in connection with nonpayment of certain fees and surcharges required pursuant to the FCC’s regulations.  The Company has provided documentation to the FCC in connection with these inquiries and is actively cooperating with the FCC’s investigations.  The Company can not identify the total amount that may be due as a result of this inquiry  but believes the inquiry primarily relates to Universal Service Fund charges as described in the paragraph below.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  The Company did not make all of the payments claimed by the USAC in a timely manner, including payments owed pursuant to agreed upon payment plans with the Company.  The USAC has transferred some of these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC may transfer the unpaid amounts to the Department of the Treasury.  If the amounts are not resolved, they may then be transferred to the Department of Justice for collection action.  With each transfer, additional fees, surcharges and penalties are added to the amount due.  As of February 28, 2009, USAC and the FCC have claimed approximately $410,000 is due and payable in connection with the USF.  The Company is working with USAC and the FCC to resolve these amounts.

On March 20, 2009, Laura Murtaugh resigned as corporate secretary.  Robert Grden will serve as interim corporate secretary.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

Our common stock is listed on the OTC Bulletin Board and trades under the symbol “IMTO.” At the close of business on March 31, 2009, there were 65,643,901 issued and outstanding common shares which were held by approximately 86 shareholders of record, of which 18,035,000 shares were free trading. The balance is restricted stock as that term is used in Rule 144 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

There is currently minimal trading volume for our securities.  The following table sets forth certain information with respect to the high and low market prices of our common stock for the periods indicated in the 3 months ended March 31, 2009 and in the years ending December 31, 2008 and 2007.  These quotations, as provided by the OTC Bulletin Board, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction prices between dealers.

Year	Quarter	High	Low
2009	First	$0.08	$0.01
2008	Fourth	0.44	0.01
	Third	0.50	0.44
	Second	0.50	0.15
	First	0.51	0.15
2007	Fourth	1.55	0.24
	Third	2.10	1.50
	Second	2.00	1.45
	First	2.60	1.37

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation plans not approved by security holders
2004 Stock Option Plan	5,406,743	$0.14	- 0-
2007 Omnibus Stock and Incentive Plan	2,950,000	$0.25	8,932,170

2004 Stock Option Plan

Our Board of Directors voted unanimously to cause the Company to assume all stock options under the 2004 Stock Plan of InterMetro Delaware (the “2004 Plan”), which were issued and outstanding immediately prior to the closing of the Business Combination, which closed on or about December 29, 2006. All InterMetro Delaware stock options were converted into options to purchase shares of our common stock as of December 29, 2006. Upon the shareholders ratification of the 2004 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission declared effective May 10, 2007, we froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares. The number of outstanding stock options and the exercise prices were adjusted in the same proportion as the exchange ratio for the outstanding common stock in the Business Combination. The exercise periods and other terms and conditions remained the same. Accordingly, as of December 31, 2008, we had stock options to purchase approximately 5,406,742 shares of our common stock outstanding under the 2004 plan of which approximately 4,528,724 vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and approximately 878,018 of which as follows: 50% on the date of grant and 50% at one year after the date of grant. The exchanged stock options are exercisable for a period of ten years from the date of initial grant by InterMetro at exercise prices ranging from $0.0406 to $0.9738.

For the fiscal year ended December 31, 2006, InterMetro Delaware issued stock options to purchase 86,765 shares of  common stock under the 2004 Plan at an average exercise price of $5.37 per share (exchangeable for stock options to purchase 908,826 shares of our common stock at an average exercise price of $0.513) to employees and directors.   For the fiscal years ended December 31, 2008 and 2007, InterMetro issued no stock options under the 2004 plan and 308,077 options that had previously been issued were forfeited as a consequence of an employee departure.  As of December 31, 2008, 1,232,320 of the Company’s outstanding stock options issued pursuant to the 2004 Plan have been exercised.

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

For the fiscal year ended December 31, 2007, InterMetro issued 2,350,000 shares of common stock under the 2007 plan at an average exercise price of $0.25 per share to employees.  For the fiscal year ended December 31, 2008, we issued 600,000 shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees.   As of December 31, 2008, none of the Company’s outstanding stock options issued pursuant to the 2007 Plan have been exercised.

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

(j)extensive competition;

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

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements.

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

We enhanced our network’s functionality by implementing Signaling System 7, or SS-7, technology. SS-7 allows access to customers of the local telephone companies, as well as customers of wireless carriers. SS-7 is the established industry standard for reliable call completion, and it also provides interoperability between our VoIP infrastructure and traditional telephone company networks.  While we expect to continue to add to capacity, as of September 30, 2008 and 2007, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure.  We believe that increasing voice minutes utilizing our network expansion will ultimately generate increasing gross margins approximating those generated prior to the network expansion. A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

Overview

History . InterMetro began business as a VoIP on December 29, 2006 and began generating revenue at that time. Since then, we have increased our revenue to approximately $25.1 million for the year ended December 31, 2008.

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

In 2006, we also began to dedicate significant resources to acquisition growth, completing our first acquisition of ATI in  March 2006. We acquired ATI to add minutes to our network and to access new sales channels and customers. We plan to grow our business through direct sales activities and potentially through acquisitions.

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

The SS-7 based interconnection services and those we intend to purchase for the provision of a majority of our future services, include a usage based, per minute cost component. The rates per minute for this usage based component are significantly lower than the per minute rates for off-net services. The usage based costs for SS-7 services are expected to be the largest cost component of our network as we grow revenue utilizing SS-7 technology.

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

General and Administrative Expense. General and administrative expenses include salaries, benefits and expenses for our executive, finance, legal and human resources personnel and include the costs of being a public company. In addition, general and administrative expenses include fees for professional services, occupancy costs and our insurance costs, and depreciation expense on our non-network depreciable assets. Our general and administrative expenses also include stock-based compensation on option grants to our employees and options and warrant grants to non-employees for goods and services received.

 Results of Operations

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Year Ended December 31,
	2008	2007

Net revenues	100%	100%
Network costs	91	103
Gross profit	9	(3)
Operating expenses:
Sales and marketing	7	9
General and administrative	23	35
Impairment of goodwill	6	-
Total operating expenses	36	44

Operating loss	(27)	(47)

Interest expense	10	2
Loss on liability of options and warrants	-	25
Loss before provision for income tax	(37)	(74)
Provision for income taxes	(-)	(-)
Net loss	(37)%	(74)%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenues.  Net revenues increased $2.4 million, or 10.7%, to $25.1 million for the year ended December 31, 2008 from $22.7 million for the year ended December 31, 2007. We have been increasing new customers which contributed approximately $3.1 million in additional revenues in the twelve months ending December 31, 2008 and have also had increasing revenue from existing customers.  This increase was partially offset by the reduction in revenues attributable to both decreasing revenues from existing customers and the loss of certain customers.

Network Costs.  Network costs decreased $555,000, or 2.3%, to $22.9 million for the year ended December 31, 2008 from $23.4 million for the year ended December 31, 2007.  Included within total network costs, variable network costs increased by $197,000 to $20.5 million (81.6% of revenues) for the year ended December 31,2008 from $20.3 million (89.5% of revenues) for the year ended December 31,2007, even as revenues increased by 10.7% as a result of increased efficiency in network utilization.  Fixed network costs decreased by $789,000 to $2.4 million for the year ended December 31, 2008 from $3.2 million for the year ended December 31, 2007, with the decrease coming primarily from the elimination of underutilized network components that were in operation during year ended December 31, 2007.  There were no significant fixed network expenses added during the year ended December 31, 2008.  Through the migration of existing customers to the SS-7 based infrastructure and the addition of new customers, the Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure.

Gross margin increased to 8.8% for the year ended December 31, 2008 from a gross margin of (3.4)% for the year ended December 31, 2007. This increase in gross margin was attributable to the increasing utilization of capacity and decreased fixed network costs. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the year ended December 31, 2008 was $575,000 (2.3% of net revenues) as compared to $975,000 (4.3% of net revenues) for the year ended December 31, 2007.

Sales and Marketing. Sales and marketing expenses decreased $333,000, or 16.1% to $1.7 million for the year ended December 31, 2008 from $2.1 million for the year ended December 31, 2007. Sales and marketing expenses as a percentage of net revenues were 6.9% and 9.1% for the year ended December 31, 2008 and 2007, respectively.  The Company’s efforts to minimize expenses in sales and marketing resulted in decreased expenses for advertising, consulting, outsourced customer service, salaries and promotions, partially offset by an increase in agent commissions.

General and Administrative. General and administrative expenses decreased $2.1 million or 26.3% to $5.9 million for the year ended December 31, 2008 from $8.0 million for the year ended December 31, 2007. General and administrative expenses as a percentage of net revenues were 23.4% and 35.2% for the year ended December 31, 2008 and 2007, respectively. The year ended December 31, 2007 included a $819,000 non-recurring charge related to warrants.  The additional $1.3 million decrease in general and administrative expenses for the year ended December 31,2008 is primarily attributable to a $790,000 reduction in professional service fees and a $572,000 reduction in payroll related expenses due to reduction in workforce.  General and Administrative expense for 2008 includes bad debt expense of $220,000. Certain professional service fees in the year ended December 31, 2007 were non-recurring fees attributable to becoming a publicly traded company.

Interest Expense, net. Interest expense, net increased $2.1 million to $2.6 million for the year ended December 31, 2008 from $460,000 for the year ended December 31, 2007.  Interest expense for the year ended December 31, 2008 includes $1.4 million amortization of debt discount, $300,000 related to a contingent liability, $219,000 secured note interest and $119,000 line of credit interest.

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

Liquidity and Capital Resources

At December 31, 2008, we had $171,000 in cash as compared to $277,000 in cash at December 31, 2007.

The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $17.3 million at December 31, 2008 as compared to negative $12.0 million at December 31, 2007. The decrease in working capital was primarily due to the cash used in operating activities of $3.9 million. Included in current liabilities at December 31, 2008 was $1.2 million due under strategic equipment agreements used to finance equipment purchases. The Company has agreements with vendors that allow for significantly longer terms than the terms for payment offered to the majority of its customers.

Significant changes in cash flows for December 31, 2008 as compared to December 31, 2007:

Net cash used in operating activities was $3.9 million for the year ended December 31, 2007 as compared to net cash used in operating activities of $9.7 million for the year ended December 31, 2006. The most significant change that decreased the use of cash from operating activities was the lower net loss for the year ended December 31, 2008 of approximately $9.4 million.  Significant adjustments increasing cash from operating activities in 2008 were impairment of goodwill of $1.5 million, amortization of debt discount of $1.0 million, an increase in accounts payable and accrued expenses of $2.3 million and the add-back of non cash depreciation and amortization expense of $635,000 and stock based compensation of $247,000.

Net cash used in investing activities for the year ended December 31, 2008 was $39,000 which was attributable to the purchase of network-related equipment as compared to $77,000 for the year ended December 31, 2007.

Net cash provided by financing activities for the year ended December 31, 2008 was $3.9 million as compared to cash provided by financing activities of $10.0 million for the year ended December 31, 2007. Net cash provided for the year ended December 31, 2008 included $1.3 million proceeds from secured notes, advances of  $310,000 from related parties and $2.4 million proceeds from lines of credit.  Net cash provided for the year ended December 31, 2007 included the receipt of approximately $10.2 million in gross proceeds from our sale of common stock in December 2006 (proceeds were held in escrow at December  31, 2006)  and $600,000 in proceeds from bridge financing during the fourth quarter of fiscal 2007.  These inflows were partially offset by the repayment of our related party credit facilities of $1.1 million in 2007 and  repayment of amount due to a related party of $140,000 and principal payments of capital lease obligations of $142,000 in 2008.

The Company has incurred net losses of $9.4 million and $16.9 million and negative cash flow from operations of $3.9 million and $9.7 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company has a working capital deficit of $17.3 million. The Company plans to use its current cash balance and capital raised from outside sources to fund future operating losses until the Company has grown revenues so that cash flows from operating activities are sufficient to sustain operations without the need for outside capital. The Company will need additional cash from outside financing sources to continue current operations and achieve its growth strategies, including cash for use in the completion of potential acquisitions.

In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 and an additional $462,500 from November 2008 to February 2009 pursuant to the sale of secured notes with individual investors for general working capital pursuant, $810,000 from related parties. The terms of the secured notes are 13 to 18 months maturity with an interest rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million. In addition, the Company entered into a revolving credit agreement, effective as of April 30, 2008 (see Note 11 to the Consolidated Financial Statements) pursuant to which the Company originally could access funds up to $1,500,000 such access increased to $2,000,000 per Amendment No. 1 to the agreement in September 2008 and to $2,400,000 per Amendment no. 2 to the agreement in November 2008.  The Company is in negotiations with the lender regarding an increase to the revolving credit agreement.

   Such additional financings are necessary in order to fund ongoing operations until such time as the Company can achieve positive cash flow from operations. There can be no assurance that we will be successful in completing this required financing or that we will continue to expand our revenue

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company incurred net losses of $ 9,126,000 and $16,915,000 for the years ended December 31, 2008 and 2007, respectively, and as of December 31, 2008, the Company’s current liabilities exceeded its current assets by $16,961,000 and the Company had a deficit in stockholders’ equity of $15,644,000.  Negative cash flows from operations were $3,921,000 and $9,747,000 for the years ended December 31, 2008 and 2007, respectively   The Company also anticipates that it will not have sufficient cash flow to fund its operations through the end of fiscal 2009.  These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern

Our long-term operating cash requirements include the capital necessary to fund the expansion of capacity and continuing implementation of SS-7 technology in our existing metropolitan markets as well as expansion of our network infrastructure to additional metropolitan markets. We expect cash flow from operating activities of our existing network to offset the negative cash flow from operating activities and cash spent on financing of our capacity and metropolitan market expansions. We intend to adhere to a go-forward policy of fully funding all network infrastructure expansions in advance and intend to expand while maintaining sufficient cash to cover our projected needs. To the extent our plans change, we may need to seek additional funding by accessing the equity or debt capital markets. There is uncertainty regarding whether some of our VoIP services should be classified as telecommunications services. Any VoIP services so classified may be subject to third-party access charges, taxes and fees. If access charges, taxes and fees are imposed on services we have provided or continue to provide, it could have a material adverse effect on our results of operations, financial condition and working capital.

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

Credit Facilities

Revolving Credit Facility – In April 2008, the Company entered into a convertible revolving credit agreement pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million and in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million.  As of December 31, 2008, the Company is permitted to borrow an amount not to exceed 120% of its eligible accounts receivable. As of December 31, 2008, the Company has borrowed $2.4 million. The Company's obligations are secured by all of the assets of the Company.  The availability of loan amounts under the revolving credit agreement expires on April 30, 2009.  Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 10%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on April 30, 2009. (See Note 11 to the Consolidated Financial Statements for detailed discussion.)

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

Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments.”  Since January 1, 2006, our stock-based compensation has been based on the balance of deferred stock-based compensation for unvested awards at January 1, 2006, using the intrinsic value as previously recorded under APB 25, and the fair value of the awards on the date of grant for awards after January 1, 2006. The adoption of SFAS No. 123(R) has resulted and will continue to result in higher amounts of stock-based compensation for awards granted after January 1, 2006 than would have been recorded if we had continued to apply the provisions of APB 25. For the options granted prior to January 1, 2006, the intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which equals the service period). For those options granted January 1, 2006 and thereafter, compensation expense was determined based on the fair value of the options and is being recognized in our Consolidated Statement of Operations over the applicable vesting period (which equals the service period).  We estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using various assumptions. Expected volatility is based on the historical volatility of a peer group of publicly traded entities. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, “Share-Based Payment.” The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Goodwill
We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. SFAS No. 142 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At December 31, 2008, the Company has determined that circumstances indicate that the full carrying value of the Company’s goodwill is not recoverable and has taken a charge for the impairment of goodwill. (See Note 2 to the Consolidated Financial Statements  for a more detailed discussion of goodwill impairment.)

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at December 31, 2008 and 2007. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of December 31, 2008 and 2007, our net operating loss carryforwards for federal tax purposes were approximately $17.7 and $14.0 million, respectively.  These net operating losses occurred subsequent to our business combination in December 2006.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of December 31, 2008, there is approximately $3.5 million of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process.

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

The following table reflects a summary of our contractual obligations at December 31, 2008:

	Payments Due by Period (In Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years
Capital lease obligations	$133	$133	$—	—	—
Operating lease obligations	66	66	—	—	—
Total	$199	$199	$—	—	—

Off-Balance Sheet Arrangements

We currently do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, foreign currency forward contracts or any other off-balance sheet arrangements.

Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Currency Market Risks .. We currently do not have significant exposure to foreign currency exchange rates as all of our sales are denominated in U.S. dollars.

Interest Rate Market Risk . Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, deposits, other current assets, trade accounts payable, accrued expenses, deferred revenue and customer deposits, and current portion of long-term capital lease obligations approximate fair value because of the short period of time to maturity. At December 31, 2008, the carrying value of the capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

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

Item 7. Financial Statements of InterMetro Communications, Inc.

See the Index to Consolidated Financial Statements on Page F-1 attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective as of November 3, 2008, we replaced Mayer Hoffman McCann P.C. (“MHM”) as our independent registered public accounting firm. MHM had been previously engaged as the principal accountant to audit our financial statements. The decision to change accountants was recommended and approved by the Company’s Audit Committee and Board of Directors.  During the fiscal years ended December 31, 2006 and 2007 through November 3, 2008, the Company did not have any disagreements with MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to MHM satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

 The firm of Gumbiner Savett Inc. (“GSI”), our current independent registered public accounting firm, was retained  on November 3, 2008.  We reported the above change in accountants on Form 8-K filed with the Securities and Exchange Commission on November 6, 2008.

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

Based upon their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer were not able to conclude that, the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Therefore, under Section 404 of the Sarbanne’s-Oxley Act of 2002, they must conclude that these controls and procedures are not effective.

Internal Control over Financial Reporting

The Company’s board of directors was advised by GSI, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2008, GSI identified material weaknesses as defined in Public Company Accounting Oversight Board Standard No. 5,  in the Company’s internal control over financial reporting and in the segregation of duties within the accounting department. The Company is not an accelerated filer and GSI did not perform an audit of the Company’s internal controls. These weaknesses were identified in connection with the audit of the financial statements and reported pursuant to the requirements under Statement on Auditing Standards No. 61, Communications with Audit Committees.

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

Management conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by (“COSO”).

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months  ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of Exchange Act

The following table lists our executive officers and directors as of December 31, 2008:

Name	Age	Position
Charles Rice	45	President, Chief Executive Officer and Chairman of the Board
Jon deOng	35	Chief Technology Officer, Director
Ken Fish	49	Chief Financial Officer
Joshua Touber(1)	46	Director
Robert Grden(1)	45	Director
Douglas Benson(1)	76	Director
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

Ken Fish has served as Chief Financial Officer since December 2008.  Prior to this role, he held a variety of accounting, corporate finance, and corporate strategy and development roles with Fortune 500 and S&P 500 corporations for over 15 years.  Mr. Fish holds a Bachelor of Arts degree from Princeton University and a Masters of Business Administration from The University of California.

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

Vincent Arena served as our Chief Financial Officer from December 29, 2006 and as a Director from January 19, 2007 until his departure form the Company in December 2008.  The departure of Mr. Arena and arrival of Mr. Fish were discussed in filings with the Securities and Exchange Commission on Forms 8K dated December 9 and December 10,  2008.

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

Board of Directors

Our Board of Directors currently consists of six directors. Messrs. Benson, Grden and Touber are “independent” as defined in NASD Marketplace Rule 4200(a)(15). Mr. Rice, who is our President and Mr. deOng, who is our Chief Technology Officer, are not independent. We plan to appoint additional independent directors so that a majority of our directors are independent.

The Board of Directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms.  The members of the classes are divided as follows:

•	Class I, whose term expires at the annual meeting of the shareholders to be held in 2008, is comprised of Messrs. Joshua Touber and Douglas Benson;

•	Class II, whose term expires at the annual meeting of the shareholders to be held in 2009, is comprised of Mr.. Robert Grden; and

•	Class III, whose term expires at the annual meeting of shareholders to be held in 2010, is comprised of Messrs. Charles Rice and Jon deOng.

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

Report of the Audit Committee

Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2008 with senior management. The Audit Committee has also discussed with GSI, our independent auditors, the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from GSI required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with GSI the independence of GSI as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to the Company is compatible with the auditors’ independence for GSI, the Company’s Audit Committee has recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the United States Securities and Exchange Commission. Our Audit Committee did not submit a formal report regarding its findings.

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

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. The text of the Code of Conduct has been posted on InterMetro’s Internet website and can be viewed at http://www.intermetro.net/conduct.htm .. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2008 have been complied with on a timely basis.

Item 10. Executive Compensation

Executive Officer Compensation

The following table summarizes compensation paid or accrued by the Company for the years ended December 31, 2008 and 2007 for services rendered in all capacities, by our chief executive officer and the other most highly compensated executive officers during the fiscal years ended December 31, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(1)	Total
Charles Rice Chief Executive Officer and President	2008 2007	$150,439 268,295	0 0	0 0	0 0	0 0	$21,764 21,727	$172,203 290,022

Jon deOng Chief Technology Officer	2008 2007	$126,506 225,612	0 0	0 0	0 0	0 0	$17,616 17,775	$144,122 243,387
Vincent Arena former Chief Financial Officer	2008 2007	$126,506 222,581	0 0	0 0	0 0	0 0	$13,034 13,515	$139,540 236,096
Ken Fish(2) Chief Financial Officer	2008	$0	0	0	0	0	$0	$0

——————
(1)	Amounts primarily represent medical insurance premiums and reimbursements for automobile and electronic communication device expenses.
(2)	Mr. Fish was first paid in January of 2009.

Employment Agreements

Effective on or about January 1, 2007, we assumed from InterMetro Delaware certain employment agreements with our Chief Executive Officer, Charles Rice, Chief Technical Officer and Jon deOng. Each of the agreements was originally entered into as of January 1, 2004 and has a term ending on December 31, 2009, with automatic one-year extensions unless either we or the executive provides notice of intention not to renew the agreement at least 60 days prior to the end of its term.

The agreement with Mr. Rice provides for an initial base annual salary of $220,000 and a discretionary annual bonus target of up to 100% of his base annual salary.  Mr. Rice accepted a salary reduction to $150,000 for the year ended December 31, 2008.  The agreement with Mr. deOng provides for an initial base annual salary of $185,000 and a discretionary annual bonus target of up to 75% of his base annual salary.  Mr. deOng accepted a salary reduction to $125,000 in the year ended December 31, 2008.  We anticipate senior executive bonuses under each of these agreements will be determined based on various factors, including revenue achievement and operating income (loss) before depreciation and amortization targets, as well as personal contributions. These performance factors may change from year to year. Each of these agreements calls for an 11% yearly increase in annual base salary.

Pursuant to the employment agreements, Mr. Rice and Mr. deOng, were each granted, on January 2, 2004, options to purchase 308,080 shares of our common stock, as adjusted for the Business Combination. The options for Mr. Rice have an exercise price of $0.0446 per share and the options for Mr. deOng  have an exercise price of $0.0406. Mr. deOng’s options have an exercise period of ten years from the date of grant and Mr. Rice’s options have an exercise period of five years from the date of grant. The options were 20% vested upon grant, and 1/16 of the unvested options vest each calendar year quarter from the grant date.

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

Outstanding Equity Awards

The following table sets forth information for each of our executive officers regarding the number of shares subject to exercisable and unexercisable stock options to purchase shares of our common stock at the fiscal year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date
Charles Rice	308,080	- 0 -	$0.0446	1/2/09
Chairman, Chief Executive Officer, and President

Jon deOng	308,080	- 0 -	$0.0406	1/2/14
Chief Technology Officer

Ken Fish	- 0 -	- 0 -	$0	-
Chief Financial Officer
——————
(1)	Stock options were granted under our 2004 Stock Plan and vested 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options were vested.

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

The following table summarizes the compensation paid or accrued by InterMetro for the year ended December 31, 2008 to InterMetro’s directors.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total
Joshua Touber, Director	$6,000	0	0	0	0	$5,085	$11,085
Robert Grden, Director	$10,000	0	0	0	0	0	$10,000
Douglas Benson, Director	$4,000	0	0	0	0	0	$4,000
——————

(1)Amount included in this Form 10-KSB primarily represents medical insurance premiums.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2008, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of  December 31, 2008 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 59,575,194 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o InterMetro Communications, Inc., 2685 Park Center Drive, Building A, Simi Valley, California 93065. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Ownership
Charles Rice	37,648,731	(2)	52.4%
Chairman, President,
Chief Executive Officer and Secretary
Jon deOng	2,693,162	(3)	4.1%
Chief Technology Officer
Joshua Touber	1,605,411	(4)	2.4%
Director
Robert Grden	184,848	(5)	*
Director
Douglas Benson	4,013,091	(6)	6.1%
Director
Directors and executive officers	43,452,051		59.3%
as a group (6 persons)
Vincent Arena Former Chief Financial Officer	2,485,358	(7)	3.8%
David Singer President, Advanced Tel, Inc.	4,089,930		6.2%
David Marshall	6,317,767	(8)	9.5%
9229 Sunset Boulevard
Suite 505
Los Angeles, CA 90069
Mitchell Pindus	3,034,607	(9)	4.6%
228 S. Medio Drive
Los Angeles, CA 90049
Hunter World Markets, Inc.	8,579,000	(10)	11.6%
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

(2)
Includes 357,123 shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of December 31, 2008. Also includes 5,108,141 shares over which Mr. Rice would have voting power pursuant to voting agreements upon the exercise of stock options under the 2004 Plan and 2007 Plan and an additional 9,288,595 shares owned by certain of our employees over which Mr. Rice maintains voting control. Mr. Rice has granted options to certain individuals to purchase a total of 1,016,686 shares of his common stock. These options expire on May 15, 2009. Includes 5,306,893 shares and warrants to purchase 1,010,874 shares owned by David Marshall, the manager of an advisor to us, and his affiliates over which Mr. Rice has voting power for a period of two years from December 29, 2006 with respect to all matters (4,000,000 shares) and with respect to the selection of directors (the balance of the shares). Mr. Marshall purchased 2,500,000 of these shares from Mr. Rice for $150,000 prior to the closing of the Business Combination. Also includes 2,554,587 shares and warrants to purchase 480,020 shares owned by Mitchell Pindus and his affiliates over which Mr. Rice has voting power for a period of two years from December 29, 2006 with respect to the selection of directors.

(3)	Includes 308,080 shares which may be purchased pursuant to stock options that are exercisable within 60 days of December 31, 2008.

(4)
Includes 842,459 shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of December 31, 2008. Also includes 61,623 shares and warrants to purchase 61,623 shares which are owned by Laurel Research, Inc., of which Mr. Touber is President, pursuant to warrants that are exercisable within 60 days of December 31, 2008.

(5)	Includes 184,848 shares which may be purchased pursuant to stock options that are exercisable within 60 days of December 31, 2008.

(6)	Includes 369,694 shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of December 31, 2008.

(7)	Includes 308,080 shares which may be purchased pursuant to stock options that are exercisable within 60 days of December 31, 2008.

(8)
Includes 680,065 shares owned by David Marshall Inc., of which David Marshall is the chief executive officer; 478,240 shares owned by the David Marshall Pension Trust, of which Mr. Marshall is the trustee; 373,441 shares which may be purchased by David Marshall Inc. pursuant to warrants that are exercisable within 60 days of  December 31, 2008; 637,443 shares which may be purchased by the David Marshall Pension Trust pursuant to warrants that are exercisable within 60 days of  December 31, 2008; 648,588 shares owned by Glenhaven Corporation, of which Mr. Marshall is the chief executive officer, and 3,500,000 shares owned by Santa Monica Capital, LLC, of which Mr. Marshall is the manager. These shares are subject to a voting agreement pursuant to which Charles Rice has voting power for a period of two years from December 29, 2006 with respect to all matters (4,000,000 shares) and with respect to the selection of directors (the balance of the shares).

(9)
Includes 1,846,664 shares owned by the Pindus Living Trust, of which Mr. Pindus is the co-trustee; 561,184 shares owned by the Mitchell R. Pindus Individual Retirement Account; 48,913 shares owned by the Myles Pindus Trust, of which Mr. Pindus is the trustee; 48,913 shares owned by the Tobias Pindus Trust, of which Mr. Pindus is the trustee; 48,913 shares owned by the Erin Pindus Trust, of which Mr. Pindus is the trustee; 248,961 shares which may be purchased by the Pindus Living Trust pursuant to warrants that are exercisable within 60 days of  December 31, 2008; 231,059 shares which may be purchased by the Mitchell R. Pindus Individual Retirement Account pursuant to warrants that are exercisable within 60 days of December 31, 2008. These shares are subject to a voting agreement pursuant to which Charles Rice has voting power for a period of two years from December 29, 2006 with respect to the selection of directors.

(10)
Includes 3,885,000 shares of common stock owned by Hunter World Markets, Inc. (“Hunter”) and its affiliates and 4,694,000 shares which may be purchased by Hunter and its affiliates pursuant to warrants that are exercisable within 60 days of December 31, 2008. Todd M. Ficeto is President, Chief Executive Officer, and control person of Hunter and may be deemed to have voting and investment power over the shares held by Hunter. Mr. Ficeto disclaims beneficial ownership of the shares held by Hunter except to the extent of his pecuniary interest therein. Includes 250,000 shares held by Mr. Ficeto. Includes 25,000 shares held by Hunter Ficeto and 25,000 shares held by Natalia Ficeto. Mr. Ficeto is the father of Hunter Ficeto and Natalia Ficeto and may be considered the control person of shares held by them.

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

In December 2008, Charles Rice transferred 1,000,000 shares to Joshua Touber to which Mr. Rice has voting power for a period of two years from December 31, 2008 for all shares for all matters.

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

Item 13. Exhibits

(a)  Exhibits

3.1*	Articles of Incorporation
3.2**	Amended and Restated Articles of Incorporation
3.3**+	Amended and Restated Bylaws
4.1*	Specimen Certificate for Common Stock
4.2**	2004 Stock Option Plan
4.3**	2007 Omnibus Stock and Incentive Plan
4.4**	Form of Stock Option Agreement
4.5****	Form of Placement Agent Warrant
4.6****	Form of Bridge Financing Warrant
4.7***	Form of Exchange Agreement, dated as of December 29, 2006
4.8***	Credit Term Agreement for the Bridge Financing, dated December 14, 2006
4.9***	Initial Registration Rights Agreement, dated as of December 29, 2006
4.10***	Additional Registration Rights Agreement, dated as of December 29, 2006
4.11****	Stock Purchase Agreement dated as of March 30, 2006 between InterMetro and David Singer
4.12.1	Form of Secured Note Financing Warrant
4.12.2	Form of Secured Note Financing Warrant
9.1***	Voting Trust Agreement, dated as of December 29, 2006
9.2***	Voting Trust Agreement, dated as of December 29, 2006
10.1****	Employment Agreement dated as of January 1, 2004 between InterMetro and Charles Rice, as amended
10.2****	Employment Agreement dated as of January 1, 2004 between InterMetro and Jon deOng, as amended
10.3****	Employment Agreement dated as of January 1, 2004 between InterMetro and Vincent Arena, as amended
10.4****	Employment Agreement dated as of March 31, 2006 between Advanced Tel, Inc. and David Singer
10.5****†	Strategic Agreement dated as of May 2, 2004 between InterMetro and Qualitek Services, Inc.
10.6****†	Strategic Agreement dated as of May 2, 2006 between InterMetro and Cantata Technology, Inc.
10.7****	Office Lease between InterMetro and Pacific Simi Associates, LLC dated as of April 6, 2006
10.8****†	Services Agreement between InterMetro and 99¢ Only Stores
10.9****	Form of Indemnification Agreement
10.10***	Placement Agent Agreement for the Private Placement, dated December 14, 2006
10.11***	Consulting Agreement with Advisor, dated as of December 29, 2006
10.12*****	Loan and Security Agreement, dated January 16, 2008
10.13*****	Form of Promissory Note
10.14	Loan and Security Agreement, dated April 20, 2008
21.1****	Subsidiaries of InterMetro Communications, Inc.
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
——————
*	Incorporated by reference to the SB-2 filed with the Securities and Exchange Commission dated May 15, 2002.

**	Incorporated by reference to the Schedule 14C Information Statement filed with the Securities and Exchange Commission on March 6, 2007.

**+	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated June 28, 2007.

***	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated January 8, 2007.

****	Incorporated by reference to the SB-2 filed with the Securities and Exchange Commission dated February 9, 2007.

*****	Incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission dated April 14, 2008.

†
Confidential treatment has been requested for portions of this Exhibit which have been filed separately with the Securities and Exchange Commission pursuant to Rule 406 promulgated under the Securities Act.

(b) There were no Current Reports on Form 8-K filed by the Company subsequent to the last quarter of the fiscal year ended December 31, 2008.

Item 14. Principal Accountant Fees and Services

MHM served as our auditors for the year ended December 31, 2007. GSI is our principal accountant firm, replacing MHN on November 3, 2008.  GSI has not provided any non-audit services to us during the year ended December 31, 2008. The Audit Committee of our Board of Directors has considered whether the provision of non-audit services are compatible with maintaining GSI independence.

Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s Annual Report on Form 10-K.

Audit Fees (in thousands):

	2008	2007
Audit Fees (1)	$246	$199
Audit related fees (2)	24	131
All other fees	-	-
	$280	$330
——————
(1)
Audit Fees paid to Gumbiner Savett in 2008 were $25,000.  Audit Fees paid to Gumbiner Savett and MHM in 2008 and MHM in 2007 consist of fees for the audit of our financial statements and review of the interim financial statements included in our quarterly reports.

(2)	Audit related fees paid to MHM in 2008 and 2007 consist primarily of fees for review of various S.E.C. filings.

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

INTERMETRO COMMUNICATIONS, INC.

Dated: April 15, 2009	By:	/s/ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Charles Rice	Dated: April 15, 2009
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

By:	/s/ Kenneth Fish	Dated: April 15, 2009
Kenneth Fish
Chief Financial Officer

By:	/s/ Jon deOng	Dated: April 15, 2009
Jon deOng
Chief Technology Officer and Director

By:	/s/ Joshua Touber	Dated: April 15, 2009
Joshua Touber
Director

By:	/s/ Robert Grden	Dated: April 15, 2009
Robert Grden
Director

By:	/s/ Douglas Benson	Dated: April 15, 2009
Douglas Benson
Director

Index to Financial Statement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

InterMetro Communications, Inc.

We have audited the accompanying consolidated balance sheets of InterMetro Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of  December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses of $ 9,426,000 and $16,915,000 for the years ended December 31, 2008 and 2007, respectively, and as of December 31, 2008, the Company had a working capital deficit of $17,261,000 and a total stockholders’ deficit of $15,944,000.  Negative cash flows from operations were $3,921,000 and $9,747,000 for the years ended December 31, 2008 and 2007, respectively   The Company anticipates that it will not have sufficient cash flow to fund its operations through fiscal 2009 without the completion of additional financing.

These factors, among others discussed below and as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Note 11, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,400,000.  At December 31, 2008, the Company had borrowed $2,400,000.  These agreements include financial and other covenants that the Company needed to maintain at December 31, 2008.  The availability of loan amounts under the agreements expires on April 30, 2009.  The Company was not in compliance with certain covenants as of December 31, 2008, and accordingly, Moriah could call the loan immediately payable at any time.

As discussed in Note 6, the Company is in default under its secured notes.  Under the terms of the notes, upon an event of default, the lenders have the right to, among other things, demand immediate payment or take possession of all assets of the Company.  The Company has not received notice from the lenders that it will take such actions; however, there can be no assurance that they will not exercise their rights.  The Company and the lenders are currently in discussions to waive the current defaults.  There can be no assurance that the Company will be successful in causing the defaults to be waived.

As discussed in Note 12, the Company is in disputes with some of its key vendors and has breached a settlement agreement with a vendor it reached in April 2008.  If the Company is unable to reach settlements with its vendors for the disputed amounts, the vendors may discontinue service, which may have a material adverse affect on the Company’s operations.

The Company has other significant contingencies such as vendor disputes and lawsuits discussed in Note 12 and obligations with respect to the warrants issued in connection with the secured promissory notes discussed in Note 6 that could cause an acceleration of the amounts due.

The matters detailed in the preceding paragraphs, individually or in the aggregate, could have material adverse consequences to the Company at any time.

/s/ GUMBINER SAVETT INC.
GUMBINER SAVETT INC.

Santa Monica, California
April 15, 2009

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	December 31,
	2008	2007

ASSETS
Cash	$171	$277
Accounts receivable, net of allowance for doubtful accounts of $125 at December 31, 2008 and 2007	2,333	1,875
Deposits	150	180
Other current assets	101	333
Total current assets	2,755	2,665
Property and equipment, net	377	937
Goodwill	900	1,800
Other intangible assets	82	119
Other long-term assets	36	36
Total Assets	$4,150	$5,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable, trade, net of disputed amounts of $3,402 in 2008 and $2,500 in 2007	$10,395	$8,924
Accrued expenses	4,049	3,519
Bank overdraft	562	464
Deferred revenues and customer deposits	602	586
Borrowings under line of credit facilities net of debt discount of $487 in 2008 (in default)	2,112	190
Current portion of amounts and notes due to related party (in default)	75	215
Current portion of long-term capital lease obligations	133	170
Advances, including $310 and $330 from related parties in 2008 and 2007	310	600
Secured promissory notes, including $500 from related parties, net of debt discount of $392 in 2008 (in default)	1,528	—
Liability for warrant put feature	250	—
Total current liabilities	20,016	14,668

Liability for warrant put feature	78	—
Capital lease obligations, net of current portion	—	106

Total liabilities	20,094	14,774

Commitments and contingencies (Note 12)

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock — $0.001 par value;150,000,000 shares authorized at December 31, 2008 and 2007; 65,643,901 and 59,575,194 shares issued and outstanding at December 31, 2008 and December 31, 2007	66	60
Additional paid-in capital	28,333	25,807
Deferred stock based compensation	—	(167)
Accumulated deficit	(44,343)	(34,917)
Total stockholders’ deficit	(15,944)	(9,217)
Total Liabilities and Stockholders’ Deficit	$4,150	$5,557

See accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007

Net revenues	$25,131	$22,694
Network costs	22,912	23,467
Gross profit (loss)	2,219	(773)
Operating expenses
Sales and marketing (includes stock based compensation of $44 and $106 for the years ended December 31, 2008 and 2007, respectively)	1,739	2,072
General and administrative (includes stock based compensation of $203 and $1,487 for the years ended December 31, 2008 and 2007, respectively)	5,887	7,990
Impairment of goodwill	1,511
Total operating expenses	9,137	10,062
Operating loss	(6,918)	(10,835)
Interest expense, net (includes stock based charges of $1,025 and $0 for the years ended December 31, 2008 and 2007, respectively)	2,600	460
Gain on forgiveness of debt	(92)	—
Loss on liability for options and warrants	—	5,615
Loss before provision for income taxes	(9,426)	(16,910)
Provision for income taxes	—	(5)
Net loss	$(9,426)	$(16,915)
Basic and diluted net loss per common share	$(0.16)	$(0.28)
Shares used to calculate basic and diluted net loss per common share	60,517	59,575

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock Based Compensation	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2006	59,575,194	$60	$13,245	$(373)	$(18,002)	$(5,070)
Amortization of stock-based compensation	—	—	1,387	206	—	1,593
Cash refunded from reduction of private placement fees	—	—	176	—	—	176
Reclassification of Options and Warrants Liability to Equity	—	—	10,999	—	—	10,999
Net loss for the year ended December 31, 2007	—	—	—	—	(16,915)	(16,915)
Balance at December 31, 2007	59,575,194	60	25,807	(167)	(34,917)	(9,217)
Reclassification of deferred stock-based compensation	—	—	(167)	167	—	—
Amortization of stock-based compensation	—	—	247	—	—	247
Warrant issuance	—	—	1,575	—	—	1,575
Cashless warrants exercise relating to equipment purchase	635,612	1	165	—	—	166
Stock issuance for consulting services	200,000	—	100	—	—	100
Stock issued for acquisition related earn-out	4,089,930	4	607	—	—	611
Stock issued on cashless exercise of stock options	1,143,165	1	(1)	—	—	—
Net loss for the year ended December 31, 2008	—	—	—	—	(9,426)	(9,426)
Balance at December 31, 2008	65,643,901	$66	$28,333	$—	$(44,343)	$(15,944)

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	2008	2007
Cash flows from operating activities:
Net loss	$(9,426)	$(16,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	635	1,046
Stock based compensation	247	1,593
Amortization of debt discount	1,025	—
Impaired goodwill write-off	1,511	—
Stock issuance for consulting services	100	—
Loss on options and warrants	—	5,615
Gain on forgiveness of debt	(92)	—
(Increase) decrease in operating assets:
Accounts receivable	(458)	(726)
Deposits	30	40
Other current assets	232	(118)
Other long-term assets	—	(31)
Increase (decrease) in operating liabilities:
Accounts payable, trade	1,470	2,574
Accrued expenses	789	(2,309)
Deferred revenues and customer deposits	16	(516)
Net cash used in operating activities	(3,921)	(9,747)

Cash flows from investing activities:
Purchase of property and equipment	(39)	(77)

Cash flows from financing activities:
Proceeds from secured notes	1,320	600
Net proceeds from escrow for private placement	—	10,235
Cash refunded from reduction of private placement fees	—	176
Borrowings from related party loans	310	160
Payment of amounts due to related party	(140)	(355)
Bank overdraft	98	464
Proceeds from line of credit	2,408	—
Payment of amounts due on related party line of credit facility	—	(1,125)
Principal payments on capital lease obligations	(142)	(205)
Net cash provided by financing activities	3,854	9,950

Net increase (decrease) in cash	(106)	126
Cash at beginning of year	277	151
Cash at end of year	$171	$277

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — Nature of Operations and Summary of Significant Accounting Policies

Company Background - InterMetro Communications, Inc., (hereinafter, “InterMetro” or the “Company”) is a Nevada corporation which, through its wholly owned subsidiary, InterMetro Communications, Inc. (Delaware) (hereinafter, “InterMetro Delaware”), is engaged in the business of providing voice over Internet Protocol (“VoIP”) communications services. The Company owns and operates state-of-the-art VoIP switching equipment and network facilities that are utilized to provide traditional phone companies, wireless phone companies, calling card companies and marketers of calling cards with wholesale voice and data services, and voice-enabled application services. The Company’s customers pay the Company for minutes of utilization or bandwidth utilization on its national voice and data network and the Company’s calling card marketing customers pay per calling card sold. The Company’s business is located in Simi Valley, California.

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

Basis of Presentation - For accounting purposes, the Business Combination was accounted for as a recapitalization of InterMetro Delaware. Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of InterMetro Delaware before the Business Combination.  See Note 2 for more detailed discussions of the Business Combination.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred net losses of $9,426,000 and $16,915,000 for the years ended December 31, 2008 and 2007, respectively.  In addition, the Company had total shareholders’ deficit of $15,944,000 and a working capital deficit of $17,261,000 as of December 31, 2008. Negative cash flows from operations were $3,921,000 and $9,747,000 for the years ended December 31, 2008 and 2007, respectively. The Company anticipates it will not have sufficient cash flows to fund its operations through fiscal 2009 without the completion of additional financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 11, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,400,000.  At December 31, 2008, the Company had borrowed $2,400,000.  These agreements include financial and other covenants that the Company needed to maintain at December 31, 2008.  The availability of loan amounts under the agreements expires on April 30, 2009.  The Company was not in compliance with certain covenants as of December 31, 2008, and accordingly, Moriah can call the loan immediately payable at any time.  The Company has other significant matters of importance, including: other contingencies such as vendor disputes and lawsuits discussed in Note 12; obligations with respect to warrants issued in connection with the secured promissory notes discussed in Note 6, and covenant defaults on the secured notes as discussed in Note 6 that could cause an acceleration of those amount due.  These matters, individually or in the aggregate, could have material adverse consequences to the Company’s operations and financial condition at any time.

Management believes that the recent losses are primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base and the resultant increase in revenues, in order for the Company to become profitable. The Company continues to require outside financing until such time as it can achieve positive cash flow from operations.   In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 and an additional $462,500 from November 2008 to February 2009 pursuant to the sale of secured notes with individual investors for general working capital. The terms of the secured notes are 18 months maturity (beginning in June 2009) with an interest rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million.  In addition, the Company entered into a revolving credit agreement, effective on April 30, 2008 (See Note 11) and expiring on April 30, 2009, pursuant to which the Company could access funds up to $2,400,000 per Amendment no. 2 to the agreement in November 2008.  The Company is in negotiations with the lender regarding an increase to the revolving credit agreement. There can be no assurance that the Company will be successful in completing this required financing or that it will continue to expand its revenue.  Should the Company be unsuccessful in this financing attempt, material adverse consequences could occur should the Company be unable to secure alternate financing.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation - The consolidated financial statements include the accounts of InterMetro, InterMetro Delaware, and InterMetro Delaware’s wholly-owned subsidiary, Advanced Tel, Inc. (“ATI”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - In the normal course of preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  See below for matters of significant estimates.

Revenue Recognition - VoIP services are recognized as revenue when services are provided primarily based on usage. Revenues derived from sales of calling cards through retail distribution partners are deferred upon sale of the cards. These deferred revenues are recognized as revenue generally at the time card minutes are expended. The Company recognizes revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection is reasonably assured. Deferred revenue consists of fees received or billed in advance of the delivery of the services or services performed in which collection is not reasonably assured. This revenue is recognized when the services are provided and no significant Company obligations remain. The Company assesses the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. Generally, the Company does not request collateral from customers. If the Company determines that collection of revenues are not reasonably assured, amounts are deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.  Bad debt expense during 2008 amounted to $220,445.

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

Advertising Costs - The Company expenses advertising costs as incurred. Advertising costs were included in sales and marketing expenses and were $5,000 and $99,950 for the years ended December 31, 2008 and 2007, respectively.

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

Impairment of Long-Lived Assets - The Company assesses impairment of its other long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; and

•	significant negative industry or economic trends.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. SFAS No. 142 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At December 31, 2008, the Company has determined that due to the decline in revenue and operating income of ATI in 2008, the carrying value of the Company’s goodwill was not fully recoverable and has taken a charge for the impairment of goodwill in the amount of $1.5 million. (See Note 2)

Vendor Disputes - The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.

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

For grants to employees under the 2004 plan and 2007 plan in the years ended December 31, 2008 and 2007, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.  Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The assumptions used to value these employee options granted during the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Risk-free interest rate	1.9%	3.2%
Expected lives (in years)	2.8	2.8 – 2.9
Dividend yield	0%	0%
Expected volatility	71%	71% -72%
Forfeiture rate	0%	0%

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

The Company calculated the fair value of these non-employee grants as described in SFAS 123(R) using the following range of assumptions:

	2008	2007
Risk-free interest rate	4.4% - 4.8%	4.4% - 4.8%
Expected lives (in years)	4.3 – 5.0 Years	4.3 – 5.0 Years
Dividend yield	0%	0%
Expected volatility	89% - 93%	89% - 93%
Forfeiture rate	0%	0%

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short term debt. The Company maintains its cash with a major financial institution located in the United States. Some balances are insured by the Federal Deposit Insurance Corporation up to $250,000. Periodically throughout the year the Company maintained balances in excess of federally insured limits. The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers and services provided from vendors. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, such losses, if any, have been within management’s expectations.

The Company had one customer that accounted for 10% of net revenue for the year ended December 31, 2007.

The Company had an accounts receivable balance from one customer that accounted for 21% of total accounts receivable at December 31, 2008.

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

Basic and Diluted Net Loss per Common Share - Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for all periods presented, the conversion of promissory notes and the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive.  As of December 31, 2008, there were no anti-dilutive shares.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The statement is effective for the fiscal years beginning after November 15, 2007.  The Company adopted SFAS 157 as of January 1, 2008 and has determined that the adoption of this statement did not have an impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008 and has determined that the adoption of this statement did not have an impact on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of SFAS 160 and believes there will be no material impact on its consolidated financial statements or financial condition.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.” This statement requires enhanced disclosures about derivative instruments and hedging activities within an entity by requiring the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk related, and it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is evaluating the impact of the adoption of SFAS 161 and believes there will be no material impact on its consolidated financial statements or financial condition.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of its common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a $150,000 two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000.  These amounts were payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition closing date. As of December 31, 2008 and 2007, $75,000 and $215,000, respectively, remained unpaid to the selling shareholder. The fair value of the shares issued was based on the guaranteed price of $4.87 per share.  The number of shares of common stock consideration paid to the selling shareholder of ATI was subject to an adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock did not reach a minimum price of $4.87 per share during the two years following the closing date.   The selling shareholder of ATI was also entitled to contingent consideration of common shares and cash during the two succeeding years from the acquisition date upon meeting certain performance targets tied to revenue and profitability.  In December 2008, the Company issued 4,089,930 shares of common stock, with a fair value of $611,043, to the President of ATI as a result of an adjustment to the initial issuance of common stock, and the contingent consideration.

The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value. The Company determined the valuation of the identifiable intangible assets acquired in the transaction to be $182,620 using future revenue assumptions and a valuation analysis.  At December 31, 2008, the Company determined that due to the decline in revenue and operating income of ATI, the carrying value of the goodwill was not fully recoverable and has taken a charge for the impairment of goodwill during 2008 in the amount of $1,511,000.

3 — Other Current Assets

The following is a summary of the Company’s other current assets (in thousands):

	December 31,
	2008	2007

Employee advances	$40	$66
Federal excise tax receivable	—	109
Prepaid expenses	61	158
Other current assets	$101	$333

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	December 31,
	2008	2007

Telecommunications equipment	$3,257	$3,218
Computer equipment	174	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,624	3,585
Less: accumulated depreciation and amortization	(3,247)	(2,648)
Property and equipment, net	$377	$937

Depreciation expense included in network costs was $575,000 and $975,000 for the years ended December 31, 2008 and 2007, respectively. Depreciation and amortization expense included in general and administrative expenses were $24,000 and $35,000 for the years ended December 31, 2008 and 2007, respectively.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company may obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its operations. Payment for these assets is based on the actual underlying traffic utilized by each piece of equipment, plus the issuance of a warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share. For certain assets that may be purchased under this agreement, the Company has an option to issue a predetermined warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share as full payment.  In March 2008, through an addendum to the agreement, the vendor exercised 635,612 of its warrants with a cash exercise value of $165,936 in a cashless exchange for a $258,304 reduction in payables due to the vendor resulting in a $92,369 gain on forgiveness of debt.  At December 31, 2008, the Company had purchased telecommunications equipment under this agreement totaling $1,439,000, of which $386,000 and $651,501 remain to be paid at December 31, 2008 and 2007, respectively.

In May 2006, the Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. Payments were scheduled to be based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments. As of December 31, 2008, the Company had purchased VoIP equipment under this agreement totaling $691,000.  The value of the equipment was based on the present value of future scheduled payments.  As more fully explained in Note 12, the Company was sued by Cantata for breach of contract and lack of payment.  At December 31, 2008, the Company has accrued $1,096,000 due to Cantata, which is equal to the undiscounted future scheduled payments.  The difference between the undiscounted future payments and the purchase price has been recorded to interest expense.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	December 31,
	2008	2007

Amounts due under equipment agreements (in default)	$1,170	$1,394
Commissions, network costs and other general accruals	1,798	1,125
Deferred payroll and other payroll related liabilities	503	525
Interest due on convertible promissory notes and other debt	315	5
Funds held for payment to third parties	263	470
Accrued expenses	$4,049	$3,519

6 — Secured Promissory Notes

In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $250,000 from a related party.   During the twelve months ended December 31, 2008, the Company received an additional $1,320,000 pursuant to the sale of additional secured notes with individual investors for a total of $1,920,000 and the Company may continue to sell similar secured notes up to a maximum offering of $3 million.  The secured notes mature 13 to 18 months after issuance and bear interest at a rate of 13% per annum due at the maturity date. The notes contained an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note that is due on the date the Company makes its first prepayment or the maturity date. The holder of each note has the right upon the occurrence of a financing equal to or greater than $10 million, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into either securities sold in the financing at the price sold or common stock by dividing the conversion amount by $1.00.  The secured notes are collateralized by substantially all of the assets of the Company.

In connection with the notes, the Company issued two common stock purchase warrants for every dollar received or 3.84 million common stock purchase warrants with an exercise price of $1.00, 1.92 million of which expire on January 16, 2013 (the “Initial Warrants”) and 1.92 million of which expire on February 1, 2014 ( the “Additional Warrants”).  With respect to the 1.92 million Initial Warrants issued in this financing, if such warrants are still held by the lenders at February 1, 2009, the lenders will be entitled to receive a payment (the “Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Reference Price”) is less than $1.00.  The Reference Payment will be equal to the difference between $1.00 and the Reference Price.  The Company, in its sole discretion, will have the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders. If the Company elects to make the above payment by issuing Common Stock any time after the maturity date of the note until the first anniversary of the date thereof the holder may submit the Common Stock to the Company for $0.15 per share of Common Stock. The Company has offered to make the Reference Payment by issuing one share of common stock per dollar invested and has received acceptance of the offer in the form of shares requests from 13 of 15 secured note holders as of the date of this filing.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With respect to the remaining 1.92 million Additional Warrants issued in this financing that expire on February 1, 2014, if such warrants are still held by the lenders at February 1, 2009, the lenders will be entitled to receive a payment (the “Second Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Second Reference Price”) is less than $2.00.  The Second Reference Payment will be equal to the difference between $2.00 and the Second Reference Price up to a maximum value of $1.00.  The Company, in its sole discretion, will have the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders.  The Company has offered to make the Second Reference Payment by issuing one share of common stock per dollar invested and has received acceptance of the offer in the form of shares requests from 13 of 15 secured note holders as of April 9, 2009.

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

The Company allocated the proceeds received between the notes and warrants in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  The Company engaged an independent third party to perform the valuation of the warrants on the respective issuance dates for warrants issued during the three months ended March 31, 2008 and used the valuation for the warrants issued January 16, 2008 to determine the value of warrants issued in the three months ended June 30, 2008.  Rather than re-engaging an independent third party to perform new valuations at the April 30, 2008 and June 16, 2008 warrant issuance dates, the Company determined that the closing stock price of $0.25 at January 16, 2008 along with all other assumptions used for the January 16, 2008 warrant valuation were materially representative of the assumptions and resultant valuations that would be used for the warrant issuances in the three month period ending June 30, 2008.  On this basis, the value associated with all the warrants totaled $975,000 and was recorded as an offset to the principal balance of the secured notes and is being amortized into interest expense using the effective interest method.  The total expense recorded by the Company was $583,000 for the twelve months ended December 31, 2008. As of December 31, 2008, the net amount of the notes was $1,528,000

The Initial Warrants also contain a put feature (not included in the Additional Warrants), which gives the holder the option to put the warrant back to the Company for $0.15 per share. The holder can exercise its put option after the maturity date and has the ability to do so for one year. In addition, if the Company pays stock out for the warrants at the maturity date, the holder would have the right to put the common stock issued back to the Company for $0.15 per share. In both instances, the Company has determined that the put option associated with the Initial Warrants causes the instrument to contain a net cash settlement feature. As a result, in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the put option in the Initial Warrants requires liability treatment.  Additionally, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company will continue to report the fair value of the put option until either the liability is paid or the option is expired. Any changes in the fair value of the put liability will be recorded as a gain or loss.  A put warrant liability of $78,000 was determined and has been recorded as of December 31, 2008 using the same valuation methodology as described in detail in the preceding paragraph in regards to the warrant valuation for the twelve months ended December 31, 2008.  The Company did not obtain an additional third-party valuation of the warrants issued or the revaluation of the liability associated with the put feature of the warrants as of December 31, 2008 and the same range of assumptions used at January 16, 2008.

The warrants and put feature associated with the $1,920,000 promissory notes from the period ended December 31, 2008 were valued using the Black Sholes formula.

At December 31, 2008, the Company was in default of certain non-payment related items under the secured notes agreements.  The Company is working with the note holders to remedy these defaults.

In November and December 2008, two secured note holders invested an additional $310,000 in demand notes paying 13% interest per annum. No additional terms have been defined.  Subsequent to December 31, 2008, there was an additional $152,500 in demand notes issued to existing note holders under the same terms.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 — Preferred Stock

On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which were issued and outstanding as of December 31, 2007 and 2008.

Prior to the Business Combination, under InterMetro’s then effective Amended and Restated Certificate of Incorporation (the “Private Company Articles”), which were effectively replaced with the Company’s Amended and Restated Articles of Incorporation at the time of the Business Combination which were replaced by the Company’s current Amended and Restated Articles of Incorporation, the Company had authorized 10,000,000 shares of preferred stock, of which, 2,000,000, 2,000,000 and 500,000 shares were designated Series A, Series A-1 and Series B preferred stock, respectively. No shares of Series A or Series A-1 were ever issued. The Company had no Series B preferred stock outstanding at December 31, 2006, as all outstanding Series B preferred shares were exchanged for shares of common stock as part of the Business Combination as discussed below.

Exchange and Cancellation of Series B Preferred Stock and Warrants – On December 29, 2006, all of the Series B Preferred Stock holders entered into two exchange agreements to exchange their Series B Preferred Stock for common stock and warrants to purchase common stock for warrants to purchase common stock. Pursuant to the exchange agreements, holders of Series B Preferred Stock received 10.4746 shares of common stock for each share of Series B Preferred Stock in the first phase of the exchange and received warrants to purchase common stock in exchange for their warrants to purchase common stock in the second phase of the exchange. Accordingly, the Series B Preferred Stock holders received an aggregate of approximately 1,232,441 shares of common stock in the first phase of the exchange and received warrants to purchase approximately 1,232,441 shares of common stock in the second phase of the exchange. All of the Series B Preferred Stock was cancelled on December 29, 2006 and all rights of the Series B Preferred Stock holders related to the Series B Preferred Stock, including rights of conversion, were effectively eliminated. At the same time the Series B Preferred Stock holders entered into the exchange agreements, all Series B Preferred Stock holders entered into lock-up agreements prohibiting the sale of the Company’s common stock received by the Series B Preferred Stock holders in the Business Combination until one year after the effective date of the registration statement covering shares of common stock sold by the Company in the private placement which closed concurrently with the Business Combination on December 29, 2006.

8 — Common Stock

As of December 31, 2008, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000, of which 65,643,901 shares were issued and outstanding.

Holders of common stock are entitled to receive any dividends ratably, if declared by the board of directors out of assets legally available for the payment of dividends, subject to any preferential dividend rights of any outstanding preferred stock. Holders of common stock are entitled to cast one vote for each share held at all stockholder meetings for all purposes, including the election of directors. The holders of more than 50% of the common stock issued and outstanding and entitled to vote, present in person or by proxy, constitute a quorum at all meetings of stockholders. The vote of the holders of a majority of common stock present at such a meeting will decide any question brought before such meeting. Upon liquidation or dissolution, the holder of each outstanding share of common stock will be entitled to share equally in the Company’s assets legally available for distribution to such stockholder after payment of all liabilities and after distributions to preferred stockholders legally entitled to such distributions. Holders of common stock do not have any preemptive, subscription or redemption rights. All outstanding Shares of common stock are fully paid and nonassessable. The holders of the common stock do not have any registration rights with respect to the stock.

Private Placement of Securities – April 2008. In April 2008, the Company entered into a revolving credit agreement, pursuant to which the Company originally could borrow up to $1,500,000 which increased to $2,000,000 per Amendment No. 1 to the agreement in September 2008 and to $2,400,000 per Amendment No. 2 to the agreement in November 2008.  As part of the original transaction, the lender received warrants to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $1.00 which expire on April 30, 2015.  As part of the amendments, the lender received warrants to purchase an additional 4,000,000 shares of the Company’s common stock under the same terms as the original 2,000,000 warrants.

Private Placement of Securities –July 2008. In July 2008, the Company issued 200,000 shares of stock pursuant to an agency agreement for services related to potential financing activities, which had a fair value of $100,000.

Private Placement of Securities – December 2008. In December 2008, the Company issued 4,089,930 shares of common stock to the President of ATI as a result of an earn-out evaluation performed by the Company, which had a fair value of $611,043.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 — Stock Options and Warrants

2004 Stock Option Plan – Effective January 1, 2004, the Company’s Board of Directors adopted the 2004 Stock Option Plan for Directors, Officers, and Employees of and Consultants to InterMetro Communications, Inc. (the “2004 Plan”). All stock options to purchase common stock issued under the 2004 Plan were converted into stock options to purchase shares of common stock in connection with the Business Combination. The number of shares subject to the options and the exercise prices are presented on a pro forma basis as if the Business Combination had occurred at the beginning of the periods presented. The exercise periods and other terms and conditions of the stock options remained the same.

A total of 5,730,222 shares of the Company’s common stock had been reserved for issuance at December 31, 2008 and 2007 under the Company’s 2004 stock option plan. On March 6, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

During the years ended December 31, 2007 and 2008, no options were granted under the 2004 Plan. As of December 31, 2008, the Company has granted a total of 5,714,819 stock options to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in September 2007 and an additional 523,734 expired in the current year ended December 31, 2008.   In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  Of the remaining, 3,296,404 vest as  follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

Omnibus Stock and Incentive Plan – Effective January 19, 2007, the Company’s Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. The 2007 Plan allows any of the following types of awards, to be granted alone or in tandem with other awards: (1) Stock options which may be either incentive stock options (“ISOs”), which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonstatutory stock options (“NSOs”), which are not intended to meet those requirements; (2) restricted stock which is common stock that is subject to restrictions, including a prohibition against transfer and a substantial risk of forfeiture, until the end of a “restricted period” during which the grantee must satisfy certain vesting conditions; (3) restricted stock units which entitle the grantee to receive common stock, or cash (or other property) based on the value of common stock, after a “restricted period” during which the grantee must satisfy certain vesting conditions or the restricted stock unit is forfeited; (4) stock appreciation rights which entitle the grantee to receive, with respect to a specified number of shares of common stock, any increase in the value of the shares from the date the award is granted to the date the right is exercised; and (5) other types of equity-based compensation which may include shares of common stock granted upon the achievement of performance objectives.

The 2007 Plan will be administered by the Company’s Compensation Committee. The Company reserved 8,903,410 shares of common stock for awards under the 2007 Plan. In addition, on each anniversary of the 2007 Plan’s effective date on or before the fifth anniversary of the effective date, the aggregate number of shares of the Company’s common stock available for issuance under the 2007 Plan will be increased by the lesser of (a) 5% of the total number of shares of its common stock outstanding as of the December 31 immediately preceding the anniversary, (b) 4,713,570 shares, or (c) a lesser number of shares of its common stock that its board, in its sole discretion, determines. In general, shares reserved for awards that lapse or are canceled will be added back to the pool of shares available for awards under the 2007 Plan.

Awards under the 2007 Plan are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance objectives, or a combination of both. The Compensation Committee also has authority to provide for accelerated vesting upon occurrence of an event such as a change in control. The 2007 Plan specifically prohibits the Compensation Committee from repricing any stock options or stock appreciation rights. In general, awards under the 2007 Plan may not be assigned or transferred except by will or the laws of descent and distribution. However, the Compensation Committee may allow the transfer of NSOs to members of a 2007 Plan participant’s immediate family or to a trust, partnership, or corporation in which the parties in interest are limited to the participant and members of the participant’s immediate family.

The Board of Directors or the Compensation Committee may amend, alter, suspend, or terminate the 2007 Plan at any time. If necessary to comply with any applicable law (including stock exchange rules), the Company will first obtain stockholder approval. Amendments, alterations, suspensions, and termination of the 2007 Plan generally may not impair a participant’s (or a beneficiary’s) rights under an outstanding award. However, rights may be impaired if necessary to comply with an applicable law or accounting principles (including a change in the law or accounting principles) pursuant to a written agreement with the participant. Unless it is terminated sooner, the 2007 Plan will terminate upon the earlier of June 23, 2016 or the date all shares available for issuance under the 2007 Plan have been issued and vested.

For the year ended December 31, 2007, the Company granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at the date of grant. The Company recognized $228,174 in compensation expense related to the immediate vesting of the stock option grants. The remaining fair value is being recognized on a straight line basis over the vesting term of the remaining options.  For the year ended December 31, 2008, the Company granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors, 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years and expiring 5 years from date of grant.  The Company recognized $1,197 of compensation expense related to the 2008 grants.   As of December 31, 2008, none of the Company’s outstanding stock options under the 2007 Plan have been exercised.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the years ended December 31, 2007 and 2008:

	Number of Shares	Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	5,714,819		0.14
Granted (weighted average fair value of $.19 per share)	2,350,000	0.25	0.25
Exercised	—	—
Forfeited/expired	(308,077)	—	0.04

Options outstanding at December 31, 2007	7,756,742		0.18	7.56	$821,508
Granted (weighted average fair value of $.005 per share)	600,000	0.25	0.25
Exercised	(1,232,320)	—	0.04		135,847
Forfeited/expired	(523,734)	—	0.04

Options outstanding at December 31, 2008	6,600,688		0.18	7.16	$0.0

Options vested and expected to vest in the future at December 31, 2008	6,600,688		0.18	7.16	$0.0

Options exercisable at December 31, 2008	5,346,044		0.15	6.85	$0.0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the year ended December 31, 2008 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.  This amount changes based on the fair market value of the Company’s stock.  As of December 31, 2008, there remain 8,932,170 shares available for grant.

Additional information with respect to the outstanding options at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.04	1,478,748	5.00	$0.04	1,478,748	$0.04
0.04	154,038	5.25	0.04	154,039	0.04
0.04	431,307	5.50	0.04	431,307	0.04
0.04	123,231	6.00	0.04	123,231	0.04
0.22	277,269	6.75	0.22	249,542	0.22
0.25	2,950,000	8.75	0.25	1,879,586	0.25
0.27	338,884	6.75	0.27	288,052	0.27
0.41	643,880	7.00	0.41	561,316	0.41
0.81	110,908	7.00	0.81	87,802	0.81
0.97	92,423	7.25	0.97	92,423	0.97
	6,600,688			5,346,046

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For option grants during the years ended December 31, 2008 and 2007, the compensation cost was determined based on the fair value of the options, and is being recognized over the applicable vesting.

As of December 31, 2008, there was $211,973 of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans. The cost is expected to be recognized over a weighted average period of one year.

Warrants – Historically, the Company has issued warrants to providers of equipment financing.  For a detailed description of the warrants issued in connection with equipment financing arrangements, see Note 4. In the year ended December 31, 2008, a vendor of network equipment exercised 635,612 of its warrants with a cash exercise value of $165,936 in a cashless exchange for a $258,304 reduction in payables due to the vendor that resulted in a $92,368 gain on forgiveness of debt.

In May 2007, warrants to purchase 410,761 shares of the Company common stock were earned by a consultant to the Company, with a resulting charge under the fair value method of $818,984.  This amount was recorded in general and administrative expense in the year ended December 31, 2007.

 In April 30, 2008, the Company negotiated a revolving line of credit, which, as amended in September 2008 and November 2008, allows the company to borrow up to $2.4 million.  Warrants to purchase 6,000,000 shares of the Company’s common stock at $1.00 per share were issued in connection with this facility.  See Note 11 for a detail of the warrants issued in connection with this credit facility.

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

In the exchange agreements for the Business Combination, the InterMetro Delaware investors agreed to defer the exchange of certain warrants until such time that the Company increased the number of its authorized shares of common stock to 150,000,000. Also, employees of the Company agreed to defer the exchange of a portion of their common stock until such time that the Company had increased the number of its authorized shares of common stock to 150,000,000. The exchange agreements did not provide for a deferral of exercise rights for options issued under the 2004 Plan and the Company did not have enough authorized shares to accommodate the exercise of these options. Accordingly, effective on December 29, 2006, options under the 2004 Plan were not exercisable concurrently on the closing of the Business Combination and the Company determined that there was a liability for such options and included the liability within the accompanying financial statements for the year ended December 31, 2006. The options became exercisable without further act on the part of the holders thereof on May 31, 2007.

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

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 — Credit Facilities

In August 2006, the Company entered into unsecured credit facilities with an aggregate value of $525,000 with certain of its directors and officers, for general working capital. The facilities had one-year maturities and accrued interest on outstanding principal at 10% per annum compounded monthly. Principal and accrued interest were payable on August 31, 2007. In January 2007, the Company repaid all of these facilities and all accrued fees and interest.

In December 2006, the Company entered into a Term Credit Agreement under which it borrowed $600,000 from The Hunter Fund Limited, an affiliate of an investment banking company used in the Business Combination. The bridge loan principal and all related fees and expenses were repaid in January 2007.

ATI Bank Lines of Credit – ATI has two $100,000 lines of credit.  The line of credit with Bank of America has an interest rate of 7.13% per annum.  The line of credit with Wells Fargo Bank has an interest rate of 6.50 percent per annum.   The lines of credit are personally guaranteed by the former stockholder of ATI.

Revolving Credit Facility - The Company entered into agreements (the “Agreements”), effective as of April 30, 2008 (the “Closing Date”), with Moriah Capital, L.P. (“Moriah”), pursuant to which the Company could borrow up to $2,400,000 per Amendments No. 1 and No. 2 to the Agreements (the “Amendments").

Pursuant to the Agreements, the Company was permitted to borrow an amount not to exceed 80% of its eligible accounts (as defined in the Agreements), net of all discounts, allowances and credits given or claimed. Pursuant to the Amendments, from September 10, 2008 through November 4, 2008 this borrowing base increased to 110% of eligible accounts, from November 5, 2008 through December 15, 2008 increased to 135% of eligible accounts, from December 16, 2008 to January 15, 2009 decreases to 120% of eligible accounts, from January 16, 2009 through February 15, 2009 decreases to 110% of the eligible accounts, from February 16, 2009 to March 15, 2009 decreases to 100% of eligible accounts and thereafter is reduced to 85%.  As of December 31, 2008 the Company has borrowed $2,400,000.  The Company's obligations under the loans are secured by all of the assets of the Company, including but not limited to accounts receivable; provided, however, that Moriah’s lien on the collateral other than accounts receivable (as such terms are defined in the Agreements) are subject to the prior lien of the holders of the Company’s outstanding secured notes.  The Agreements include covenants that the Company must maintain, including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities.  As of December 31, 2008, the Company was not in compliance with all of the covenants and the availability of loan amounts under the Agreements expires on April 30, 2009.

Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes plus (B) 4% or (ii) 10%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on April 30, 2009.  (See Note 1.)

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

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the original transaction, Moriah received warrants to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $1.00 which expire on April 30, 2015.  As part of the Amendments No.1 and No. 2 , Moriah received warrants to purchase an additional 1,000,000 and 3,000,000 shares, respectively, of the Company’s common stock under the same terms as the original 2,000,000 warrants.   The Company accounts for the issuance of detachable stock purchase warrants in accordance with APB No. 14 and SFAS No. 150, whereby it separately measures the fair value of the debt and the detachable warrants, and in the case of detachable warrants with put features to the Company for cash, it also values the put feature as a separate component of the detachable warrant, and allocates the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrant and put feature for cash, which are accounted for as paid-in capital and a liability, respectively, is amortized over the estimated life of the debt.   The warrants were valued using the Black-Scholes option-pricing model using the assumptions noted in the table below.  The value associated with the 6,000,000 warrants was $928,000 and was recorded as an offset to the principal balance of the revolving credit facility and is being amortized on a straight-line basis over the term of the Agreement.  As discussed below, the put option liability was $250,000 and the $678,000 difference was credited to Additional Paid in Capital.  The expense recognized by the Company in the year ended December 31, 2008 from the amortization of the debt discount was $442,000.

	June 30, 2008	September 30, 2008	December 31, 2008
Risk-free interest rate	2.63%	2.42%	1.63%
Expected lives (in years)	3.5 years	3.5 years	3.5 years
Dividend yield	0%	0%	0%
Expected volatility	74.0%	74.0%	74.0%
Forfeiture rate	0%	0%	0%

The Company has also granted Moriah an option as part of the Agreements and Amendment pursuant to which Moriah can sell the warrants back to the Company for $250,000 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or April 30, 2009. The Company has determined that the put option associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the put option requires liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $250,000 as of December 31, 2008.

12 — Commitments and Contingencies

Equipment Leases – The Company leases equipment under capital lease arrangements expiring on various dates through 2009. Included in property and equipment, are the following assets held under capital lease (dollars in thousands):

	December 31,
	2008	2007

Telecommunications equipment	$929	$929
Telecommunications software	96	96
Computer equipment	33	33
Leasehold improvements, office equipment and furniture	8	8
Total property and equipment under capital lease	1,066	1,066
Less: accumulated depreciation	(993)	(818)
	$73	$248

The future minimum lease payments under non-cancelable capital leases for the years following December 31, 2008 are approximately $133,000 and are due in 2009.

Facility Lease – The Company leases its facilities under a non-cancelable operating lease that expired in March 2009 and was extended through June 30, 2009 at an annual expense of approximately $314,000. Rent expense for the Company’s facilities for the years ended December 31, 2008 and 2007 was $314,000 and $299,000, respectively.

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vendor Disputes – It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with vendors and other companies that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of December 31, 2008, there were approximately $3.4 million of disputed payables. The Company is in discussion with the significant vendors, or companies that have sent invoices, regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlements would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on SFAS 5, “Accounting for Contingencies.”

In April 2008, the Company entered into a settlement agreement with a significant provider of network services to the Company.  The settlement agreement included a payment arrangement for past due amounts of approximately $3.0 million with full repayment due prior to December 31, 2008.  The settlement agreement also provided a separate credit to the Company of approximately $1.4 million for past disputes.  As of December 31, 2008, the Company was not in compliance with the payment terms of the agreement and, therefore, was at risk of losing the $1.4 million credit and service termination. The Company currently owes $2.4 million, net of the $1.4 million credit, and is in discussions with the vendor.  The Company has not received a notice of default.  The resulting potential termination of the related service and collection proceedings would have a material adverse impact on the Company’s operating results, financial condition, and business performance.

The Company has periodically received “credit hold” and disconnect notices from major telecommunications carriers.  Suspension of service by any major carrier could have a material adverse effect on the company’s operations and financial condition.  These disconnect notices were generated primarily due to the non-payment of charges claimed by each carrier, including some amounts disputed by the Company.  Service has been maintained with each carrier, although further notices are possible if the Company is unable to make timely payments to its counterparties or to resolve the disputed amounts.  Such payments would be in addition to current charges generated with such carriers.  During the first quarter of 2009, one third party carrier suspended service to the Company due to non-payment of bills.  The claims and counterclaims arising from this event have not yet been resolved.

The Company has received notices from regulatory and taxing authorities in 27 states regarding its failure to file certain documents including but not limited to annual reports, articles of incorporation, and foreign corporation status.  Additionally, the Company is in discussions with state-level regulatory and taxing authorities regarding amounts that may be due to them including minimum corporate taxes, registered corporation fees, sales and use taxes, as well as penalties and interest.  The majority of these matters pertain to the Company’s wholly-owned subsidiary ATI, and the amounts at issue in most states are de minimis and have been reserved.  The Company has provided documentation to the various state authorities in connection with these inquiries and is actively cooperating with their investigations.

Legal Proceedings –  On January 15, 2008, a telecommunications carrier filed a lawsuit against the Company asserting unpaid invoices.  The carrier is also one of the Company’s customers.  On January 13, 2009, the parties entered into a settlement agreement whereby the Company will credit the carrier’s account in the amount of $20,000 each month for 18 months against which the carrier’s use of the Company’s services will be charged, for a total credit of $360,000.  Included in accounts payable as of December 31, 2008, is $360,000 of amounts due to the carrier, which will be reduced by $20,000 per month beginning in January 2009.

Blue Casa Communication, Inc. –  On December 12, 2007, Blue Casa Communications, Inc. (“Blue Casa”) filed a complaint against the Company asserting various causes of action, including breach of contract, breach of implied contract and unjust enrichment.   Blue Casa claims that the Company owes Blue Casa payment of access charges in the amount of $300,000.  The Company denies that it owes Blue Casa payment of access charges.  On March 9, 2009, the Court renewed the stay for an additional 180 days.

Cantata Technology, Inc. – On August 12, 2008, Cantata filed a lawsuit against the Company asserting a breach of contract claim arising out of the parties’ term sheet dated May 2, 2006.  Cantata is seeking $1.1 million together with interest costs, and attorney fees. Cantata is also seeking $63,000 for support services provided during the second year of the parties’ relationship.  As discussed in Note 4, the Company has accrued $1,096,000 due to Cantata as of December 31, 2008.  The Company accrued additional interest of $300,000 as a contingent liability related to this law suit.   The Company has filed a counterclaim against Cantata and a third party claim against its parent company, Dialogic.  The Company is vigorously asserting its claims against Cantata and Dialogic and does not expect a material adverse outcome from this matter.

Hypercube/KMC – On April 30, 2007, the Company initiated litigation against KMC Data, LLC and its affiliate Hypercube, LLC (collectively referred to herein as “KMC”), or (the “KMC Litigation”).  KMC, in turn, filed various counterclaims against the Company.  The KMC Litigation concerns the issue of whether or to what extent the Company is obligated to pay KMC fees related to the transmission and routing of wireless communications traffic, and if so, what rates would be appropriate.  As of March 31, 2009, there are approximately $1.2 million of charges that the Company disputes. The Company has recorded these disputes as an offset to accounts payable at December 31, 2008. As of December 31, 2008, the Company has recorded the $1.2 million in accounts payable, with a corresponding offset to unresolved disputed amounts.  On August 6, 2007, the Court stayed the KMC Litigation pending referral of certain issues in the case to the Federal Communications Commission under the doctrine of primary jurisdiction.  The case is currently stayed.  The Company cannot predict the outcome of these proceedings at this time or how long the Court’s stay will remain in place.  A ruling against the Company could have a material adverse impact on its operating results, financial condition and business performance.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the following vendors, carriers and customers have sent written notice of their intent to file suit against the Company:

A Local Exchange Carrier – A local exchange carrier (LEC) invoiced the Company access charges in connection with certain wireless originated calls of a third party provider.  During the period from November 2008 through February 2009, the Company paid the LEC’s invoiced charges in connection with these wireless originated calls.  During this time frame, the Company submitted disputes to the LEC for the wireless call charges equaling approximately $337,000.  The LEC has denied the disputes submitted by the Company.  The Company has withheld payment to the LEC asserting that it has overpaid for services.  To date, the Company and the LEC have not resolved the dispute.

An Interexchange Carrier – An interexchange carrier (IXC) asserts to the Company  that it is owed approximately $1.1 million in past due disputed and undisputed charges.  The carrier has threatened to disconnect services to the Company and to initiate litigation against the Company.  The carrier and the Company have been engaged in discussions to resolve these payment issues.  If the carrier suspends its provision of services to the Company or initiates litigation against the Company, it could have a material adverse impact on the Company’s operating results, financial condition and business performance.

Federal Communications Commission - On November 26, 2008, the Company  received letters of inquiry from the Federal Communications Commission (“FCC”) in connection with nonpayment of fees and surcharges required pursuant to the FCC’s regulations.  The Company has provided documentation to the FCC in connection with these inquiries and is actively cooperating with the FCC’s investigations.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  The Company may not have made all of the payments claimed by the USAC in a timely manner, including payments owed pursuant to agreed upon payment plans with the Company.  The USAC has transferred some of these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC may transfer the unpaid amounts to the Department of the Treasury.  If the amounts are not resolved, they may then be transferred to the Department of Justice for collection action.  With each transfer, additional fees, surcharges and penalties are added to the amount due.  As of February 28, 2009, USAC and the FCC have claimed approximately $410,000 is due and payable in connection with the USF.  The Company is working with USAC and the FCC to resolve these amounts.

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in general and administrative expense is $78,000 in 2008 and $156,000 in 2007 for these services and included in accounts payable is $182,000 at December 31, 2008 and $104,000 at December 31, 2007 for unpaid amounts.

13 — Income Taxes

At December 31, 2008, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $18.0 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards begin to expire in 2008.

 The following is a summary of the Company’s deferred tax assets and liabilities (dollars in thousands):

	December 31,
	2008	2007
Current assets and liabilities:
Deferred revenue	$20	$(58)
Accrued expenses	335	(9)
	355	(67)
Valuation allowance	(355)	67

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$31	$53
Net operating loss carryforward	17,736	13,966
	17,767	14,019
Valuation allowance	(17,767)	(14,019)
Net non-current deferred tax asset	$—	$—

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Year Ended December 31,
	2008	2007
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2008 and 2007.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. The Company recognized no cumulative effect adjustment as a result of adopting FIN 48.  At December 31, 2008 and 2007, the Company did not have any unrecognized tax benefits.

14 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (dollars in thousands):

	Year Ended December 31,
	2008	2007
Cash paid:
Interest	$245	$298
Income taxes	$—	$5

Non-cash information:
Issuance of common stock for cashless exercise of warrants.	$6	$—

Cancellation of debt due to loan modification	$600	$—

Fair value of debt discount (net of put liability)	$1,575	$—

Equipment obtained under capital leases	$—	$233

Stock issued on cashless exercise of common stock purchase options	$1	$—

Reclassification of options and warrants liability to equity	$—	$10,999

15 — Fourth Quarter Adjustment

The Company finalized the calculation of the earn-out as described in Note 2 and recorded the issuance of 4,089,930 shares of common stock valued at $611,043 in the three months ended December 31, 2008.

16 — Subsequent Event

The following events have occurred since December 31, 2008:

During the first quarter of 2009, VenCore Solutions and the Company entered into an agreement whereby Vencore agreed to refinance approximately $329,000 of leases on equipment.  In conjunction with this event, the Company issued to VenCore 50,000 shares of its common stock with a fair value of $25,000.