Form 10-Q
period 2009-03-31
InterMetro Communications, Inc.
filed 2009-05-20
CIK 1160142

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51384

InterMetro Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0476779
(State of Incorporation)	(IRS Employer Identification No.)

2685 Park Center Drive, Building A,
Simi Valley, California 93065
(Address of Principal Executive Offices) (Zip Code)

(805) 433-8000
(Registrant’s Telephone Number, 0Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  □ No  ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2009 there were 69,563,901 shares outstanding of the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash	$329	$171
Accounts receivable, net of allowance for doubtful accounts of $150 and $125 at March 31, 2009 and December 31, 2008, respectively	2,994	2,333
Deposits	145	150
Other current assets	396	101
Total current assets	3,864	2,755
Property and equipment, net	285	377
Goodwill	900	900
Other intangible assets	73	82
Other long-term assets	2	36
Total Assets	$5,124	$4,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable net of dispute reserve of $3,890 and $3,402 at March 31, 2009 and December 31, 2008, respectively	$10,964	$10,395
Accrued expenses	5,121	4,049
Bank overdraft	244	562
Deferred revenues and customer deposits	622	602
Note payable to equipment leasing vendor	325	—
Borrowings under line of credit facilities net of debt discount of $122 and $487 at March 31, 2009 and December 31, 2008, respectively (in default)	2,475	2,112
Amount due to Former ATI shareholder (in default)	75	75
Capital lease obligations	—	133
Advances including $375 and $310 from related parties at March 31, 2009 and December 31, 2008, respectively	462	310
Secured promissory notes, including $500 from related parties net of debt discount of $209 and $392 at March 31, 2009 and December 31, 2008, respectively (in default)	1,711	1,528
Liability for common stock put feature	288	—
Liability for warrant put feature	250	250
Total current liabilities	22,537	20,016

Liability for warrant put feature	—	78
Total liabilities	22,537	20,094

Commitments and contingencies (Note 10 )

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized 69,533,901 and 65,643,901 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	70	66
Additional paid-in capital	28,467	28,333
Accumulated deficit	(45,950)	(44,343)
Total stockholders’ deficit	(17,413)	(15,944)
Total Liabilities and Stockholders’ Deficit	$5,124	$4,150

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenues	$6,126	$6,387
Network costs	4,682	6,132
Gross profit	1,444	255
Operating expenses
Sales and marketing (includes stock based compensation of $11 each for the three months ended March 31, 2009 and 2008)	585	477
General and administrative (includes stock based compensation of $49 and $79 for the three months ended March 31, 2009 and 2008, respectively)	1,245	1,410
Total operating expenses	1,830	1,887
Operating loss	(386)	(1,632)
Interest expense, net (includes stock-based charges of $834 and $91 for the three months ended March 31, 2009 and 2008, respectively)	1,246	376
Gain on forgiveness of debt	(25)	(92)

Net loss	$(1,607)	$(1,916)
Basic and diluted net loss per common share	$(0.02)	$(0.03)
Shares used to calculate basic and diluted net loss per common share	67,401	59,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2009	65,643,901	$66	$28,333	$(44,343)	$(15,944)
Amortization of stock-based compensation	—	—	60	—	60
Cashless warrants exercise relating to secured promissory notes	3,840,000	4	(4)	—	—
Reclassification of warrants put liability to equity	—	—	78	—	78
Stock issued to equipment vendor	50,000	—	—	—	—
Net loss for the three months ended March 31, 2009	—	—	—	(1,607)	(1,607)
Balance at March 31, 2009	69,533,901	$70	$28,467	$(45,950)	$(17,413)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,607)	$(1,916)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	102	219
Stock based compensation	60	90
Amortization of debt discount	834	91
Provision for doubtful accounts	25	—
Gain on forgiveness of debt	(25)	(92)
(Increase) decrease in assets:
Accounts receivable	(686)	(195)
Deposits	—	20
Other current assets	(296)	(191)
Increase (decrease) in liabilities:
Accounts payable	826	1,061
Accrued expenses	1,071	272
Deferred revenues and customer deposits	20	92
Net cash provided by (used in) operating activities	324	(549)

Cash flows from financing activities:
Proceeds from secured notes	—	1,370
Cancellation of debt due to loan modification	—	(600)
Payment of amounts to related party	—	(70)
Advances, including $65 from related parties	152	—
Bank overdraft	(318)	(19)
Principal payments on capital lease obligations	—	(43)
Net cash (used in) provided by financing activities	(166)	638

Net increase in cash	158	89
Cash at beginning of period	171	277
Cash at end of period	$329	$366

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Basis of Presentation - The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 which are included in Form 10-K filed by the Company on April 15, 2009.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred net losses of $1,607,000 and $1,916,000 for the three months ended March 31, 2009 and 2008, respectively.  In addition, the Company had total shareholders’ deficit of $17,413,000 and a working capital deficit of $18,673,000 as of March 31, 2009.  The Company anticipates it will not have sufficient cash flows to fund its operations through fiscal 2009 without the completion of additional financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations.  The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 9, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,400,000.  At March 31, 2009, the Company had borrowed $2,400,000.  These agreements include financial and other covenants that the Company needed to maintain at March 31, 2009.  The availability of loan amounts under the agreements expired on April 30, 2009.  The Company was not in compliance with certain covenants as of March 31, 2009, and accordingly, Moriah can call the loan immediately payable at any time.  The Company is currently in negotiation with Moriah regarding all aspects of this loan including extension of the maturity date. The Company has other significant matters of importance, including: other contingencies such as vendor disputes and lawsuits discussed in Note 10 and covenant defaults on the secured notes as discussed in Note 6 that could cause an acceleration of those amount due.  There can be no assurance that the Company will be successful in causing the defaults to be waived.  These matters, individually or in the aggregate, could have material adverse consequences to the Company’s operations and financial condition at any time.

Management believes that the recent losses are primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base and the resultant increase in revenues, in order for the Company to become profitable. The Company continues to require outside financing until such time as it can achieve positive cash flow from operations.   In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 pursuant to the sale of secured notes with individual investors for general working capital and advances of an additional $462,500 from November 2008 to February 2009. The terms of the secured notes are 18 months maturity (beginning in June 2009) with an interest rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million.  In addition, the Company entered into a revolving credit agreement with Moriah, effective on April 30, 2008 (See Note 9) and expiring on April 30, 2009, pursuant to which the Company could access funds up to $2,400,000.  The Company is currently in negotiations with Moriah regarding an extension of the maturity date and an increase to advance rates under the revolving credit agreement. There can be no assurance that the Company will be successful in completing this required financing (or other financing) or that it will continue to expand its revenue.  Should the Company be unsuccessful in this financing attempt or other financings, material adverse consequences could occur should the Company be unable to secure alternate financing.

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.  An additional bad debt allowance of $25,000 was recorded in the three months ended March 31, 2009.

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

Advertising Costs - The Company expenses advertising costs as incurred. Advertising costs included in sales and marketing expenses were $0 and $2,000 for the three months ended March 31, 2009 and 2008, respectively.

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

Impairment of Long-Lived Assets - The Company assesses impairment of its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include:

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. SFAS No. 142 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At March 31, 2009, there is no impairment in the value of Goodwill and intangible assets with indefinite useful lives.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short term debt. The Company maintains its cash with a major financial institution located in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. Periodically throughout the year the Company maintained balances in excess of federally insured limits. The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers and services provided from vendors. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, such losses, if any, have been within management’s expectations.

The Company had one customer which accounted for 14% or more of net revenue for the three months ended March 31, 2009 and no customers which accounted for more than 10% or more of net revenue for the three months ended March 31, 2008.

One customer had an outstanding accounts receivable balance which accounted for 31% and 21% of the total accounts receivable at March 31, 2009 and December 31, 2008, respectively.

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

Effective October 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 ("SFAS No. 160") to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The requirements of SFAS 160 do not currently apply to the Company.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.” ("SFAS No. 161") This statement requires enhanced disclosures about derivative instruments and hedging activities within an entity by requiring the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk related, and it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS 161 did not impact the Company.

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of its common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a $150,000 two-year unsecured promissory note. These amounts were payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition closing date. As of March 31, 2009, $75,000 remained unpaid to the selling shareholder. The fair value of the shares issued was based on the guaranteed price of $4.87 per share.  The number of shares of common stock consideration paid to the selling shareholder of ATI was subject to an adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock did not reach a minimum price of $4.87 per share during the two years following the closing date.   The selling shareholder of ATI was also entitled to contingent consideration of common shares and cash during the two succeeding years from the acquisition date upon meeting certain performance targets tied to revenue and profitability.  In December 2008, the Company issued 4,089,930 shares of common stock, with a fair value of $611,043, as payment of the contingent consideration.

3 — Other Current Assets

The following is a summary of the Company’s other current assets (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Employee advances	$44	$40
Deferred loan costs	21	—
Prepaid expenses	331	61
Other current assets	$396	$101

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Telecommunications equipment	$3,257	$3,257
Computer equipment	174	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,624	3,624
Less: accumulated depreciation and amortization	(3,339)	(3,247)
Property and equipment, net	$285	$377

Depreciation expense included in network costs was $89,070 and $200,217 for the three months ended March 31, 2009 and 2008, respectively. Depreciation and amortization expense included in general and administrative expenses was $3,594 and $9,876 for the three months ended March 31, 2009 and 2008, respectively.

The Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company can obtain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its current operations. Repayment for these assets is based on the actual underlying traffic utilized by each piece of equipment, plus the issuance of a warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share. For certain assets that can be purchased under this agreement, the Company has an option to issue a predetermined warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share as full payment.  In March 2008, through an addendum to the agreement, the vendor exercised 635,612 of its warrants with a cash exercise value of $165,936 in a cashless exchange for a $258,304 reduction in amounts due to the vendor resulting in a $92,368 gain on forgiveness of debt.  As of March 31, 2009, the Company had purchased telecommunications equipment under this agreement totaling $1,439,222, of which approximately $376,000 and $386,000 remained to be paid at March 31, 2009 and December 31, 2008, respectively.

The Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. Payments were scheduled to be based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments. As of March 31, 2009, the Company had purchased VoIP equipment under this agreement totaling $691,000.  The value of the equipment was based on the present value of future scheduled payments.  As more fully explained in Note 11, the Company was sued by Cantata for breach of contract and lack of payment.  As of March 31, 2009, the Company had accrued $1,096,000 due to Cantata, which is equal to the undiscounted future scheduled payments.

In March 2009, the Company entered into a loan and security agreement with a vendor that is a significant lessor of network equipment to the Company.  As part of the agreement, the Company signed a promissory note to the vendor in the amount of $328,976 with an interest rate of 12.011% per annum to be paid in eighteen (18) monthly installments through October 2010. The Company also issued 50,000 shares of its common stock valued at $0.01 per share.  As a result of this loan and security agreement, the Company recorded a $24,500 gain on forgiveness of debt during the three months ended March 31, 2009.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Amounts due under equipment agreements (in default)	$1,178	$1,170
Commissions, network costs and other general accruals	2,497	1,798
Deferred payroll and other payroll related liabilities	532	503
Interest due on convertible promissory notes and other debt	670	315
Payments due to third party providers	244	263
Accrued expenses	$5,121	$4,049

6 — Secured Promissory Notes and Advances

In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.   During the twelve months ended December 31, 2008, the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors for a total of $1,920,000 and the Company may continue to sell similar secured notes up to a maximum offering of $3 million.  The secured notes mature 13 to 18 months after issuance and bear interest at a rate of 13% per annum due at the maturity date. The notes contained an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note that is due on the date the Company makes its first prepayment or the maturity date. The Company accrued $107,000 related to these fees and recorded related interest expense of $86,000 during the three months ended March 31, 2009.   The holder of each note has the right upon the occurrence of a financing equal to or greater than $10 million, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into either securities sold in the financing at the price sold or common stock by dividing the conversion amount by $1.00.  The secured notes are collateralized by substantially all of the assets of the Company.

In connection with the notes, the Company issued two common stock purchase warrants for every dollar received or 3.84 million common stock purchase warrants with an exercise price of $1.00, 1.92 million of which expire on January 16, 2013 (the “Initial Warrants”) and 1.92 million of which expire on February 1, 2014 ( the “Additional Warrants”).  With respect to the 1.92 million Initial Warrants issued in this financing, if such warrants were still held by the lenders at February 1, 2009, the lenders were entitled to receive a payment (the “Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Reference Price”) was less than $1.00.  The Reference Payment was equal to the difference between $1.00 and the Reference Price.  The Company, in its sole discretion, had the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders. If the Company elected to make the above payment by issuing Common Stock any time after the maturity date of the note until the first anniversary of the date thereof the holder may submit the Common Stock to the Company for $0.15 per share of Common Stock. The Company has offered to make the Reference Payment by issuing one share of common stock per dollar invested.

With respect to the remaining 1.92 million Additional Warrants issued in this financing that expire on February 1, 2014, if such warrants were still held by the lenders at February 1, 2009, the lenders were entitled to receive a payment (the “Second Reference Payment”) to the extent that the volume weighted average price per share for the 30 trading days ending January 30, 2009 (the “Second Reference Price”) was less than $2.00.  The Second Reference Payment was equal to the difference between $2.00 and the Second Reference Price up to a maximum value of $1.00.  The Company, in its sole discretion, had the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders.  The Company has offered to make the Second Reference Payment by issuing one share of common stock per dollar invested.

In regards to the Reference Payment and Second Reference Payment,  the Company exercised its right to make the payments by issuing Common Stock in lieu of cash and 13 of the 15 warrant holders have provided the Company with shares requests and have been issued shares of the Company’s Common Stock.  A total of 2,640,000 shares of Common Stock have been issued as payment.  The remaining 1,200,000 shares for the 2 warrant holders who have not formally requested shares are deemed to be issued and have been recorded as such.   These shares represent the maximum shares allowed to be issued in connection with the notes, therefore, the warrants have in effect been exercised for Common Stock at $0.01, the market price at the date of issuance.

Also in connection with the issuance and deemed issuance of stock for warrants, the Company recognized an additional $201,000 of interest expense as a result of expensing the full amount of the remaining unamortized debt discount related to the warrants.

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

The Company allocated the proceeds received between the notes and warrants in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  The Company engaged an independent third party to perform the valuation of the warrants on the respective issuance dates for warrants issued during the three months ended March 31, 2008 and used the valuation for the warrants issued January 16, 2008 to determine the value of warrants issued in the three months ended June 30, 2008.  Rather than re-engaging an independent third party to perform new valuations at the April 30, 2008 and June 16, 2008 warrant issuance dates, the Company determined that the closing stock price of $0.25 at January 16, 2008 along with all other assumptions used for the January 16, 2008 warrant valuation were materially representative of the assumptions and resultant valuations that would be used for the warrant issuances in the three month period ending June 30, 2008.  On this basis, the value associated with all the warrants totaled $975,000 and was recorded as an offset to the principal balance of the secured notes and is being amortized into interest expense using the effective interest method.  The total expense recorded by the Company was $392,000 (including additional expense related to fully amortizing the original debt discount) and $91,000 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the net amount of the notes was $1,711,000.

The Initial Warrants also contain a put feature (not included in the Additional Warrants), which gives the holder the option to put the warrant back to the Company for $0.15 per share. The holder can exercise its put option after the maturity date and has the ability to do so for one year. In addition, if the Company pays stock out for the warrants at the maturity date, the holder would have the right to put the common stock issued back to the Company for $0.15 per share. In both instances, the Company has determined that the put option associated with the Initial Warrants causes the instrument to contain a net cash settlement feature. As a result, in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the put option in the Initial Warrants requires liability treatment.  Additionally, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company will continue to report the fair value of the put option until either the liability is paid or the option is expired. Any changes in the fair value of the put liability will be recorded as a gain or loss.  A put warrant liability of $78,000 was originally recorded related to the Initial Warrants using the same valuation methodology as described in detail in the preceding paragraph in regards to the warrant valuation for the twelve months ended December 31, 2008.  Also in connection with the issuance and deemed issuance of stock for warrants, the Company reclassified to equity the original $78,000 put liability related to the warrants and recorded a new $288,000 put liability and debt discount for the $0.15 put price of the 1,920,000 Initial Warrants.   The Company recognized $79,000 of interest expense from the amortization of this debt discount in the three months ended March 31, 2009.

The warrants and put feature associated with the $1,920,000 promissory notes from the period ended December 31, 2008 were valued using the Black Sholes formula.

At March 31, 2009, the Company was in default of certain non-payment related items under the secured notes agreements.  The Company is working with the note holders to remedy these defaults.

In November and December 2008, two related party secured note holders advanced an additional $310,000 and during the three months ended March 31, 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum. No additional terms have been defined.

7 — Common and Preferred Stock

Common Stock - As of March 31, 2009, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 69,533,901 shares were issued and outstanding.

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

8 — Stock Options and Warrants

2004 Stock Option Plan - Effective January 1, 2004, the Company’s Board of Directors adopted the 2004 Stock Option Plan for Directors, Officers, and Employees of and Consultants to InterMetro Communications, Inc. (the “2004 Plan”).  A total of 5,730,222 shares of the Company’s common stock had been reserved for issuance at March 31, 2009 and December 31, 2008. Upon shareholder ratification of the 2004 Plan pursuant to the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 6, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

As of March 31, 2009, the Company has granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in September 2007.  In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  Of the remaining, 3,296,404 vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

Omnibus Stock and Incentive Plan – Effective January 19, 2007, our Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. Our shareholders ratified the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission which was declared effective on May 10, 2007.  Any employee or director of, or consultant for, us or any of the Company's subsidiaries or other affiliates will be eligible to receive awards under the 2007 Plan. The Company has reserved 8,903,410 shares of common stock for awards under the 2007 Plan.

In November 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant.  In October 2008, InterMetro granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years expiring 5 years from date of grant.  No options to purchase shares of common stock were granted under the 2007 plan in the three months ended March 31, 2009.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the three months ended March 31, 2009 (unaudited):

	Number of Shares	Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	6,600,688	$—	$0.18	7.16	$0.0
Granted	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—

Options outstanding at March 31, 2009	6,600,688		0.21	6.91	0.0

Options vested and expected to vest in the future at March 31, 2009	6,600,688		0.21	6.91	0.0

Options exercisable at March 31, 2009	5,535,955		0.20	6.64	0.0

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the three month period ended March 31, 2009 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009.

Additional information with respect to the outstanding options at March 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.04	1,478,748	4.75	$0.04	1,478,747	$0.04
0.04	154,038	5.00	0.04	154,038	0.04
0.04	431,307	5.25	0.04	431,307	0.04
0.04	123,231	5.75	0.04	123,231	0.04
0.22	277,269	6.50	0.22	263,405	0.22
0.25	2,950,000	8.50	0.25	2,012,502	0.25
0.27	338,884	6.50	0.27	304,996	0.27
0.41	643,880	6.75	0.41	581,957	0.41
0.81	110,908	6.75	0.81	93,347	0.81
0.97	92,423	7.00	0.97	92,423	0.97
	6,600,688			5,535,955

For option grants during the years ended December 31, 2008 and 2007, the compensation cost was determined based on the fair value of the options and is being recognized over the applicable vesting period.

As of March 31, 2009, there was $150,000 of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.  The cost is expected to be recognized over a weighted average period of approximately 2 years.

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

 9 — Credit Facilities

ATI Bank Lines of Credit – ATI has two $100,000 lines of credit.  The line of credit with Bank of America has an interest rate of 7.13% per annum.  The line of credit with Wells Fargo Bank has an interest rate of  6.50% per annum.   The lines of credit are personally guaranteed by the former stockholder of ATI.

Revolving Credit Facility - The Company entered into agreements (the “Agreements”), effective as of April 30, 2008 (the “Closing Date”), with Moriah Capital, L.P. (“Moriah”), pursuant to which the Company could borrow up to $2,400,000 per Amendments No. 1 and No. 2 to the Agreements (the “Amendments).

Pursuant to the Agreements, the Company was permitted to borrow an amount not to exceed 80% of its eligible accounts (as defined in the Agreements), net of all discounts, allowances and credits given or claimed. Pursuant to the Amendments, from September 10, 2008 through November 4, 2008 this borrowing base increased to 110% of eligible accounts, from November 5, 2008 through December 15, 2008 increased to 135% of eligible accounts, from December 16, 2008 to January 15, 2009 decreases to 120% of eligible accounts, from January 16, 2009 through February 15, 2009 decreased to 110% of the eligible accounts, from February 16, 2009 to March 15, 2009 decreased to 100% of eligible accounts and thereafter was reduced to 85%.  As of March 31, 2009, the Company has borrowed $2,400,000.  The Company's obligations under the loans are secured by all of the assets of the Company, including but not limited to accounts receivable; provided, however, that Moriah’s lien on the collateral other than accounts receivable (as such terms are defined in the Agreements) are subject to the prior lien of the holders of the Company’s outstanding secured notes.  The Agreements include covenants that the Company must maintain, including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities.  As of March 31, 2009, the Company was not in compliance with all of the covenants and the availability of loan amounts under the Agreements expires on April 30, 2009. The Company is currently in active negotiation in regards to the terms of an extension of the Agreements.

Annual interest on the credit facitlty is equal to the greater of (i) the sum of (A) the Prime Rate as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes plus (B) 4% or (ii) 10%, and was to be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on April 30, 2009.  (See Note 1.)

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

As part of the original transaction, Moriah received warrants to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $1.00 which expire on April 30, 2015.  As part of the Amendments No.1 and No. 2, Moriah received warrants to purchase an additional 1,000,000 and 3,000,000 shares, respectively, of the Company’s common stock under the same terms as the original 2,000,000 warrants.   The Company accounts for the issuance of detachable stock purchase warrants in accordance with APB No. 14 and SFAS No. 150, whereby it separately measures the fair value of the debt and the detachable warrants, and in the case of detachable warrants with put features to the Company for cash, it also values the put feature as a separate component of the detachable warrant, and allocates the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrant and put feature for cash, which are accounted for as paid-in capital and a liability, respectively, is amortized over the estimated life of the debt.   The warrants were valued using the Black-Scholes option-pricing model using the assumptions noted in the table below.  The value associated with the 6,000,000 warrants was $928,000 and was recorded as an offset to the principal balance of the revolving credit facility and is being amortized on a straight-line basis over the term of the Agreement.  As discussed below, the put option liability was $250,000 and the $678,000 difference was credited to Additional Paid in Capital.  The expense recognized by the Company in the three months ended March 31, 2009 from the amortization of the debt discount was $364,000. The Company calculated the fair value of the warrants using the following assumptions:

	June 30, 2008	September 30, 2008	December 31, 2008
Risk-free interest rate	2.63%	2.42%	1.63%
Expected lives (in years)	3.5 years	3.5 years	3.5 years
Dividend yield	0%	0%	0%
Expected volatility	74.0%	74.0%	74.0%
Forfeiture rate	0%	0%	0%

The Company has also granted Moriah an option as part of the Agreements and Amendment pursuant to which Moriah can sell the warrants back to the Company for $250,000 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or April 30, 2009. The Company has determined that the put option associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the put option requires liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $250,000 as of March 31, 2009.
.
10 — Commitments and Contingencies

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company’s industry to have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with vendors and other companies that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of March 31, 2009, there were approximately $3.9 million of disputed payables. The Company is in discussion with the significant vendors, or companies that have sent invoices, regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlements would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on SFAS 5, “Accounting for Contingencies.”

In April 2008, the Company entered into a settlement agreement with a significant provider of network services to the Company.  The settlement agreement included a payment arrangement for past due amounts of approximately $3.0 million with full repayment due prior to December 31, 2008.  The settlement agreement also provided a separate credit to the Company of approximately $1.4 million for past disputes.  As of March 31, 2009, the Company was not in compliance with the payment terms of the agreement and, therefore, was at risk of losing the $1.4 million credit and service termination. The Company currently owes $2.4 million, net of the $1.4 million credit, and is in discussions with the vendor.  The Company has not received a notice of default.  The resulting potential termination of the related service and collection proceedings would have a material adverse impact on the Company’s operating results, financial condition, and business performance.

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

Legal Proceedings –  On January 15, 2008, a telecommunications carrier filed a lawsuit against the Company asserting unpaid invoices.  The carrier is also one of the Company’s customers.  On January 13, 2009, the parties entered into a settlement agreement whereby the Company will credit the carrier’s account in the amount of $20,000 each month for 18 months against which the carrier’s use of the Company’s services will be charged, for a total credit of $360,000.  Included in accounts payable as of March 31, 2009, is $360,000 of amounts due to the carrier, which will be reduced by $20,000 per month.

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

Cantata Technology, Inc. – On August 12, 2008, Cantata filed a lawsuit against the Company asserting a breach of contract claim arising out of the parties’ term sheet dated May 2, 2006.  Cantata is seeking $1.1 million together with interest costs, and attorney fees. Cantata is also seeking $63,000 for support services provided during the second year of the parties’ relationship.  As discussed in Note 4, the Company has accrued $1,096,000 due to Cantata as of March 31, 2009.  The Company has filed a counterclaim against Cantata and a third party claim against its parent company, Dialogic.  The Company is vigorously asserting its claims against Cantata and Dialogic and a ruling against the Company could have a material adverse impact on its operating results, financial condition and business performance.

Hypercube/KMC – On April 30, 2007, the Company initiated litigation against KMC Data, LLC and its affiliate Hypercube, LLC (collectively referred to herein as “KMC”), or (the “KMC Litigation”).  KMC, in turn, filed various counterclaims against the Company.  The KMC Litigation concerns the issue of whether or to what extent the Company is obligated to pay KMC fees related to the transmission and routing of wireless communications traffic, and if so, what rates would be appropriate.  As of March 31, 2009, there are approximately $1.2 million of charges that the Company disputes. As of March 31, 2009, the Company has recorded the $1.2 million in accounts payable, with a corresponding offset to unresolved disputed amounts.  On August 6, 2007, the Court stayed the KMC Litigation pending referral of certain issues in the case to the Federal Communications Commission under the doctrine of primary jurisdiction.  The case is currently stayed.  The Company cannot predict the outcome of these proceedings at this time or how long the Court’s stay will remain in place.  A ruling against the Company could have a material adverse impact on its operating results, financial condition and business performance.

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

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accounts payable is $182,000 at March 31, 2009 for unpaid amounts.

11 — Income Taxes

At March 31, 2009, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $19.1 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards begin to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Current assets and liabilities:
Current assets and liabilities:
Deferred revenue	$108	$20
Bad Debt	25	—
Accrued expenses	97	335
	230	355
Valuation allowance	(230)	(355)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$12	$31
Net operating loss carryforward	19,132	17,736
	19,144	17,767
Valuation allowance	(19,144)	(17,767)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Three Months Ended March 31,
	2009	2008
	(unaudited)
Federal statutory tax rate	(34)	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2008 and March 31, 2009.

12 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Cash paid:
Interest	$73	$67

Non-cash information:

Issuance of common stock for cashless exercise of warrants	$4	$165

Note payable replacing equipment capital leases	$329	$—

Fair value of debt discount (net of put liability)	288	627

Reclassification of warrants put liability to equity	78	—

Stock issued on cashless exercise of common stock purchase options	$—	$1

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

Background

InterMetro Communications, Inc., (hereinafter, “we,” “us,”  “InterMetro” or the “Company”) is a Nevada corporation which through its wholly owned subsidiary, InterMetro Communications, Inc. (Delaware) (hereinafter, “InterMetro Delaware”), is engaged in the business of providing voice over Internet Protocol (“VoIP”) communications services.

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

We enhanced our network’s functionality by implementing Signaling System 7, or SS-7, technology. SS-7 allows access to customers of the local telephone companies, as well as customers of wireless carriers. SS-7 is the established industry standard for reliable call completion, and it also provides interoperability between our VoIP infrastructure and traditional telephone company networks.  While we expect to continue to add to capacity, as of March 31, 2009 and 2008, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure.  We believe that increasing voice minutes utilizing our network expansion will ultimately generate gross margins approximating those generated prior to the network expansion. A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

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

Our Business Model

Historically, we have been successful in implementing our business plan through the expansion of our VoIP infrastructure. Since our inception, we have grown our customer base to include over 200 customers, including several large publicly-traded telecommunications companies and retail distribution partners. In connection with the addition of customers and the provision of related voice services, we have expanded our national VoIP infrastructure.

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

Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2009	2008
Net revenues	100%	100%
Network costs	76	96
Gross profit	24	4
Operating expenses:
Sales and marketing	10	7
General and administrative	20	22
Total operating expenses	30	29
Operating loss	(6)	(25)
Gain on forgiveness of debt	0	(1)
Interest expense	19	6

Net loss	(25)%	(30)%

Net Revenues. Net revenues decreased $261,000, or 4.1%, to $6.1 million for the three months ended March 31, 2009 from $6.4 million for the three months ended March 31, 2008. Though we have continued to increase new customers, this has been offset by a reduction in offering third party low margin services and attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers.

Network Costs. Network costs decreased $1.4 million, or 23.6%, to $4.7 million for the three months ended March 31, 2009 from $6.1 million for the three months ended March 31, 2008.  Included within total network costs, variable network costs decreased by $1.2 million to $4.2 million (68.5% of revenues) for the three months ended March 31, 2009 from $5.4 million (84.6% of revenues) for the three months ended March 31, 2008, even as revenues decreased by only 4.1% as a result of increased efficiency in network utilization.  Fixed network costs decreased by $203,000 to $526,000 for the three months ended March 31, 2009 from $729,000 for the three months ended March 31, 2008, with the decrease coming primarily from the elimination of underutilized network components that were in operation during three months ended March 31, 2008.  There were no significant fixed network expenses added during the three months ended March 31, 2009.  Through the migration of existing customers to the SS-7 based infrastructure and the addition of new customers, the Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure.

Gross margin increased to 23.6% for the three months ended March 31, 2009 from a gross margin of 4.0% for the three months ended March 31, 2008. This increase in gross margin was attributable to the increasing utilization of capacity and decreased fixed network costs. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the three months ended March 31, 2009 was $89,000 (1.5% of net revenues) as compared to $200,000 (3.1% of net revenues) for the three months ended March 31, 2008.

Sales and Marketing. Sales and marketing expenses increased $108,000, or 22.6% to $585,000 for the three months ended March 31, 2009 from $477,000 for the three months ended March 31, 2008. Sales and marketing expenses as a percentage of net revenues were 9.6% and 7.5% for the three months ended March 31, 2009 and 2008, respectively.  The increase is attributable to commission programs for higher margin services.  Sales and marketing expenses included stock-based charges related to warrants and stock options of $11,000 for the three months ended March 31, 2009 and 2008.

General and Administrative. General and administrative expenses decreased $165,000 or 11.7% to $1.2 million for the three months ended March 31, 2009 from $1.4 million for the three months ended March 31, 2008. General and administrative expenses as a percentage of net revenues were 20.3% and 22.1% for the three months ended March 31, 2009 and 2008, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $49,000 and $79,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease in general and administrative expenses for the three months ended March 31, 2009 is primarily attributable to a reduction in professional service fees.

Interest Expense, net. Interest expense, net increased $784,000, or 208.5%, to $1.2 million for the three months ended March 31, 2009 from $376,000 for the three months ended March 31, 2008.  Interest expense for the three months ended March 31, 2009 includes $364,000 from the amortization of debt discount related to the Moriah credit facility that was not present in the March 31, 2008 quarter.  Interest expense related to the secured promissory notes was $545,000 for the three months ended March 31, 2009 as compared to $91,000 for the three months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, we had $329,000 in cash and a bank overdraft of $244,000.  The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $18.3 million at March 31, 2009 and negative $17.3 million at December 31, 2008. Included in current liabilities at March 31, 2009 was $1.2 million due under strategic equipment agreements used to finance equipment purchases. The Company has agreements with vendors that allow for significantly longer terms than the terms for payment offered to the majority of its customers. This difference in payment terms has been a significant factor in the Company reporting negative working capital as part of its ongoing operations, and the Company expects this difference to continue.

Significant changes in cash flows from March 31, 2009 as compared to March 31, 2008:

Net cash provided by operating activities was $324,000 for the three months ended March 31, 2009 as compared to net cash used in operating activities of $549,000 million for the three months ended March 31, 2008. The most significant use of cash in operating activities was our net loss for the three months ended March 31, 2009 of approximately $1.3 million.  The most significant change in cash flow from operations was the reduction in the loss for the period to 1.5 million.  Significant adjustments increasing cash from operating activities in 2009 were amortization of debt discount of $834,000, an increase in accounts payable and accrued expenses from December 31, 2008 of $1.8 million and the add-back of non-cash depreciation and amortization of $102,000. The primary offset that that decreased cash provided by operating activities was an increase in accounts receivable from December 31, 2008 of 661,000.

There were no purchases of property and equipment in the three months ended March 31, 2009 and 2008.

Net cash used in financing activities for the three months ended March 31, 2009 was $166,000 as compared to cash provided by financing activities of $638,000 for the three months ended March 31, 2008. Net cash used in financing activities for the three months ended March 31, 2009 included a 318,000 bank overdraft as a use of funds and $152,000 borrowings from related parties as a source of funds. Net cash provided by financing activities for the three months ended March 31, 2008 was primarily attributable to the receipt of $1.4 million from the issuance of secured notes offset by $600,000 cancellation of debt due to loan modification.  This was partially offset by payments made for capital lease obligations and to a related party.

The Company incurred net losses of $1,607,000 and $1,916,000 for the three months ended March 31, 2009 and 2008, respectively.  In addition, the Company had total shareholders’ deficit of $17,413,000 and a working capital deficit of $18,673,000 as of March 31, 2009.  The Company anticipates it will not have sufficient cash flows to fund its operations through fiscal 2009 without the completion of additional financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations.  The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the company’s ability to continue as a going concern.

As discussed in Note 9, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,400,000.  At March 31, 2009, the Company had borrowed $2,400,000.  These agreements include financial and other covenants that the Company needed to maintain at March 31, 2009.  The availability of loan amounts under the agreements expires on April 30, 2009.  The Company was not in compliance with certain covenants as of March 31, 2009, and accordingly, Moriah can call the loan immediately payable at any time.  The Company has other significant matters of importance, including: other contingencies such as vendor disputes and lawsuits discussed in Note 10; obligations with respect to warrants issued in connection with the secured promissory notes discussed in Note 6, and covenant defaults on the secured notes as discussed in Note 6 that could cause an acceleration of those amount due.  These matters, individually or in the aggregate, could have material adverse consequences to the Company’s operations and financial condition at any time.

Management believes that the recent losses are primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base and the resultant increase in revenues, in order for the Company to become profitable. The Company continues to require outside financing until such time as it can achieve positive cash flow from operations.   In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 and an additional $462,500 from November 2008 to February 2009 pursuant to the sale of secured notes with individual investors for general working capital. The terms of the secured notes are 18 months maturity (beginning in June 2009) with an interest rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million.  In addition, the Company entered into a revolving credit agreement, effective on April 30, 2008 (See Note 9) and expiring on April 30, 2009, pursuant to which the Company could access funds up to $2,400,000 per Amendment no. 2 to the agreement in November 2008.  The Company is in negotiations with the lender regarding an extension and an increase to the revolving credit agreement. There can be no assurance that the Company will be successful in completing this required financing or that it will continue to expand its revenue.  Should the Company be unsuccessful in this financing attempt or other financings, material adverse consequences could occur should the Company be unable to secure alternate financing.

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

Credit Facilities

Revolving Credit Facility – In April 2008, the Company entered into a convertible revolving credit agreement with Moriah pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million and in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million.  As of March 31, 2009, the Company is permitted to borrow an amount not to exceed 100% of its eligible accounts receivable. As of March 31, 2009, the Company has borrowed $2.4 million. The Company's obligations are secured by all of the assets of the Company.  The availability of loan amounts under the revolving credit agreement expires on April 30, 2009 and the Company is in active negotiations with the lender regarding terms for extending the credit agreement.  Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 10%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on April 30, 2009. (See Note 9 to the Consolidated Financial Statements for detailed discussion.)

Legal Proceedings.

See Note 10 to the Consolidated Financial Statements.

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

Goodwill
We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. SFAS No. 142 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  In December 2008, the Company determined that circumstances indicated that the full carrying value of the Company’s goodwill was not recoverable and took a charge for the impairment of goodwill.  As of March 31, 2009, we are not aware of the existence of any indicators of additional impairment.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at March 31, 2009 and 2008. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of March 31, 2009 and December 31, 2008, our net operating loss carryforwards for federal tax purposes were approximately $19.1 million and $17.7 million, respectively.  These net operating losses occurred subsequent to our business combination in December 2006.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of March 31, 2009, there is approximately $3.9 million of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process.

Contractual Obligations

Our major outstanding contractual obligations relate to our capital lease obligations related to purchases of fixed assets, amounts due under our strategic equipment agreement, operating lease obligations, and other contractual obligations, primarily consisting of the underlying elements of our network. There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations. We have no capital lease obligations at March 31, 2009 and an extension on the operating lease for our corporate offices expires June 30, 2009.  In March 2009, the Company entered into a loan and security agreement with a vendor that was a significant lessor of network equipment to the Company.

The following table reflects a summary of our contractual obligations at March 31, 2009:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$—	$—	$—	—	—
Operating lease obligations	66	—	—	—	—
Total	$66	$—	$—	$—	$—

Recent Accounting Pronouncements

For a discussion of the impact of recently issued accounting pronouncements, see the subsection entitled "Recent Accounting Pronouncements" contained in Note 1 of the Notes to Condensed Consolidated Financial Statements under "Item 1. Financial Statements".

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risks. We currently do not have significant exposure to foreign currency exchange rates as all of our sales are denominated in U.S. dollars.

Interest Rate Market Risk. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, deposits, other current assets, trade accounts payable, accrued expenses, deferred revenue and customer deposits, and current portion of long-term capital lease obligations approximate fair value because of the short period of time to maturity. At March 31, 2009, the carrying value of the capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

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

Based upon their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer were not able to conclude that, the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  Therefore, under Section 404 of the Sarbanne’s-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months  ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

 See Risk Factors in the Form 10-K filed by the Company on April 15, 2009.

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

INTERMETRO COMMUNICATIONS, INC.

Dated: May 20, 2009	By:	\s\ Charles Rice Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: May 20, 2009	By:	\s\ David Olert David Olert
Chief Financial Officer and Director