Form 10-Q
period 2009-09-30
InterMetro Communications, Inc.
filed 2009-11-19
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of November 19, 2009 there were 70,951,401 shares outstanding of the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash	$70	$171
Accounts receivable, net of allowance for doubtful accounts of $252 and $125 at September 30, 2009 and December 31, 2008, respectively	2,874	2,333
Deposits	145	150
Other current assets	235	101
Total current assets	3,324	2,755
Property and equipment, net	102	377
Goodwill	900	900
Other intangible assets	55	82
Other long-term assets	2	36
Total Assets	$4,383	$4,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable net of dispute reserve of $4,150 and $3,402 at September 30, 2009 and December 31, 2008, respectively	$13,375	$10,395
Accrued expenses, $1,155 and $1,170 in default at September 30, 2009 and December 31, 2008, respectively	4,173	4,049
Bank overdraft	256	562
Deferred revenues and customer deposits	703	602
Note payable to equipment leasing vendor	291	—
Borrowings under line of credit facilities net of debt discount of $115 and $487 at September 30, 2009 and December 31, 2008, respectively	2,657	2,112
Amount due to former ATI shareholder (in default)	75	75
Capital lease obligations	—	133
Advances from related parties	—	310
Secured promissory notes, including $875 and $500 from related parties net of debt discount of $8 and $392 at September 30, 2009 and December 31, 2008, respectively (in default)	2,375	1,528
Liability for common stock put feature	288	—
Liability for warrant put feature	437	250
Total current liabilities	24,630	20,016

Liability for warrant put feature	—	78
Total liabilities	24,630	20,094

Commitments and contingencies (Note 10 )

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 70,951,401 and 65,643,901 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	71	66
Additional paid-in capital	28,662	28,333
Accumulated deficit	(48,980)	(44,343)
Total stockholders’ deficit	(20,247)	(15,944)
Total Liabilities and Stockholders’ Deficit	$4,383	$4,150

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$5,162	$6,402	$16,776	$18,930
Network costs	4,187	5,799	13,454	17,545
Gross profit	975	603	3,322	1,385
Operating expenses
Sales and marketing (includes stock based compensation of $11 for each of the three months ended September 30, 2009 and 2008, respectively and $33 and $32 for each of the nine months ended September 30, 2009 and 2008, respectively)	540	438	1,645	1,316
General and administrative (includes stock based compensation of $49 and $74 for the three months ended September 30, 2009 and 2008, respectively and $147 and $233 for the nine months ended September30, 2009 and 2008, respectively.)	1,268	1,337	3,880	4,188
Total operating expenses	1,808	1,775	5,525	5,504
Operating loss	(833)	(1,172)	(2,203)	(4,119)
Interest expense, net (includes amortization of debt discount of $145 and $273 for the three months ended September 30, 2009 and 2008, respectively and $1,305 and $628 for the nine months ended September 30, 2009 and 2008, respectively)	543	648	2,458	1,551
Gain on forgiveness of debt	—	—	(24)	(92)

Net loss	$(1,376)	$(1,820)	$(4,637)	$(5,578)
Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.07)	$(0.09)
Shares used to calculate basic and diluted net loss per common share (in thousands)	70,951	61,438	67,901	60,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2009	65,643,901	$66	$28,333	$(44,343)	$(15,944)
Amortization of stock-based compensation	—	—	180	—	180
Cashless warrants exercise relating to secured promissory notes	5,227,500	5	(5)	—	—
Warrant issuance	—	—	75	—	75
Reclassification of warrants put liability to equity	—	—	78	—	78
Stock issued to equipment vendor	50,000	—	—	—	—
Stock issued to consultant	30,000	—	1	—	1
Net loss for the nine months ended September 30, 2009	—	—	—	(4,637)	(4,637)
Balance at September 30, 2009	70,951,401	$71	$28,662	$(48,980)	$(20,247)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,637)	$(5,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	303	524
Stock based compensation	180	265
Amortization of debt discount	1,305	628
Stock issuance for consulting	—	100
Provision for doubtful accounts	147	—
Gain on forgiveness of debt	(24)	(92)
(Increase) decrease in assets:
Accounts receivable	(688)	(381)
Deposits	—	30
Other current assets	(134)	(81)
Increase (decrease) in liabilities:
Accounts payable	3,236	1,662
Accrued expenses	123	307
Deferred revenues and customer deposits	101	281
Net cash used in operating activities	(88)	(2,335)

Cash flows from investing activities:
Purchase of property and equipment	—	(33)

Cash flows from financing activities:
Proceeds from secured notes	—	1,320
Proceeds from line of credit	175	1,969
Payment of amounts to related party	—	(140)
Advances, including $65 from related parties	152	—
Bank overdraft	(306)	91
Principal payments on capital lease note payable	(34)	(102)
Net cash provided by (used in) financing activities	(13)	3,138

Net increase (decrease) in cash	(101)	770
Cash at beginning of period	171	277
Cash at end of period	$70	$1,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1 — Nature of Operations and Summary of Significant Accounting Policies

Company Background - InterMetro Communications, Inc., (hereinafter, “InterMetro” or the “Company”) is a Nevada corporation which, through its wholly owned subsidiary, InterMetro Communications, Inc. (Delaware) (hereinafter, “InterMetro Delaware”), is engaged in the business of providing voice over Internet Protocol (“VoIP”) communications services. The Company owns and operates VoIP switching equipment and network facilities that are utilized to provide traditional phone companies, wireless phone companies, calling card companies and marketers of calling cards with wholesale voice and data services, and voice-enabled application services. The Company’s customers pay the Company for minutes of utilization or bandwidth utilization on its national voice and data network and the Company’s calling card marketing customers pay per calling card sold. The Company’s business is located in Simi Valley, California.

Basis of Presentation -  The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 which are included in Form 10-K filed by the Company on April 15, 2009.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred net losses of $4,637,000 and $5,578,000 for the nine months ended September 30, 2009 and 2008, respectively.  In addition, the Company had total stockholders’ deficit of $20,247,000 and a working capital deficit of $21,306,000 as of September 30, 2009.  The Company anticipates it will not have sufficient cash flows to fund its operations through early 2010 without the completion of additional financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations.  The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 9, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,575,000.  At September 30, 2009, the Company had borrowed $2,575,000.  These agreements include financial and other covenants that the Company will need to maintain beginning in October 2009.   The Company has other significant matters of importance, including: other contingencies such as vendor disputes and lawsuits discussed in Note 10 and covenant defaults on the secured notes as discussed in Note 6 that could cause an acceleration of those amount due.  There can be no assurance that the Company will be successful in causing the defaults to be waived.  These matters, individually or in the aggregate, could have material adverse consequences to the Company’s operations and financial condition at any time.

Management believes that the losses are primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base and the resultant increase in revenues, in order for the Company to become profitable. The Company continues to require outside financing until such time as it can achieve positive cash flow from operations.   In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 pursuant to the sale of secured notes with individual investors for general working capital, and in the period from November 2008 to February 2009 an additional $462,500 pursuant to short-term loan and security agreement with individual investors. The terms of the secured notes are 18 months maturity (beginning in February 28, 2010 and July 15, 2010 for the short-term loan and security agreement) with an interest rate of 13% per annum due at the maturity date. The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million.  In addition, the Company entered into a revolving credit agreement with Moriah, effective on April 30, 2008 (See Note 9) and expiring on January 31, 2010, pursuant to which the Company could access funds up to $2,575,000.  There can be no assurance that the Company will be successful in completing any required financings or that it will continue to expand its revenue.  Should the Company be unsuccessful in this financing attempt or other financings, material adverse consequences could occur should the Company be unable to secure alternate financing.

The Company will be required to obtain other financing as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.  An additional bad debt allowance of $127,000 was recorded in the nine months ended September 30, 2009.

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

Advertising Costs - The Company expenses advertising costs as incurred.   Advertising costs included in sales and marketing expenses were $3,000 for each of the three months ended September 30, 2009 and 2008 and $3,000 and $5,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. SFAS No. 142 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  During the third quarter of 2009, the Company’s management prepared a discounted cash flow projection for the next five years to support the continuing value of the recorded Goodwill. At September 30, 2009, management does not believe there is any impairment in the value of Goodwill and intangible assets with indefinite useful lives.

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

The Company had no customer which accounted for more than 10% of net revenue for the three and nine months ended September 30, 2009 and 2008.

Two and one customer had an outstanding accounts receivable balance which accounted for 37% and 21% of the total accounts receivable at September 30, 2009 and December 31, 2008, respectively.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 also sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Company adopted SFAS No. 165 on June 30, 2009.  Accordingly, subsequent events have been evaluated through November 19, 2009.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No.168 establishes the “FASB Accounting Standards Codification, (“Codification”) which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature which is not grandfathered or not included in the Codification will no longer be authoritative. Once the Codification is in effect, all of its content will carry the same level of authority. SFAS No. 168 will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of SFAS No. 168 on September 30, 2009 did not have any impact on the Company’s financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of its common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a $150,000 two-year unsecured promissory note.  These amounts were payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition closing date. As of September 30, 2009, $75,000 remained unpaid to the selling shareholder. The fair value of the shares issued was based on the guaranteed price of $4.87 per share.  The number of shares of common stock consideration paid to the selling shareholder of ATI was subject to an adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock did not reach a minimum price of $4.87 per share during the two years following the closing date.   The selling shareholder of ATI was also entitled to contingent consideration of common shares and cash during the two succeeding years from the acquisition date upon meeting certain performance targets tied to revenue and profitability.  In December 2008, the Company issued 4,089,930 shares of common stock with a fair value of $611,043, as full payment of the contingent consideration. During the third quarter of 2009, the President of ATI departed from The Company.

3 — Other Current Assets

The following is a summary of the Company’s other current assets (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Employee advances	$44	$40
Deferred loan costs	14	—
Prepaid expenses	177	61
Other current assets	$235	$101

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Telecommunications equipment	$3,257	$3,257
Computer equipment	174	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,624	3,624
Less: accumulated depreciation and amortization	(3,522)	(3,247)
Property and equipment, net	$102	$377

Depreciation expense included in network costs was $88,000 and $111,000 for the three months ended September 30, 2009 and 2008, respectively and $265,000 and $479,000 for the nine months ended September 30, 2009 and 2008, respectively. Depreciation and amortization expense included in general and administrative expenses was $3,000 and $4,000 for the three months ended September 30, 2009 and 2008, respectively and $10,000 and $18,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company can obtain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its current operations. Repayment for these assets is based on the actual underlying traffic utilized by each piece of equipment, plus the issuance of a warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share. For certain assets that can be purchased under this agreement, the Company has an option to issue a predetermined warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share as full payment.  In March 2008, through an addendum to the agreement, the vendor exercised 635,612 of its warrants with a cash exercise value of $165,936 in a cashless exchange for a $258,304 reduction in amounts due to the vendor, resulting in a $92,368 gain on forgiveness of debt.  As of September 30, 2009, the Company had purchased telecommunications equipment under this agreement totaling $1,439,222, of which approximately $371,000 and $386,000 remained to be paid at September 30, 2009 and December 31, 2008, respectively.

The Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. Payments were scheduled to be based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments. As of September 30, 2009, the Company had purchased VoIP equipment under this agreement totaling $691,000.  The value of the equipment was based on the present value of future scheduled payments.  As more fully explained in Note 10, the Company was sued by Cantata for breach of contract and lack of payment.  As of September 30, 2009, the Company had accrued $1,096,000 due to Cantata, which is equal to the undiscounted future scheduled payments.

In March 2009, the Company entered into a loan and security agreement with a vendor that is a significant lessor of network equipment to the Company.  As part of the agreement, the Company signed a promissory note to the vendor in the amount of $328,976 with an interest rate of 12.011% per annum to be paid in eighteen (18) monthly installments through October 2010. The Company also issued 50,000 shares of its common stock valued at $0.01 per share.  As a result of this loan and security agreement, the Company recorded a $24,500 gain on forgiveness of debt during the nine months ended September 30, 2009.  Approximately $291,000 is outstanding at September 30, 2009.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Amounts due under equipment agreements (in default)	$1,155	$1,170
Commissions, network costs and other general accruals	1,225	1,798
Deferred payroll and other payroll related liabilities	546	503
Interest due on convertible promissory notes and other debt	991	315
Payments due to third party providers	256	263
Accrued expenses	$4,173	$4,049

6 — Secured Promissory Notes and Advances

In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.   During the twelve months ended December 31, 2008, the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors for a total of $1,920,000 and the Company may continue to sell similar secured notes up to a maximum offering of $3 million.  The secured notes mature 13 to 18 months after issuance and bear interest at a rate of 13% per annum due at the maturity date. The notes contained an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note that is due on the date the Company makes its first prepayment or the maturity date. The Company accrued $107,000 related to these fees and recorded related interest expense during the nine months ended September 30, 2009.   The holder of each note has the right upon the occurrence of a financing equal to or greater than $10 million, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into either securities sold in the financing at the price sold or common stock by dividing the conversion amount by $1.00.  The secured notes are collateralized by substantially all of the assets of the Company.  On July 15, 2009, the Company entered into an Extension Agreement (“July Agreement”) with the advance lenders.  Per the July Agreement, the maturity date of the loans was extended from July 15, 2009 to July 15, 2010. The notes continue to accrued interest at 13% per annum.  In connection with the extension, 1,920,000 warrants, one warrant per dollar invested were issued.  The warrants were valued at $5,000 at date of grant using the Black-Scholes valuation model.  The July Agreement also lowered the conversion price of the note from $1.00 to $0.50 per share of the Company’s common stock.  If the Company obtains new investment capital or financing totaling $5 million prior to July 15, 2010, a portion of the proceeds must be used to pay any accrued interest on the notes. Furthermore, the term of 1,200,000 previously issued outstanding warrants was extended by one additional year to expire on February 1, 2015.

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

Also in connection with the issuance and deemed issuance of stock for warrants, the Company recognized an additional $201,000 of interest expense during the nine months ended September 30, 2009 as a result of expensing the full amount of the remaining unamortized debt discount related to the warrants.

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

The Initial Warrants also contain a put feature (not included in the Additional Warrants), which gives the holder the option to put the warrant back to the Company for $0.15 per share. The holder can exercise its put option after the maturity date and has the ability to do so for one year. In addition, if the Company pays stock out for the warrants at the maturity date, the holder would have the right to put the common stock issued back to the Company for $0.15 per share. In both instances, the Company has determined that the put option associated with the Initial Warrants causes the instrument to contain a net cash settlement feature. As a result, in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the put option in the Initial Warrants requires liability treatment.  Additionally, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company will continue to report the fair value of the put option until either the liability is paid or the option is expired. Any changes in the fair value of the put liability will be recorded as a gain or loss.  A put warrant liability of $78,000 was originally recorded related to the Initial Warrants using the same valuation methodology as described in detail in the preceding paragraph in regards to the warrant valuation for the twelve months ended December 31, 2008.  Also in connection with the issuance and deemed issuance of stock for warrants, the Company reclassified to equity the original $78,000 put liability related to the warrants and recorded a new $288,000 put liability and debt discount for the $0.15 put price of the 1,920,000 Initial Warrants.   The Company recognized $288,000 of interest expense from the amortization of this debt discount in the nine months ended September 30, 2009.

The warrants and put feature associated with the $1,920,000 promissory notes from the period ended December 31, 2008 were valued using the Black-Scholes formula.

In November and December 2008, two related party secured note holders advanced an additional $310,000 and during the nine months ended September 30, 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum.  On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement (“June Agreement”) with the advance lenders.  Per the June Agreement, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010. The notes continue to accrued interest at 13% per annum.  In connection with the extension, 925,000 initial warrants, two warrants per dollar invested  and 462,500 additional warrants, one warrant per dollar invested  (collectively, the “Warrants”) were issued.  The warrants were valued at $5,000 at date of grant using the Black-Scholes valuation model.

 As was the case for the January 16, 2008 secured promissory note warrants discussed in detail in the preceding paragraphs, the provisions of the Warrants included reference payments.  The Company elected to make the reference payments by offering one share of common stock per warrant, or 1,387,500 shares of common stock.

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $54,000 and $170,000 for the three months ended September 30, 2009 and 2008, respectively and $682,000 (including additional expense related to fully amortizing the original debt discount) and $403,000 for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, the net amount of the notes was $2,375,000.

At September 30, 2009, the Company was in default of certain non-payment related items under the secured notes and short term loan and security agreements.  The Company is working with the note holders to remedy these defaults.

7 — Common and Preferred Stock

Common Stock - As of  September 30, 2009, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 70,951,401 shares were issued and outstanding.

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

Preferred Stock - On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued and outstanding.  On November 19, 2009, the Company filed its Certificate of Designation (“C.D.”) and designated a Series A Preferred stock by resolution of the board of directors.  The C.D. authorized the sale of 250,000 shares of Series A preferred stock at $1.00 per share, with additional rights, preferences, restrictions and privileges as filed with the Nevada Secretary of State.

8 — Stock Options and Warrants

2004 Stock Option Plan - Effective January 1, 2004, the Company’s Board of Directors adopted the 2004 Stock Option Plan for Directors, Officers, and Employees of and Consultants to InterMetro Communications, Inc. (the “2004 Plan”).  A total of 5,730,222 shares of the Company’s common stock had been reserved for issuance at September 30, 2009 and December 31, 2008. Upon shareholder ratification of the 2004 Plan pursuant to the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 6, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

As of  September 30, 2009, the Company has granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in September 2007 and an additional 523,734 expired during the year ended December 31, 2008.  In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  Of the remaining, 2,772,670 vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

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

In November 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant.  In October 2008, InterMetro granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years expiring 5 years from date of grant.  No options to purchase shares of common stock were granted under the 2007 plan in the nine months ended September 30, 2009.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the nine months ended September 30, 2009 (unaudited):

	Number of Shares	Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	6,600,688	$—	$0.21	7.16	$0.0
Granted	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—

Options outstanding at September 30, 2009	6,600,688		0.21	6.41	0.0

Options vested and expected to vest in the future at September 30, 2009	6,600,688		0.21	6.41	0.0

Options exercisable at September 30, 2009	5,901,912		0.21	6.23	0.0

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the nine month period ended September 30, 2009 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009.

Additional information with respect to the outstanding options at September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Average	Weighted
		Remaining	Average		Weighted
	Number	Contractual	Exercise	Number	Average
Exercise Prices	of Shares	Life (in Years)	Price	of Shares	Exercise Price

$0.04	1,478,748	4.25	$0.04	1,478,747	$0.04
0.04	154,038	4.50	0.04	154,038	0.04
0.04	431,307	4.75	0.04	431,307	0.04
0.04	123,231	5.25	0.04	123,231	0.04
0.22	277,269	6.00	0.22	277,269	0.22
0.25	2,950,000	8.00	0.25	2,278,335	0.25
0.27	338,884	6.00	0.27	338,884	0.27
0.41	643,880	6.25	0.41	623,240	0.41
0.81	110,908	6.25	0.81	104,438	0.81
0.97	92,423	6.50	0.97	92,423	0.97
	6,600,688			5,901,912

For option grants during the years ended December 31, 2008 and 2007, the compensation cost was determined based on the fair value of the options and is being recognized over the applicable vesting period.

As of September 30, 2009, there was $41,000 of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.  The cost is expected to be recognized over a weighted average period of approximately 1.3 years.

Warrants – Historically, the Company has issued warrants to providers of equipment financing.  For a detailed description of the warrants issued in connection with equipment financing arrangements, see Note 4. See Note 6 for warrants issued in connection with secured promissory notes and Note 9 for warrants issued in connection with a line of credit.  In the nine months ended September 30, 2009, 500,000 five year warrants with an exercise price of $0.50 were granted to a consultant and ascribed a value of $1,000 using the Black-Scholes valuation model.  In the nine months ended September 30, 2008 a vendor of network equipment exercised 635,612 of its warrants with a cash exercise value of $165,936 in a cashless exchange for a $258,304 reduction in payables due to the vendor that resulted in a $92,368 gain on forgiveness of debt.

 9 — Credit Facilities

ATI Bank Lines of Credit – ATI has two $100,000 lines of credit.  The line of credit with Bank of America has an interest rate of 7.13% per annum.  The line of credit with Wells Fargo Bank has an interest rate of 6.50 % per annum.   The lines of credit are personally guaranteed by the former stockholder of ATI. Borrowings under these lines of credit amounted to approximately $197,000 at September 30, 2009.

Revolving Credit Facility - The Company entered into agreements (the “Agreements”), effective as of April 30, 2008 (the “Closing Date”), with Moriah Capital, L.P. (“Moriah”), pursuant to which the Company could borrow up to $2,400,000 per Amendments No. 1, No. 2 and No. 3 to the Agreements and then was increased to $2,575,000 per an overadvance in Amendment No. 4. (the “Amendments), $25,000 of the overadvance was due and payable on July 31, 2009 and has not been paid as of September 30, 2009.

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

Pursuant to Amendment No. 4 dated May 22, 2009, effective as of April 30, 2009, Moriah received 1,000,000 seven year warrants with an exercise price of $0.01. The warrants were valued using the Black-Scholes option-pricing model using assumptions in the table below.  The value associated with the 1,000,000 warrants was $45,000 and was recorded as an offset to the principal balance of the revolving credit facility and is being amortized on a straight-line basis over the term of the Agreement.  The put option liability was increased to $437,500 and the $187,500 increase in the liability was recorded as an offset to the principal balance of the revolving credit facility and is being amortized on a straight-line basis over the term of the Agreement.  In addition, Amendment No. 4 reduced the exercise price per share of the previous 6,000,000 warrants from $1.00 to $0.25.  The 6,000,000 warrants had been fully amortized as of April 30, 2009 and no additional value was ascribed to them based on the re-pricing at April 30, 2009.

The expense recognized by the Company in the three months ended September 30, 2009 and 2008 from the amortization of the debt discount was $91,000 and $103,000 respectively and $623,000 and $224,000 for the nine months ended September 30, 2009 and 2008, respectively.  The Company calculated the fair value of the warrants using the following assumptions:

	June 30, 2008	September 30, 2008	December 31, 2008	September 30, 2009
Risk-free interest rate	2.63%	2.42%	1.63%	0.9%
Expected lives (in years)	3.5 years	3.5 years	3.5 years	3.5 years
Dividend yield	0%	0%	0%	0%
Expected volatility	74.0%	74.0%	74.0%	74.0%
Forfeiture rate	0%	0%	0%	0%

The Company has also granted Moriah an option as part of the Agreements and Amendment pursuant to which Moriah can sell the warrants back to the Company for $437,500 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or January 31, 2010. The Company has determined that the put option associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the put option requires liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $437,500 as of September 30, 2009.

10 — Commitments and Contingencies

Vendor Agreements – The Company has entered into agreements with its network vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company’s industry to have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with vendors and other companies that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of September 30, 2009, there were approximately $4.1 million of disputed payables. The Company is in discussion with the significant vendors, or companies that have sent invoices, regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlements would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on SFAS 5, “Accounting for Contingencies.”

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

Legal Proceedings –  On January 15, 2008, a telecommunications carrier filed a lawsuit against the Company asserting unpaid invoices.  The carrier is also one of the Company’s customers.  On January 13, 2009, the parties entered into a settlement agreement whereby the Company will credit the carrier’s account in the amount of $20,000 each month for 18 months against which the carrier’s use of the Company’s services will be charged, for a total credit of $360,000.  Included in accounts payable as of September 30, 2009, is $300,000 of amounts due to the carrier, which will be reduced by $20,000 per month.

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

Cantata Technology, Inc. – On August 12, 2008, Cantata filed a lawsuit against the Company asserting a breach of contract claim arising out of the parties’ term sheet dated May 2, 2006.  Cantata is seeking $1.1 million together with interest costs, and attorney fees. Cantata is also seeking $63,000 for support services provided during the second year of the parties’ relationship.  As discussed in Note 4, the Company has accrued $1,096,000 due to Cantata as of September 30, 2009.  The Company has filed a counterclaim against Cantata and a third party claim against its parent company, Dialogic. A ruling against the Company could have a material adverse impact on its operating results, financial condition and business performance.

Hypercube/KMC – On April 30, 2007, the Company initiated litigation against KMC Data, LLC and its affiliate Hypercube, LLC (collectively referred to herein as “KMC”), or (the “KMC Litigation”).  KMC, in turn, filed various counterclaims against the Company.  The KMC Litigation concerns the issue of whether or to what extent the Company is obligated to pay KMC fees related to the transmission and routing of wireless communications traffic, and if so, what rates would be appropriate.  As of September 30, 2009, there are approximately $1.2 million of charges that the Company disputes.  As of September 30, 2009, the Company has recorded the $1.2 million in accounts payable, with a corresponding offset to unresolved disputed amounts.  On August 6, 2007, the Court stayed the KMC Litigation pending referral of certain issues in the case to the Federal Communications Commission under the doctrine of primary jurisdiction.  The case is currently stayed.  The Company cannot predict the outcome of these proceedings at this time or how long the Court’s stay will remain in place.  A ruling against the Company could have a material adverse impact on its operating results, financial condition and business performance.

The Company settled separate lawsuits with two former employees during the nine months ended September 30, 2009 for an aggregate amount of $382,000.  The settlement amount is payable in monthly installments of approximately $11,000.  Included in accrued expense as of September 30, 2009 is $253,000 on account of these settlements.

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

An Interexchange Carrier – An interexchange carrier (IXC) asserts to the Company that it is owed approximately $1.1 million in past due disputed and undisputed charges.  The carrier has threatened to disconnect services to the Company and to initiate litigation against the Company.  The carrier and the Company have been engaged in discussions to resolve these payment issues and recently executed  an agreement.  If the carrier suspends its provision of services to the Company or initiates litigation against the Company, it could have a material adverse impact on the Company’s operating results, financial condition and business performance.

Federal Communications Commission - On November 26, 2008, the Company  received letters of inquiry from the Federal Communications Commission (“FCC”) in connection with nonpayment of fees and surcharges required pursuant to the FCC’s regulations.  The Company has provided documentation to the FCC in connection with these inquiries and is actively cooperating with the FCC’s investigations.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  The Company has not made all of the payments claimed by the USAC in a timely manner, including payments owed pursuant to agreed upon payment plans with the Company.  The USAC has transferred some of these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transfered the unpaid amounts to the Department of the Treasury.  If the amounts are not resolved, they may then be transferred to the Department of Justice for collection action.  With each transfer, additional fees, surcharges and penalties are added to the amount due.  As of February 28, 2009, USAC and the FCC have claimed approximately $410,000 is due and payable in connection with the USF.  The Company is working with USAC and the FCC to resolve these amounts.

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accounts payable is $182,000 at September 30, 2009 for unpaid amounts.

11 — Income Taxes

At September 30, 2009, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $20.3 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards begin to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Current assets and liabilities:
Current assets and liabilities:
Deferred revenue	$(8)	$20
Bad Debt	127	—
Accrued expenses	123	335
	242	355
Valuation allowance	(242)	(355)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$28	$31
Net operating loss carryforward	19,591	17,736
	19,619	17,767
Valuation allowance	(19,619)	(17,767)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Nine Months Ended September 30,
	2009	2008
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2008 and September 30, 2009.

12 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2009	2008
	(unaudited)
Cash paid:
Interest	$310	$168

Non-cash information:

Issuance of common stock for cashless exercise of warrants	$5	$165

Note payable replacing equipment capital leases	$329	$—

Cancellation of debt due to loan modification	$—	$600

Fair value of debt discount (net of put liability)	$361	$1,214

Reclassification of warrants put liability to equity	$78	$—

Stock issued on cashless exercise of common stock purchase options	$—	$100

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

Results of Operations for the Three Months Ended September 30, 2009 and 2008

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended September 30,
	2009	2008
Net revenues	100%	100%
Network costs	81	91
Gross profit	19	9
Operating expenses:
Sales and marketing	10	6
General and administrative	25	21
Total operating expenses	35	27
Operating loss	(16)	(18)
Interest expense	11	10

Net loss	(27)%	(28)%

Net Revenues. Net revenues decreased $1.2 million, or 19.4%, to $5.2 million for the three months ended September 30, 2009 from $6.4 million for the three months ended September 30, 2008. Though we have continued to increase new customers, this has been offset by a reduction in offering third party low margin services and attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers.

Network Costs. Network costs decreased $1.6 million, or 27.8%, to $4.2 million for the three months ended September 30, 2009 from $5.8 million for the three months ended September 30, 2008.  Included within total network costs, variable network costs decreased by $1.5 million to $3.7 million (72.8% of revenues) for the three months ended September 30,2009 from $5.2 million (81.9% of revenues) for the three months ended September 30, 2008, even as revenues decreased by 19.4% as a result of increased efficiency in network utilization.  Fixed network costs decreased by $126,000 to $426,000 for the three months ended September 30, 2009 from $552,000 for the three months ended September 30, 2008, with the decrease coming primarily from the elimination of underutilized network components that were in operation during three months ended September 30, 2008.  There were no significant fixed network expenses added during the three months ended September 30, 2009.  Through the migration of existing customers to the SS-7 based infrastructure and the addition of new customers, the Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure.

Gross margin increased to 18.9% for the three months ended September 30, 2009 from a gross margin of 9.4% for the three months ended September 30, 2008. This increase in gross margin was attributable to the increasing utilization of capacity and decreased fixed network costs. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the three months ended September 30, 2009 was $88,000 (1.7% of net revenues) as compared to $111,000 (1.7% of net revenues) for the three months ended September 30, 2008.

Sales and Marketing. Sales and marketing expenses increased $102,000, or 23.3% to $540,000 for the three months ended September 30, 2009 from $438,000 for the three months ended September 30, 2008. Sales and marketing expenses as a percentage of net revenues were 10.5% and 6.8% for the three months ended September 30, 2009 and 2008, respectively.  The increase is attributable to commission programs for higher margin services.  Sales and marketing expenses included stock-based charges related to warrants and stock options of $11,000 for the three months ended September 30, 2009 and 2008.

General and Administrative. General and administrative expenses decreased $69,000 or 5.2% and was approximately $1.3 million for the three months ended September 30, 2009 and 2008. General and administrative expenses as a percentage of net revenues were 24.6% and 20.9% for the three months ended September 30, 2009 and 2008, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $54,000 and $74,000 for the three months ended September 30, 2009 and 2008, respectively.  The company instituted cost cutting measures during the three months ending September 30, 2009 that have begun to reduce general and administrative expense.

Interest Expense, net. Interest expense, net decreased $105,000, or 16.2%, to $543,000 for the three months ended September 30, 2009 from $648,000 for the three months ended September 30, 2008.  Interest expense for the three months ended September 30, 2009 includes $145,000 from the amortization of debt discount related to the warrants issued in connection with secured debt as compared to $273,000 for the three months ended September 30, 2008.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2009	2008
Net revenues	100%	100%
Network costs	80	93
Gross profit	20	7
Operating expenses:
Sales and marketing	10	7
General and administrative	23	22
Total operating expenses	33	29
Operating loss	(13)	(22)
Interest expense	15	8

Net loss	(28)%	(30)%

Net Revenues. Net revenues decreased $2.1 million, or 11.4%, to $16.8 million for the nine months ended September 30, 2009 from $18.9 million for the nine months ended September 30, 2008. Though we have continued to increase new customers, this has been offset by a reduction in offering third party low margin services and attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers.   In addition, certain technical issues with network routing caused a temporary drop in revenues in the three months ended September 30, 2009.

Network Costs. Network costs decreased $4.1 million, or 23.3%, to $13.5 million for the nine months ended September 30, 2009 from $17.6 million for the nine months ended September 30, 2008.  Included within total network costs, variable network costs decreased by $3.6 million to $12.0 million (71.5% of revenues) for the nine months ended September 30, 2009 from $15.6 million (82.4% of revenues) for the nine months ended September 30, 2008, even as revenues decreased by 11.4% as a result of increased efficiency in network utilization.  Fixed network costs decreased by $498,000 to $1.4 million for the nine months ended September 30, 2009 from $1.9 million for the nine months ended September 30, 2008, with the decrease coming primarily from the elimination of underutilized network components that were in operation during nine months ended September 30, 2008.  There were no significant fixed network expenses added during the nine months ended September 30, 2009.  Through the migration of existing customers to the SS-7 based infrastructure and the addition of new customers, the Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure.

Gross margin increased to 19.8% for the nine months ended September 30, 2009 from a gross margin of 7.3% for the nine months ended September 30, 2008. This increase in gross margin was attributable to the increasing utilization of capacity and decreased fixed network costs. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the nine months ended September 30, 2009 was $265,000 (1.6% of net revenues) as compared to $479,000 (2.5% of net revenues) for the nine months ended September 30, 2008.

Sales and Marketing. Sales and marketing expenses increased $329,000, or 25.0% to $1.6 million for the nine months ended September 30, 2009 from $1.3 million for the nine months ended September 30, 2008. Sales and marketing expenses as a percentage of net revenues were 9.8% and 7.0% for the nine months ended September 30, 2009 and 2008, respectively.  The increase is attributable to commission programs for higher margin services.

General and Administrative. General and administrative expenses decreased $308,000 or 7.4% to $3.9 million for the nine months ended September 30, 2009 from $4.2 million for the nine months ended September 30, 2008. General and administrative expenses as a percentage of net revenues were 23.1% and 22.1% for the nine months ended September 30, 2009 and 2008, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $153,000 and $233,000 for the nine months ended September 30, 2009 and 2008, respectively.  The additional decrease in general and administrative expenses for the nine months ended September 30, 2009 is primarily attributable to a reduction in professional service fees and to cost cutting measures the Company instituted in the three months ended September 30,2009.

Interest Expense, net. Interest expense, net increased $907,000, or 58.5%, to $2.5 million for the nine months ended September 30, 2009 from $1.6 million for the nine months ended September 30, 2008.  Interest expense for the nine months ended September 30, 2009 includes $623,000 from the amortization of debt discount related to the Moriah credit facility that was not present in the nine month period ending September 30, 2008.  Total interest expense related to the amortization of debt discount on all secured debt was $1.3 million in the nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2009, we had $70,000 in cash and a bank overdraft of $256,000.  The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $21.3 million at September 30, 2009 and negative $17.3 million at December 31, 2008. Included in current liabilities at September 30, 2009 was $1.2 million due under strategic equipment agreements used to finance equipment purchases. The Company has agreements with vendors that allow for significantly longer terms than the terms for payment offered to the majority of its customers. This difference in payment terms has been a significant factor in the Company reporting negative working capital as part of its ongoing operations, and the Company expects this difference to continue.

Significant changes in cash flows from September 30, 2009 as compared to September 30, 2008:

Net cash used by operating activities was $88,000 for the nine months ended September 30, 2009 as compared to net cash used in operating activities of $2.3 million for the nine months ended September 30, 2008. The most significant use of cash in operating activities was our net loss for the nine months ended September 30, 2009 of approximately $4.6 million.  Significant adjustments increasing cash from operating activities in 2009 were amortization of debt discount of $1.3 million, an increase in accounts payable and accrued expenses from December 31, 2008 of $3.4 million and the add-back of non-cash depreciation and amortization of $303,000. The primary offset that decreased cash provided by operating activities was an increase in accounts receivable from December 31, 2008 of $688,000.

There were no purchases of property and equipment in the nine months ended September 30, 2009 as compared to $33,000 in the nine months ended September 30, 2008.

Net cash used in financing activities for the nine months ended September 30, 2009 was $13,000 as compared to cash provided by financing activities of $3.1 million for the nine months ended September 30, 2008. Net cash used in financing activities for the nine months ended September 30, 2009 included a 306,000 bank overdraft as a use of funds and $152,000 borrowings from related parties and a $175,000 increase in a line of credit as a source of funds. Net cash provided by financing activities for the nine months ended September 30, 2008 was primarily attributable to the receipt of $1.3 million from the issuance of secured notes and $1.9 million from a new line of credit.  This was partially offset by payments made for capital lease obligations.

The Company incurred net losses of $4,637,000 and $5,578,000 for the nine months ended September 30, 2009 and 2008, respectively.  In addition, the Company had total shareholders’ deficit of $20,247,000 and a working capital deficit of $21,306,000 as of September 30, 2009.  The Company anticipates it will not have sufficient cash flows to fund its operations through early 2010 without the completion of additional financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations.  The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the company’s ability to continue as a going concern.

As discussed in Note 9, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,575,000.  At September 30, 2009, the Company had borrowed $2,575,000.  These agreements include financial and other covenants that the Company will need to maintain beginning in October 2009.  The Company has other significant matters of importance, including: other contingencies such as vendor disputes and lawsuits discussed in Note 10; obligations with respect to warrants issued in connection with the secured promissory notes discussed in Note 6, and covenant defaults on the secured notes as discussed in Note 6 that could cause an acceleration of those amount due.  These matters, individually or in the aggregate, could have material adverse consequences to the Company’s operations and financial condition at any time.

Management believes that the losses are primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base and the resultant increase in revenues, in order for the Company to become profitable. The Company continues to require outside financing until such time as it can achieve positive cash flow from operations.   In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 pursuant to the sale of secured notes with individual investors for general working capital and in the period from November 2008 to February 2009 an additional $462,500 pursuant to short-term loan and security agreement with individual investors. The terms of the secured notes are 18 months maturity (beginning in February 28, 2010 and July 15, 2010 for the short-term loan and security agreement) with an interest rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million.  In addition, the Company entered into a revolving credit agreement with Moriah, effective on April 30, 2008 (See Note 9) and expiring on January 31, 2010, pursuant to which the Company could access funds up to $2,575,000.  There can be no assurance that the Company will be successful in completing any required financings or that it will continue to expand its revenue.  Should the Company be unsuccessful in this financing attempt or other financings, material adverse consequences to the Company could occur.

The Company will be required to obtain other financing as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

Credit Facilities

Revolving Credit Facility – In April 2008, the Company entered into a convertible revolving credit agreement with Moriah pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million, in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million and in May 2009 Amendments No. 3 and No. 4 increased the access to $2.575 million.  As of September 30, 2009, the Company is permitted to borrow an amount not to exceed 100% of its eligible accounts receivable. As of September 30, 2009, the Company has borrowed $2.575 million. The Company's obligations are secured by all of the assets of the Company.  The availability of loan amounts under the revolving credit agreement expires on January 31, 2010.  Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 10%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on January 31, 2010. (See Note 9 to the Consolidated Financial Statements for detailed discussion.)

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

Goodwill

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. SFAS No. 142 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  In December 2008, the Company determined that circumstances indicated that the full carrying value of the Company’s goodwill was not recoverable and took a charge for the impairment of goodwill. During the third quarter of 2009, the Company’s management prepared a discounted cash flow projection for the next five years to support the continuing value of the recorded Goodwill.  As of September 30, 2009, management does not believe there is any impairment in the value of Goodwill and intangible assets with indefinite useful lives.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at September 30, 2009 and 2008. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of September 30, 2009 and December 31, 2008, our net operating loss carryforwards for federal tax purposes were approximately $20.3 million and $17.7 million, respectively.  These net operating losses occurred subsequent to our business combination in December 2006.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of September 30, 2009, there is approximately $4.1 million of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process.  See Note 10 for information about contingencies and litigation.

Contractual Obligations

Our major outstanding contractual obligations relate to our capital lease obligations related to purchases of fixed assets, amounts due under our strategic equipment agreement, operating lease obligations, and other contractual obligations, primarily consisting of the underlying elements of our network. There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations. We have no capital lease obligations at September 30, 2009 and an extension on the operating lease for our corporate offices expired September 30, 2009 and is being renegotiated for a further extension.  In March 2009, the Company entered into a loan and security agreement with a vendor that was a significant lessor of network equipment to the Company.

On September 1, 2009, Mr. Joshua Touber, a member of the Company’s board of directors, accepted a consulting position with the Company.  As a result, he is no longer considered an “independent” member of the board of directors and has, consequently, resigned from the audit committee but will remain as a director on the board.

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

Interest Rate Market Risk. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, deposits, other current assets, trade accounts payable, accrued expenses, deferred revenue and customer deposits, and current portion of long-term capital lease obligations approximate fair value because of the short period of time to maturity. At September 30, 2009, the carrying value of the capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months  ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 for information about legal proceedings.

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

INTERMETRO COMMUNICATIONS, INC.

Dated: November 19, 2009	By:	\s\ Charles Rice Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: November 19, 2009	By:	\s\ David Olert David Olert
Chief Financial Officer and Director