Form 10-K/A
period 2008-12-31
InterMetro Communications, Inc.
filed 2009-12-11
CIK 1160142

U.S. SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT No. 1
TO
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

Explanatory Paragraph

The purpose of this Form 10-K/A is to amend Exhibits 31.1 and 31.2 to include subpart (b) of the fourth paragraph of the certification in the exact form required by 601(b)(31) of Regulation S-K.

For the purpose of this Form 10-K/A, the exhibits have been restated in their entirety.  Except as stated herein, no other revisions are being made in the Company’s 2008 Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2008 Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the 2008 Form 10-K.

Item 13. Exhibits

(a)	An Exhibit Index listing exhibits that are being filed with this Form 10-K/A appears immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMETRO COMMUNICATIONS, INC.

Dated: December 11, 2009	By:	/s/ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Charles Rice	Dated: December 11, 2009
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

By:	/s/ David Olert	Dated: December 11, 2009
David Olert
Chief Financial Officer

By:	/s/ Jon deOng	Dated: December 11, 2009
Jon deOng
Chief Technology Officer and Director

By:	/s/ Joshua Touber	Dated: December 11, 2009
Joshua Touber
Director

By:	/s/ Robert Grden	Dated: December 11, 2009
Robert Grden
Director

By:	/s/ Douglas Benson	Dated: December 11, 2009
Douglas Benson
Director

Exhibit Index

Exhibit Number	Description

31.1	Section 302 Certification
31.2	Section 302 Certification