Form 10-Q/A
period 2009-09-30
InterMetro Communications, Inc.
filed 2010-01-20
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(MARK ONE)
AMENDMENT No. 1 TO
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

Explanatory Paragraph

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company’s Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on November 19, 2009 (the “Original Form 10-Q”), is being filed in response to communications received from the Commission requesting additional disclosure. Specifically, this Amendment includes additional disclosure in Note 6 in regards to the default on secured notes. Additional disclosure in Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Results of Operations for the Nine Months Ended September 30, 2009 and 2008”  quantifies the metrics related to the decrease in revenue between the periods presented.  Additional disclosure in “Liquidity and Capital Resources” and Note 1 discusses in more detail Management’s plans for navigating challenges related to funding continuing operations. In addition, the “Contractual Obligations” disclosure has been updated to include language regarding the Company’s default on debt to secured note holders.

For the purpose of this Amendment, except as stated herein, no other revisions are being made in the Original Form 10-Q  and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

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

As discussed in Note 9, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,575,000.  At September 30, 2009, the Company had borrowed $2,575,000.  These agreements include financial and other covenants that the Company will need to maintain beginning in October 2009.   The Company has other significant matters of importance, including: other contingencies such as vendor disputes and lawsuits discussed in Note 10 and covenant defaults on the secured notes as discussed in Note 6 that could cause an acceleration of those amount due.  There can be no assurance that the Company will be successful in causing the defaults to be waived.  These matters, individually or in the aggregate, could have material adverse consequences to the Company’s operations and financial condition at any time. In regards to vendor disputes and lawsuits, the Company is actively engaging to settle disputes and legal cases when appropriate and believes substantial progress will be made in early 2010 toward resolution of outstanding issues with vendors.

Management believes that the losses are primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base and the resultant increase in revenues, in order for the Company to become profitable. The Company continues to require outside financing until such time as it can achieve positive cash flow from operations.   In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 pursuant to the sale of secured notes with individual investors for general working capital, and in the period from November 2008 to February 2009 an additional $462,500 pursuant to short-term loan and security agreement with individual investors. The terms of the secured notes are 18 months maturity (beginning in February 28, 2010 and July 15, 2010 for the short-term loan and security agreement) with an interest rate of 13% per annum due at the maturity date. The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million. Though not yet due, the secured notes are technically in default as the Company is not in compliance with certain covenants.  The Company and note holders are working constructively and no “notice of default” or “cure period” processes have thus far been invoiced.  In addition, the Company entered into a revolving credit agreement with Moriah, effective on April 30, 2008 (See Note 9) and expiring on January 31, 2010, pursuant to which the Company could access funds up to $2,575,000.  Management does not expect additional increases to this line of credit will be available. There can be no assurance that the Company will be successful in completing any required financings or that it will continue to expand its revenue.  Should the Company be unsuccessful in this financing attempt or other financings, material adverse consequences could occur should the Company be unable to secure alternate financing.

The Company will be required to obtain other financing as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. The Company is working through a debt and obligations restructuring plan which includes negotiations with certain vendors that may result in the issuance of shares of the Company’s common stock and/or extended installment payments as consideration for cancellation or reduction of some of the outstanding obligations.  As part of this plan, the Company is working with existing shareholders and potential new investors on a modest round of equity-based financing available to accredited investors and contingent upon a series of successful debt reduction negotiations. The Company has developed this plan regarding proposed debt to equity conversions and use of proceeds for the potential infusion of capital which is being disseminated among the Company’s shareholders and other prospective investors. Management is working with its historical vendors in order to secure the continued extension of the credit required to operate until such time that management’s working capital plan can be executed. Management believes that, though cash flows from operations may fund current operations, the debt conversions and additional infusion of capital presently being pursued are integral to management’s plan to retire past due obligations and be positioned for growth. No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Should the Company be unsuccessful in this financing attempt, material adverse consequences to the company could occur.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

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

At September 30, 2009, the Company was in default of certain covenants contained within the secured notes and short term loan and security agreements. Though these secured notes are not yet due, they are in ‘technical default’ as the Company is not in compliance with certain covenants related to indebtedness to vendors.  The Company is in the process of negotiating with these vendors in regards to said past due balances.    The Company and note holders are working constructively and ‘notice of default’ and ‘cure period’ processes have thus far not been invoked.

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

Net Revenues. Net revenues decreased $2.1 million, or 11.4%, to $16.8 million for the nine months ended September 30, 2009 from $18.9 million for the nine months ended September 30, 2008. Though we have continued to increase new customers, this has been offset by a reduction in offering third party low margin services and attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers.   In addition, certain technical issues with network routing caused a temporary drop in revenues in the three months ended September 30, 2009.  The addition of new customers contributed approximately $1.6 million to revenue in the nine months ended September 30, 2009 with an additional $4.6 million attributable to increasing revenues from existing customers. These gains were offset by an approximate $8.3 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.

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

As discussed in Note 9, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,575,000.  At September 30, 2009, the Company had borrowed $2,575,000.  These agreements include financial and other covenants that the Company will need to maintain beginning in October 2009.  The Company has other significant matters of importance, including: other contingencies such as vendor disputes and lawsuits discussed in Note 10; obligations with respect to warrants issued in connection with the secured promissory notes discussed in Note 6, and covenant defaults on the secured notes as discussed in Note 6 that could cause an acceleration of those amount due.  These matters, individually or in the aggregate, could have material adverse consequences to the Company’s operations and financial condition at any time. In regards to vendor disputes and lawsuits, the Company is actively engaging to settle disputes and legal cases when appropriate and believes substantial progress will be made in early 2010 toward resolution of outstanding issues with vendors.

Management believes that the losses are primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base and the resultant increase in revenues, in order for the Company to become profitable. The Company continues to require outside financing until such time as it can achieve positive cash flow from operations.   In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 pursuant to the sale of secured notes with individual investors for general working capital and in the period from November 2008 to February 2009 an additional $462,500 pursuant to short-term loan and security agreement with individual investors. The terms of the secured notes are 18 months maturity (beginning in February 28, 2010 and July 15, 2010 for the short-term loan and security agreement) with an interest rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million.  Though not yet due, the secured notes are technically in default as the Company is not in compliance with certain covenants.  The Company and note holders are working constructively and no “notice of default” or “cure period” processes have thus far been invoked. In addition, the Company entered into a revolving credit agreement with Moriah, effective on April 30, 2008 (See Note 9) and expiring on January 31, 2010, pursuant to which the Company could access funds up to $2,575,000.  Management does not expect additional increases to this line of credit will be available. There can be no assurance that the Company will be successful in completing any required financings or that it will continue to expand its revenue.  Should the Company be unsuccessful in this financing attempt or other financings, material adverse consequences to the Company could occur.

The Company will be required to obtain other financing as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. The Company is  working through  a debt and obligations restructuring plan which includes negotiations with certain vendors that may result in the issuance of shares of the Company’s common stock and/or extended installment payments as consideration for cancellation or reduction of some of the outstanding obligations.  As part of this plan, the Company is working with existing shareholders and potential new investors on a modest round of equity-based financing available to accredited investors and contingent upon a series of successful debt reduction negotiations. The Company has developed this plan regarding proposed debt to equity conversions and use of proceeds for the potential infusion of capital which is being disseminated among the Company’s shareholders and other prospective investors. Management is working with its historical vendors in order to secure the continued extension of the credit required to operate until such time that management’s working capital plan can be executed. Management believes that, though cash flows from operations may fund current operations, the debt conversions and additional infusion of capital presently being pursued are integral to management’s plan to retire past due obligations and be positioned for growth. No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all.  Should the Company be unsuccessful in this financing attempt, material adverse consequences to the Company could occur.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

Credit Facilities

Revolving Credit Facility – In April 2008, the Company entered into a convertible revolving credit agreement with Moriah pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million, in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million and in May 2009 Amendments No. 3 and No. 4 increased the access to $2.575 million.  As of September 30, 2009, the Company is permitted to borrow an amount not to exceed 100% of its eligible accounts receivable. As of September 30, 2009, the Company has borrowed $2.575 million. The Company's obligations are secured by all of the assets of the Company.  The availability of loan amounts under the revolving credit agreement expires on January 31, 2010.  Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 10%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on January 31, 2010. Management does not expect additional increases to this line of credit will be available.  In addition, failure to renew to revolving credit agreement at January 31, 2010 could have material adverse consequences to the Company. (See Note 9 to the Consolidated Financial Statements for detailed discussion.)

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

Though not yet due, secured notes totaling $2.4 million are technically in default as the Company is not in compliance with certain covenants.  The Company and note holders are working constructively and notice of default and cure period processes have not been invoked.  The Company does not expect demand for immediate repayment from the note holders.

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

INTERMETRO COMMUNICATIONS, INC.

Dated: January 20, 2010	By:	\s\ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: January 20, 2010	By:	\s\ David Olert
David Olert
Chief Financial Officer and Director