Form 10-K
period 2009-12-31
InterMetro Communications, Inc.
filed 2010-04-15
CIK 1160142

U.S. SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the average of the bid and ask prices reported by the OTC Bulletin Board on March 31, 2009, was approximately $340,700.

There were 71,365,354  shares outstanding of the registrant’s Common Stock as of  April 10, 2010.

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

Private Placement of Securities – April 2008. In April 2008 the Company entered into a revolving credit agreement, effective as of April 30, 2008 (see Note 10 to the Consolidated Financial Statements), pursuant to which the Company originally could access funds up to $1,500,000. Such access increased to $2,000,000 per Amendment No. 1 to the agreement in September 2008, to $2,400,000 per Amendment no. 2 to the agreement in November 2008 and to $2,550,000 per Amendment no.4 in May 2009.  As part of the original transaction, the lender received warrants to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $1.00 which expire on April 30, 2015.  As part of the 3 amendments the lender received warrants to purchase an additional 5,000,000 shares of the Company’s common stock under the same terms as the original 2,000,000 warrants.

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

Private Placement of Securities – During 2009, the Company issued 230,000 shares of its common stock pursuant to stock purchase agreements with various vendors for services previously rendered.  These stock issuances had a fair market value at date of issuance of $6,000.

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

Employees

As of December 31, 2009, we had 27 employees, all of whom were full time and located in the United States. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

For the years ended December 31, 2009 and 2008, we incurred net losses of $4.7 million and $9.4 million, respectively and a working capital deficit of $21,484,000 as of December 31, 2009.  We may continue to incur losses, and we may not become profitable for the foreseeable future. In addition, as a public company, we incur increased legal and accounting costs and other expenses related to maintaining our trading status pursuant to SEC and NASD rules and regulations. We will have to generate and sustain significant gross margin to achieve profitability. Our increasing gross margin growth trends in prior periods may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee.  We have past due balances with certain vendors that may result in collection actions unless we settle them.  We may not obtain sufficient funds to bring these accounts current.

Our ability to continue as a going concern depends upon the success of our financings as well as our ability to increase our revenue base and generate cash from operations.  In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 and an additional $462,500 from November 2008 to February 2009 pursuant to the sale of secured notes with individual investors for general working capital. (See Note 6 to the Consolidated Financial Statements.) The terms of the secured notes are 13 to 18 months maturity with an interest rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million.  In addition, the Company entered into a revolving credit agreement, effective as of April 30, 2008 (see Note 10 to the Consolidated Financial Statements) pursuant to which the Company originally could access funds up to $1,500,000 such access increased to $2,000,000 per Amendment No. 1 to the agreement in September 2008, to $2,400,000 per Amendment no. 2 to the agreement in November 2008 and to $2,550,000 per Amendment no. 4 to the agreement in May 2009.  The credit agreement expires April 30, 2010 and the Company is in discussions with a number of potential lenders regarding replacing the credit line.

   Such additional financings are necessary in order to fund ongoing operations until such time as the Company can consistently achieve positive cash flow from operations. The Company is in the process of securing this required additional financing, however there can be no assurance that we will be successful in completing the required financing or that we will continue to increase our gross margin.

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

We depend on the continued contributions of our senior management and skilled employees. We do not maintain key person life insurance policies on any of our officers. There is a risk that the loss of a significant number of key personnel could have negative effects on our results of operations. We may not be able to attract and hire highly skilled personnel to replace lost employees necessary to carry out our business plan. There is also a risk that management may not be able to adopt an organizational structure that meets its objectives, including managing costs and attracting and retaining key employees.  Our Chief Financial Officer departed the Company in May 2009. His departure and the arrival of his replacement were discussed in a filing with the Securities and Exchange Commission on Form 8K dated May 8, 2009.

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

A substantial portion of our revenue is generated from a limited number of our carrier customers. Our top 10 customers have accounted for approximately 50.8% and 47.4% of our revenues for the years ended December 31, 2009 and 2008, respectively. We expect that a limited number of carrier customers may continue to account for a significant percentage of our revenue and the loss of, or material reduction of their purchases could decrease our revenue and harm our business.

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

As of December 31, 2009, our executive officers, directors, and principal shareholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 76% of our outstanding common stock. These shareholders are able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our shareholders.

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

Our management has identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2009, which, if not sufficiently remediated, could result in material misstatements in our annual or interim financial statements in future periods.

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In May 2007 and January 2008 we registered an aggregate of 21,429,000 shares and shares underlying warrants, or 30% of our common stock currently outstanding, for resale in the public market pursuant a Form SB-2 registration statements. As such shares of our common stock are resold in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of our shares of common stock as well as shares of common stock underlying warrants and options may also be offered from time to time in the open market pursuant to an effective registration statement or Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of six months may, upon filing with the Securities and Exchange Commission a notification on Form 144, sell into the market shares of our common stock.

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

Item 2. Description of Property

Our principal executive office is located in Simi Valley, California, where we lease a facility with 18,674 square feet of space for approximately $22,281 per month under a lease that expired in March 2009. The Company negotiated a extension of the lease through June 30, 2009, leased on a month to month basis subsequent to that and, in April 2010, entered into a new lease for $14,000 per month under a lease that expires March 31, 2011 . We believe that our space will be adequate for our needs and that suitable additional or substitute space in the future will be available to accommodate the foreseeable expansion of our operations. We also lease collocation space for our VoIP equipment in carrier class telecommunications facilities in major metropolitan markets throughout the U.S. and expect to add additional collocation facilities as we expand our VoIP network.

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

 Blue Casa Communication, Inc. –  On December 12, 2007, Blue Casa Communications, Inc. (“Blue Casa”) filed a complaint asserting various causes of action, including breach of contract, breach of implied contract and unjust enrichment.   Blue Casa claims that the Company owes Blue Casa payment of access charges in the amount of $300,000.  The Company denies that it owes Blue Casa payment of access charges.  The case was under stay until March 14, 2010.

Cantata Technology, Inc. – On August 12, 2008, Cantata filed a lawsuit against the Company asserting a breach of contract claim arising out of the parties’ May 2, 2006 term sheet related to an equipment purchase agreement.  Cantata was seeking $1.1 million for the equipment together with interest, costs and attorney fees. Cantata was also seeking $63,000 for support services allegedly provided during the parties’ relationship.  As discussed in Note 4, the Company has accrued $1,084,000 due to Cantata as of December 31, 2009.  The Company accrued additional interest of $300,000 as a contingent liability related to this law suit.   The Company filed a counterclaim against Cantata and a third party claim against its parent company, Dialogic.  The Company settled the suit in January, 2010 for $500,000. The settlement contains a long-term payment plan and is subject to timely payments by the Company.

Hypercube/KMC – On April 30, 2007, the Company initiated litigation against KMC Data, LLC and its affiliate Hypercube, LLC (collectively referred to herein as “KMC”), or (the “KMC Litigation”).  KMC, in turn, filed various counterclaims against the Company.  The KMC Litigation concerns the issue of whether or to what extent the Company is obligated to pay KMC fees related to the transmission and routing of wireless communications traffic, and if so, what rates would be appropriate.  As of December 31, 2009, there are approximately $1.2 million of charges that the Company disputes.  As of December 31, 2009, the Company has recorded the $1.2 million in accounts payable, with a corresponding offset to unresolved disputed amounts.  On August 6, 2007, the Court stayed the KMC Litigation pending referral of certain issues in the case to the Federal Communications Commission under the doctrine of primary jurisdiction.  The case is currently stayed.  The Company cannot predict the outcome of these proceedings at this time or how long the Court’s stay will remain in place.  A ruling against the Company could have a material adverse impact on its operating results, financial condition and business performance.

In addition, the following vendors, carriers and customers have sent written notice of their claims and/or intent to file suit against the Company:

An Interexchange Carrier – An interexchange carrier (IXC) asserts to the Company that it is owed approximately $900,000 in past due disputed and undisputed charges.  The carrier and the Company have been engaged in discussions to resolve these payment issues and have created a payment plan that will resolve the outstanding balance by the end of the 2010 fiscal year. The carrier is also one of the Company’s customers   If the carrier suspends its provision of services to the Company or initiates litigation against the Company, it could have a material adverse impact on the Company’s operating results, financial condition and business performance.

A Local Exchange Carrier – In April 2008, the Company entered into a settlement agreement with a significant provider of network services to the Company.  The settlement agreement included a payment arrangement for past due amounts of approximately $3.0 million with full repayment due prior to December 31, 2008.  The settlement agreement also provided a separate credit to the Company of approximately $1.4 million for past disputes.  As of December 31, 2009, the Company was not in compliance with the payment terms of the agreement and, therefore, was at risk of losing the $1.4 million credit and service termination. The Company currently owes $3.35 million, net of the $1.4 million credit.  The Company has received notice of default, dated August 12, 2009, threatening, among other things, a rescission of the $1.4 million credit.  The Company began negotiations towards a new business relationship and new agreement that is not currently formalized.  The potential resulting collection proceedings may have a material adverse impact on the Company’s operating results and financial condition.  Management believes that it will be successful in retaining the $1.4 million credit.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  The Company has not made all of the payments claimed by the USAC in a timely manner, including payments owed pursuant to agreed upon payment plans with the Company.  The USAC has transferred some of these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred the unpaid amounts to the Department of the Treasury.  If the amounts are not resolved, they may then be transferred to the Department of Justice for collection action.  With each transfer, additional fees, surcharges and penalties are added to the amount due.  As of December 31, 2009, USAC and the FCC have claimed approximately $1.1 million is due and payable in connection with the USF.  The Company is working with USAC and the FCC to resolve these amounts in a long term payment program. Failure to finalize the proposed payment plan would likely have a material adverse effect on the Company.

Payphone Service Providers (PSP) – On January 20, 2010 a group of 14 payphone providers filed a complaint against the Company for unjust business practices and related damages.  Under certain circumstance, payphone service providers (PSPs) are eligible for per call compensation to be paid by the IXC that terminates the call. This PSP group contends that the Company has not provided proper call detail records to allow the PSP parties to bill the ultimate responsible parties for their call, and as such, the Company should be responsible for the charges.  The Company refutes this position based, among other things, upon the fact that the Company has itself not received the proper data records for the PSP parties to fulfill these requests. The parties are currently collaborating to resolve the matter.

Item 4. Reserved

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

Our common stock is listed on the OTC Bulletin Board and trades under the symbol “IMTO.” At the close of business on March 31, 2009, there were 71,365,354 issued and outstanding common shares which were held by approximately 86 shareholders of record, of which 17,035,000 shares were free trading. The balance is restricted stock as that term is used in Rule 144 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

There is currently minimal trading volume for our securities.  The following table sets forth certain information with respect to the high and low market prices of our common stock for the periods indicated in the 3 months ended March 31, 2010 and in the years ending December 31, 2009 and 2008.  These quotations, as provided by the OTC Bulletin Board, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction prices between dealers.

Year	Quarter	High	Low
2010	First	$0.02	$0.01
2009	Fourth	0.03	0.01
	Third	0.04	0.01
	Second	0.05	0.02
	First	0.08	0.01
2008	Fourth	0.44	0.01
	Third	0.50	0.44
	Second	0.50	0.15
	First	0.51	0.15

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans not approved by security holders
2004 Stock Option Plan	5,406,743	$0.25	- 0-
2007 Omnibus Stock and Incentive Plan	2,950,000	$0.19	8,932,170

2004 Stock Option Plan

Our Board of Directors voted unanimously to cause the Company to assume all stock options under the 2004 Stock Plan of InterMetro Delaware (the “2004 Plan”), which were issued and outstanding immediately prior to the closing of the Business Combination, which closed on or about December 29, 2006. All InterMetro Delaware stock options were converted into options to purchase shares of our common stock as of December 29, 2006. Upon the shareholders ratification of the 2004 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission declared effective May 10, 2007, we froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares. The number of outstanding stock options and the exercise prices were adjusted in the same proportion as the exchange ratio for the outstanding common stock in the Business Combination. The exercise periods and other terms and conditions remained the same. Accordingly, as of December 31, 2009, we had stock options to purchase approximately 5,406,742 shares of our common stock outstanding under the 2004 plan of which approximately 4,528,724 vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and approximately 878,018 of which as follows: 50% on the date of grant and 50% at one year after the date of grant. The exchanged stock options are exercisable for a period of ten years from the date of initial grant by InterMetro at exercise prices ranging from $0.0406 to $0.9738.

For the fiscal year ended December 31, 2006, InterMetro Delaware issued stock options to purchase 86,765 shares of  common stock under the 2004 Plan at an average exercise price of $5.37 per share (exchangeable for stock options to purchase 908,826 shares of our common stock at an average exercise price of $0.513) to employees and directors.   For the fiscal years ended December 31, 2009 and 2008, InterMetro issued no stock options under the 2004 plan and 308,077 options that had previously been issued were forfeited as a consequence of an employee departure.  As of December 31, 2009, 1,232,320 of the Company’s outstanding stock options issued pursuant to the 2004 Plan have been exercised.

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

For the fiscal year ended December 31, 2009,  no shares of common stock under the 2007 plan were issued. For the fiscal year ended December 31, 2008, we issued 600,000 shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees.   As of December 31, 2009, none of the Company’s outstanding stock options issued pursuant to the 2007 Plan have been exercised.

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

Overview

History . InterMetro began business as a VoIP on December 29, 2006 and began generating revenue at that time. Since then, we have increased our revenue to approximately $22.3 million for the year ended December 31, 2009.

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

 Results of Operations

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Year Ended December 31,
	2009	2008

Net revenues	100%	100%
Network costs	77	91
Gross profit	23	9
Operating expenses:
Sales and marketing	10	7
General and administrative	22	23
Impairment of goodwill	-	6
Total operating expenses	32	36

Operating loss	(9)	(27)

Interest expense	13	10
Gain on forgiveness of debt	-	-
Loss before provision for income tax	(22)	(37)
Provision for income taxes	(-)	(-)
Net loss	(22)%	(37)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenues.  Net revenues decreased $2.8 million, or 11.2%, to $22.3 million for the year ended December 31, 2009 from $25.1 million for the year ended December 31, 2008. Though we have continued to increase new customers, this has been offset by a reduction in offering third party low margin services and attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers.  The addition of new customers contributed approximately $1.6 million to revenue in the twelve months ended December 31, 2009 with an additional $6.6 million attributable to increasing revenues from existing customers. These gains were offset by an approximate $11.0 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.

Network Costs.  Network costs decreased $5.8 million, or 25.3%, to $17.1 million for the year ended December 31, 2009 from $22.9 million for the year ended December 31, 2007.  Included within total network costs, variable network costs decreased by $5.1 to $15.4 million (68.9% of revenues) for the year ended December 31,2009 from $20.5 million (81.6% of revenues) for the year ended December 31,2008, as revenues decreased by 11.2%, as a result of increased efficiency in network utilization. A significant component of better network utilization and cost savings has been the development of vendor relationships that maximize the lowest cost routing of calls across our network.  Fixed network costs decreased by $671,000 to $1.7 million for the year ended December 31, 2009 from $2.4 million for the year ended December 31, 2008, with the decrease coming primarily from the elimination of underutilized network components that were in operation during year ended December 31, 2008.  There were no significant fixed network expenses added during the year ended December 31, 2009.  Through the migration of existing customers to the SS-7 based infrastructure and the addition of new customers, the Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure.

Gross margin increased to 23.3% for the year ended December 31, 2009 from a gross margin of 8.8% for the year ended December 31, 2008. This increase in gross margin was attributable to the increasing utilization of capacity and decreased fixed network costs. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the year ended December 31, 2009 was $297,000 (1.3% of net revenues) as compared to $575,000 (2.3% of net revenues) for the year ended December 31, 2008.  A significant portion of our network equipment has been fully depreciated.

Sales and Marketing. Sales and marketing expenses increased $444,000, or 25.5% to $2.2 million for the year ended December 31, 2009 from $1.7 million for the year ended December 31, 2008. Sales and marketing expenses as a percentage of net revenues were 9.8% and 6.9% for the year ended December 31, 2009 and 2008, respectively.  The increase is attributable to commission programs for higher margin services.

General and Administrative. General and administrative expenses decreased $797,000 or 13.5% to $5.1 million for the year ended December 31, 2009 from $5.9 million for the year ended December 31, 2008. General and administrative expenses as a percentage of net revenues were 22.8% and 23.4% for the year ended December 31, 2009 and 2008, respectively.  The decrease in general and administrative expenses for the year ended December 31,2009 is primarily attributable to a $310,000 reduction in professional service fees and a $281,000 reduction in payroll related expenses due to reduction in workforce with the remaining reductions due to general cost cutting measures undertaken by the Company.  General and Administrative expense include bad debt expense of $318,000 and 220,000 for the year ended December 31, 2009 and 2008, respectively.

Interest Expense, net. Interest expense, net increased $379,000 to $3.0 million for the year ended December 31, 2009 from $2.6 million for the year ended December 31, 2008.  Interest expense for the year ended December 31, 2009 includes $1.4 million amortization of debt discount, $435,000 secured note interest and $254,000 line of credit interest. Interest expense for the year ended December 31, 2008 included $1.4 million amortization of debt discount, $300,000 related to a contingent liability, $219,000 secured note interest and $119,000 line of credit interest.

Liquidity and Capital Resources

At December 31, 2009, we had $99,000 in cash as compared to $171,000 in cash at December 31, 2008.

The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $21.5 million at December 31, 2009 as compared to negative $17.3 million at December 31, 2008. The decrease in working capital was primarily due to the increase in accounts payable and continued losses.  The Company has agreements with vendors that allow for significantly longer terms than the terms for payment offered to the majority of its customers.

Significant changes in cash flows for December 31, 2009 as compared to December 31, 2008:

Net cash provided by operating activities was $68,000 for the year ended December 31, 2009 as compared to net cash used in operating activities of $3.9 million for the year ended December 31, 2008. The most significant change that decreased the use of cash from operating activities was the lower net loss for the year ended December 31, 2009 of approximately $4.9 million.  Significant adjustments increasing cash from operating activities in 2009 were amortization of debt discount of $1.4 million, an increase in accounts payable and accrued expenses from December 31, 2008 of $3.6 million and the add-back of non-cash depreciation and amortization of $346,000. The primary offset that decreased cash provided by operating activities was an increase in accounts receivable from December 31, 2008 of $549,000.

Net cash used in investing activities for the year ended December 31, 2008 was $39,000 which was attributable to the purchase of network-related equipment.  There were no equipment purchases in 2009.

Net cash used in financing activities for the year ended December 31, 2009 was $140,000 as compared to cash provided by financing activities of $3.9 million for the year ended December 31, 2008. Net cash used in financing activities for the year ended December 31, 2009 included a $385,000 reduction in the bank overdraft and $101,000 principal payments on a capital lease note payable.  Partially offsetting this use of funds were advances of $153,000 and proceeds from line of credit of $150,000. Net cash provided for the year ended December 31, 2008 included $1.3 million proceeds from secured notes, advances of $310,000 from related parties and $2.4 million proceeds from lines of credit.

The Company incurred net losses of $4,922,000 and $9,426,000 for the years ended December 31, 2009 and 2008, respectively.  In addition, the Company had total shareholders’ deficit of $20,469,000 and a working capital deficit of $21,484,000 as of December 31, 2009.  The Company anticipates it will not have sufficient cash flows to fund its operations in the near term and through fiscal 2010 without the completion of additional financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 10, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,550,000.  At December 31, 2009, the Company had borrowed $2,550,000.  These agreements include financial and other covenants that the Company needed to maintain at December 31, 2009.  The availability of loan amounts under the agreements expires on April 30, 2010.  The Company was not in compliance with certain covenants as of December 31, 2009, and accordingly, Moriah can call the loan immediately payable at any time.  The Company has other significant matters of importance, including: other contingencies such as vendor disputes and lawsuits discussed in Note 11and covenant defaults on the secured notes as discussed in Note 6 that could cause an acceleration of those amount due.  There can be no assurance that the Company will be successful in causing the defaults to be waived. These matters, individually or in the aggregate, could have material adverse consequences to the Company’s operations and financial condition at any time.  In regards to vendor disputes and lawsuits, the Company is actively engaging to settle disputes and legal cases when appropriate and has made significant progress toward resolution of outstanding issues with vendors in the first quarter of 2010. The Company believes substantial progress will be made in the remaining months of 2010 towards resolution of outstanding issues with vendors

Management believes that the recent losses are primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base, in order for the Company to become profitable. The Company continues to require outside financing until such time as its cash flow from operations can service its obligations.   In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 and an additional $462,500 from November 2008 to February 2009 pursuant to the sale of secured notes with individual investors for general working capital. The terms of the secured notes are 18 months maturity (beginning in February 28, 2010 and July 15, 2010 for the short-term loan and security agreement) with an interest rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million. The $462,500 of secured notes were due February 28, 2010 and discussions are in progress with individual investors regarding terms for extension of the maturity date of those notes.   In addition, the Company entered into a revolving credit agreement pursuant to which it could access funds up to $2,550,000 through April 30, 2010 (see Note 10).  There can be no assurance that the Company will be successful in completing any required financings or that it will continue to expand its revenue.  Should the Company be unsuccessful in this financing attempt or other financings, material adverse consequences to the Company could occur such as cessation of operations.

The Company will be required to obtain other financing during the next twelve months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. The Company is working through a debt and obligations restructuring plan which includes negotiations with certain vendors that may result in the issuance of shares of the Company’s common stock and/or extended installment payments as consideration for reduction of some of the outstanding obligations.  As part of this plan, the Company is working with existing shareholders and potential new investors on a modest round of equity-based financing available to accredited investors and contingent upon a series of successful debt reduction negotiations. The Company has developed this plan regarding proposed debt to equity conversions and use of proceeds for the potential infusion of capital which is being disseminated among the Company’s shareholders and other prospective investors. Management is working with its historical vendors in order to secure the continued extension of the credit required to operate until such time that management’s working capital plan can be executed. Management believes that, though cash flows from operations may fund current operations, the debt conversions and additional infusion of capital presently being pursued are integral to management’s plan to retire past due obligations and be positioned for growth.  No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Should the Company be unsuccessful in this financing attempt, material adverse consequences to the Company could occur.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.  Operations may cease if the Company is unsuccessful in raising additional debt or equity.

Credit Facilities

Revolving Credit Facility – In April 2008, the Company entered into a convertible revolving credit agreement pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million, in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million and in May 2009 the Company entered into Amendment No. 4 to the agreement which increased the access to $2.55 million.  As of December 31, 2009, the Company is permitted to borrow an amount not to exceed 85% of its eligible accounts receivable. As of December 31, 2009, the Company has borrowed $2.55 million. The Company's obligations are secured by all of the assets of the Company.  The availability of loan amounts at December 31, 2009 under the revolving credit agreement was to expire on April 30, 2009.  The Company entered into Amendment No. 5 to the agreement as of January 31, 2010 that extended the expiration to April 30, 2010.  The Company is in discussions with potential lenders to replace the line of credit.  Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 10%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on April 30, 2009. (See Note 10 to the Consolidated Financial Statements for detailed discussion.)

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

Revenue Recognition. VoIP services are recognized as revenue when services are provided primarily based on usage. Revenues derived from sales of calling cards through retail distribution partners are deferred upon sale of the cards. These deferred revenues are recognized as revenue generally at the time card minutes are expended. The Company has revenue sharing agreements based on successful collections.  The Company recognizes revenue from these customers at time of invoicing based on the history of collections with such customers. The Company recognizes revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection is reasonably assured. Deferred revenue consists of fees received or billed in advance of the delivery of the services or services performed in which collection is not reasonably assured. This revenue is recognized when the services are provided and no significant Company obligations remain. The Company assesses the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. Generally, the Company does not request collateral from customers. If the Company determines that collection of revenues are not reasonably assured, amounts are deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.  The Company has revenue sharing agreements with certain customers and recognizes revenue at time of invoicing based on the history of collections with such customers.

Stock-Based Compensation. The Company has adopted FASB ASC 718 “Compensation – Stock Compensation”.   The Company is applying the “modified prospective transition method” under which it continues to account for nonvested equity awards outstanding at the date of adoption of FASB ASC 718 in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB 25 in future periods to equity awards outstanding at the date it adopted FASB ASC 718, unless the options are modified or amended.

For grants to employees under the 2004 plan and 2007 plan in the year ended December 31, 2008, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.  Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Impairment of Long-Lived Assets

We assess impairment of our other long-lived assets in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment”. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include:

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

Goodwill

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At December 31, 2009, management does not believe there is any impairment in the value of goodwill.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at December 31, 2009 and 2008. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of December 31, 2009 and 2008, our net operating loss carryforwards for federal tax purposes were approximately $20.8 and $17.7 million, respectively.  These net operating losses occurred subsequent to our business combination in December 2006.

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with FASB ASC 450 “Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of December 31, 2009, there is approximately $3.5 million of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process.

Contractual Obligations

We have no capital lease obligations at December 31, 2009 and an extension on the operating lease for our corporate offices expired September 30, 2009 and is being renegotiated for a further extension.  In March 2009, the Company entered into a loan and security agreement with a vendor that was a significant lessor of network equipment to the Company.  Our major outstanding contractual obligations relate to our capital lease obligations related to purchases of fixed assets, amounts due under our strategic equipment agreement and other contractual obligations, primarily consisting of the underlying elements of our network. There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations.

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

Interest Rate Market Risk . Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, deposits, other current assets, trade accounts payable, accrued expenses, deferred revenue and customer deposits, and current portion of long-term capital lease obligations approximate fair value because of the short period of time to maturity. At December 31, 2009, the carrying value of the capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Recent Accounting Pronouncements

For a discussion of the impact of recently issued accounting pronouncements, see the subsection entitled "Recent Accounting Pronouncements" contained in Note 1 of the Notes to Consolidated Financial Statements under "Item 7. Financial Statements and Supplementary Data."

Item 7. Financial Statements of InterMetro Communications, Inc.

See the Index to Consolidated Financial Statements on Page F-1 attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

The Company has established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Therefore, under Section 404 of the Sarbanne’s-Oxley Act of 2002, they must conclude that these controls and procedures are not effective.

Internal Control over Financial Reporting

The Company’s board of directors was advised by GSI, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2009, GSI identified material weaknesses as defined in Public Company Accounting Oversight Board Standard No. 5,  in the Company’s internal control over financial reporting and in the segregation of duties within the accounting department. The Company is not an accelerated filer and GSI did not perform an audit of the Company’s internal controls. These weaknesses were identified in connection with the audit of the financial statements and reported pursuant to the requirements under Statement on Auditing Standards No. 61, Communications with Audit Committees.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

•
While we have implemented control procedures for reviewing all material financial reporting items, certain of our control procedures are not sufficient to prevent the risk that a potential material misstatement of the financial statements would occur without being prevented or detected, specifically with regards to dispute reserves for accounts payable, accruals for third party charges and certain equity accounts. In each case, the Company does not have adequate staffing to ensure that the monitoring  processes mitigate risks that external information used is correct and, in the case of equity accounts, that the Company has personnel with adequate understanding of the applicability of accounting principles.

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by (“COSO”).

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We are considering a process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

•	We intend to improve our monitoring processes and add additional staff resources to monitor our dispute reserves, accruals for third party charges and equity reporting activities.
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months  ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of Exchange Act

The following table lists our executive officers and directors as of December 31, 2009:

Name	Age	Position

Charles Rice	46	President, Chief Executive Officer and Chairman of the Board
Jon deOng	36	Chief Technology Officer, Director
David Olert	56	Chief Financial Officer
Joshua Touber	47	Director
Robert Grden(1)	46	Director
Douglas Benson(1)	77	Director
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

David Olert has served as Chief Financial Officer since May 2009.  Prior to this role, he was the Company’s Corporate Controller since 2007.  Prior to joining InterMetro Delaware, Mr. Olert was Controller of Optical Communication Products, Inc., a manufacturer of telecom fiber optic components and prior to that served as Corporate Controller for SMTEK, Inc., a contract manufacturer. Prior to SMTEK, Mr. Olert served twelve years in various entities, primarily publicly traded, as CFO or Corporate Controller and four years in public accounting.  Mr. Olert holds a Bachelor degree from Barry University.

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

Board of Directors

Our Board of Directors currently consists of six directors. Messrs. Benson and Grden are “independent” as defined in NASD Marketplace Rule 4200(a)(15). Mr. Touber is not independent as he is being compensated for certain consulting projects.  Mr. Rice, who is our President and Mr. deOng, who is our Chief Technology Officer, are not independent. We plan to appoint additional independent directors so that a majority of our directors are independent.

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

Audit Committee

Messrs. Benson and Grden are the current members of our Audit Committee. Mr. Grden has been appointed to serve as chairman of the Audit Committee. Mr. Grden meets the applicable NASD listing standards for designation as an “Audit Committee Financial Expert.”

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

Report of the Audit Committee

Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2009 with senior management. The Audit Committee has also discussed with GSI, our independent auditors, the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from GSI required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with GSI the independence of GSI as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to the Company is compatible with the auditors’ independence for GSI, the Company’s Audit Committee has recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the United States Securities and Exchange Commission. Our Audit Committee did not submit a formal report regarding its findings.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2009 have been complied with on a timely basis.

Item 10. Executive Compensation

Executive Officer Compensation

The following table summarizes compensation paid or accrued by the Company for the years ended December 31, 2009, 2008 and 2007 for services rendered in all capacities, by our chief executive officer and the other most highly compensated executive officers during the fiscal years ended December 31, 2009, 2008 and 2007.

Summary Compensation Table

Name and Principal Position		Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Charles Rice Chief Executive Officer and President		2009 2008 2007	$150,348 150,439 268,295	0 0 0	0 0 0	0 0 0	0 0 0	$14,704 21,764 21,727	$165,052 172,203 290,022
Jon deOng Chief Technology Officer		2009 2008 2007	$126,019 126,506 225,612	0 0 0	0 0 0	0 0 0	0 0 0	$15,775 17,616 17,775	$141,794 144,122 243,387
David Olert Chief Financial Officer	2	2009 2008 2007	$155,708 158,750 59,896	0	0	0	0	$14,640 16,080 6,700	$170,348 174,830 66,596
——————
(1)	Amounts primarily represent medical insurance premiums and reimbursements for automobile and electronic communication device expenses.
(2)	Mr. Olert was first compensated in July 2007.

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

The agreement with Mr. Rice provides for an initial base annual salary of $220,000 and a discretionary annual bonus target of up to 100% of his base annual salary.  Mr. Rice accepted a salary reduction to $150,000 in the year ended December 31, 2008.  The agreement with Mr. deOng provides for an initial base annual salary of $185,000 and a discretionary annual bonus target of up to 75% of his base annual salary.  Mr. deOng accepted a salary reduction to $125,000 in the year ended December 31, 2008.  We anticipate senior executive bonuses under each of these agreements will be determined based on various factors, including revenue achievement and operating income (loss) before depreciation and amortization targets, as well as personal contributions. These performance factors may change from year to year. Each of these agreements calls for an 11% yearly increase in annual base salary.

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

Outstanding Equity Awards

The following table sets forth information for each of our executive officers regarding the number of shares subject to exercisable and unexercisable stock options to purchase shares of our common stock at the fiscal year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date

Charles Rice	- 0 -	- 0 -	$0	-
Chairman, Chief Executive Officer, and President

Jon deOng	- 0 -	- 0 -	$0	-
Chief Technology Officer

David Olert	366,667	33,333	$0.25	11/28/12
Chief Financial Officer

——————
(1)	Stock options were granted under our 2007 Stock Plan and vested 40% on the date of grant and 1/12 of the balance each quarter thereafter until the remaining stock options were vested.

Director Compensation

As of January 19, 2007, we approved the following non-employee director compensation program. We will pay our non-employee directors $1,000 per board meeting attended in person and $500 for each telephonic meeting. In addition, we will compensate members of our board committees as follows: (i) each member of our Audit Committee will receive $500 per meeting and (ii) each member of our Compensation Committee and Nominating and Governance Committee will receive $350 per meeting. The Chairman of our Audit Committee will also receive an annual retainer of $5,000 per year. We intend to grant our directors options under our 2007 Plan in an amount to be determined prior to grant.  Directors were not compensated in the year ended December 31, 2009 for board member duties.

The following table summarizes the compensation paid or accrued by InterMetro for the year ended December 31, 2009 to InterMetro’s directors.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Joshua Touber, Director	0	0	0	0	0	$41,528	$41,528
Robert Grden, Director	0	0	0	0	0	0	$0
Douglas Benson, Director	0	0	0	0	0	0	$0
——————

(1)Amount included in this Form 10-K represents consulting fees for special projects and medical insurance premiums.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2009, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of  December 31, 2009 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 71,365,354 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o InterMetro Communications, Inc., 2685 Park Center Drive, Building A, Simi Valley, California 93065. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Ownership

Charles Rice	30,298,647	(2)	39.1%
Chairman, President,
Chief Executive Officer and Secretary
Jon deOng	2,693,162		3.8%
Chief Technology Officer
David Olert	400,000	(3)	*
Chief Financial Officer
Joshua Touber	6,028,543	(4)	8.2%
Director
Robert Grden	184,848	(5)	*
Director
Douglas Benson	4,013,091	(6)	5.6%
Director
Directors and executive officers	43,618,291		54.2%
as a group (6 persons)
David Singer Former President, Advanced Tel, Inc.	4,089,930		5.7%
David Marshall
9229 Sunset Boulevard, Suite 505, Los Angeles CA 90069	11,605,479	(7)	15.5%
Sharyar Baradaran
201 Delfern Drive, Los Angeles, CA 90077	3,959,209	(8)	5.4%
Moriah Capital Management
444 Madison Avenue, Suite 201, New York, NY 10022	7,000,000	(9)	8.9%
——————
* Indicates beneficial ownership of less than one percent.

(1)
Unless otherwise indicated and subject to applicable community property laws, to our knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of common stock, except for those owned jointly with that person’s spouse.

(2)
Includes 49,043 shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of December 31, 2009. Also includes 5,321,625 shares over which Mr. Rice would have voting power pursuant to voting agreements upon the exercise of stock options under the 2004 Plan and 2007 Plan; 698,981 shares from the exercise of stock options under the 2004 Plan by certain current and former employees over which whose shares Mr. Rice maintains voting control; and an additional 9,288,595 shares owned by certain of our current and former employees over which Mr. Rice maintains voting control. Includes 1,639,706 shares and warrants to purchase 657,613 shares owned by Joshua Touber, director, and his affiliates over which Mr. Rice has voting power for a period of two years from December 31, 2008.

(3)	Includes 366,667 shares which may be purchased pursuant to stock options that are exercisable within 60days of December 31, 2009.

(4)
Includes 1,980,743 shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of December 31, 2009. Also includes 123,246 shares which are owned by Laurel Research, Inc., of which Mr. Touber is President.  Includes 1,639,706 of shares of common stock and 657,613 shares which may be purchased pursuant to warrants  that, together, are subject to a voting agreement pursuant to which Charles Rice has voting power for a period of two years from December 31, 2008.

(5)	Includes 184,848 shares which may be purchased pursuant to stock options that are exercisable within 60 days of December 31, 2009.

(6)	Includes 369,694 shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of December 31, 2009.

(7)
Includes 680,065 shares owned by David Marshall Inc., of which David Marshall is the chief executive officer; 3,122,240 shares owned by the David Marshall Pension Trust, of which Mr. Marshall is the trustee; 373,441 shares which may be purchased by David Marshall Inc. pursuant to warrants that are exercisable within 60 days of  December 31, 2009; 3,082,025 shares which may be purchased by the David Marshall Pension Trust pursuant to warrants that are exercisable within 60 days of  December 31, 2009; 648,588 shares owned by Glenhaven Corporation, of which Mr. Marshall is the chief executive officer, and 3,500,000 shares owned by Santa Monica Capital, LLC, of which Mr. Marshall is the manager. Also includes 199,120 shares purchased by David Marshall as reported on his Form 13G file June 24, 2009.

(8)
Common stock and warrants to purchase shares are owned by the Baradaran Revocable Trust of which Sharyar Baradaran is the trustee; includes 1,641,066 shares which may be purchased by the Baradaran Revocable Trust pursuant to warrants that are exercisable within 60 day of December 31, 2009.

(9)	Shares which may be purchased pursuant to warrants that are exercisable within 60 days of December 31, 2009

Item 12. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Securities Issuances

In December 2006, Santa Monica Capital, LLC, an affiliate of David Marshall, purchased 1,000,000 shares of the 6,500,000 shares of our common stock purchased from our then controlling stockholder prior to the Business Combination. Further, also in December 2006, David Marshall acquired 2,500,000 shares of our common stock, as adjusted for the Business Combination, from Charles Rice, our Chairman, Chief Executive Officer and President, on the closing of the Business Combination in consideration for $150,000 payable to Mr. Rice within a twelve month period. Upon the closing of the Business Combination and the Private Placement, David Marshall beneficially owned 6,317,777 shares of our common stock, or approximately 10.4% of the common stock outstanding. For more information on the ownership of David Marshall, see “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Voting Agreements

On December 31, 2008, Charles Rice transferred 1,000,000 shares to Joshua Touber and concurrently entered into a two year voting agreement with Mr. Touber for the voting rights of an aggregate 2,297,319 shares including 657,613 shares which may be purchased pursuant to options and warrants.

 Holders of options under our 2004 Plan and 2007 Plan are required to enter into an agreement granting Mr. Rice voting rights with respect to the common stock issued upon exercise of their options, which agreements expire ten years after execution thereof.

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

(b)
The Company filed a Current Report on Form 8-K on February 12, 2010 announcing a settlement agreement between the Company and Cantata Technologies.

Item 14. Principal Accountant Fees and Services

GSI is our principal accountant firm, replacing MHN on November 3, 2008.  GSI has not provided any non-audit services to us during the years ended December 31, 2009 and 2008. The Audit Committee of our Board of Directors has considered whether the provision of non-audit services are compatible with maintaining GSI independence.

Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s Annual Report on Form 10-K.

Audit Fees (in thousands):

	2009	2008

Audit Fees (1)	$219	$246
Audit related fees (2)	-	24
All other fees	-	-
	$219	$280
——————
(1)
Audit Fees paid to Gumbiner Savett in 2009 and Gumbiner Savett and MHM in 2008 consist of fees for the audit of our financial statements and review of the interim financial statements included in our quarterly reports.  Audit Fees paid to Gumbiner Savett in 2008 were $25,000.

(2)	Audit related fees paid to MHM in 2008 consist primarily of fees for review of various S.E.C. filings.

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

INTERMETRO COMMUNICATIONS, INC.

Dated: April 15, 2010	By:	/s/ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Charles Rice	Dated: April 15, 2010
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

By:	/s/ David Olert	Dated: April 15, 2010
David Olert
Chief Financial Officer

By:	/s/ Jon deOng	Dated: April 15, 2010
Jon deOng
Chief Technology Officer and Director

By:	/s/ Joshua Touber	Dated: April 15, 2010
Joshua Touber
Director

By:	/s/ Robert Grden	Dated: April 15, 2010
Robert Grden
Director

By:	/s/ Douglas Benson	Dated: April 15, 2010
Douglas Benson
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

InterMetro Communications, Inc.

We have audited the accompanying consolidated balance sheets of InterMetro Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of  December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses of approximately $4,922,000 and $9,426,000 for the years ended December 31, 2009 and 2008, respectively; and as of December 31, 2009, the Company had a working capital deficit of approximately $21,484,000 and a total stockholders’ deficit of approximately $20,469,000.  The Company anticipates that it will not have sufficient cash flow to fund its operations in the near term and through fiscal 2010 without the completion of additional financing.

These factors, among others discussed below and in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Note 10 to the consolidated financial statements, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,550,000.  At December 31, 2009, the Company had borrowed $2,550,000.  These agreements include financial and other covenants that the Company needed to maintain at December 31, 2009 and subsequent.  The availability of loan amounts under the agreements, as amended, expires on April 30, 2010 and all amounts are due at that time.  The Company was not in compliance with the covenants as of December 31, 2009 and subsequent, and accordingly, Moriah can call the loan immediately payable at any time.

As discussed in Note 6 to the consolidated financial statements, the Company is in default under its secured notes including $875,000 and $500,000 due to related parties at December 31, 2009 and 2008, respectively.  Under the terms of the notes, upon an event of default, the note holders have the right to, among other things, demand immediate payment or take possession of all assets of the Company.  The Company has not received notice from the note holders that they will take such actions; however, there can be no assurance that they will not exercise their rights.  The Company and the note holders are currently in discussions to waive the current defaults.

As discussed in Note 11 to the consolidated financial statements, the Company is in disputes with some of its key vendors and has breached a settlement agreement it reached with a vendor in April 2008.  If the Company is unable to reach settlements with its vendors for the disputed amounts, the vendors may discontinue service, which may have a material adverse affect on the Company’s operations.

The Company has other significant contingencies such as lawsuits that are discussed in Note 11 to the consolidated financial statements.

The matters detailed in the preceding paragraphs, individually or in the aggregate, could have material adverse consequences, including a cessation of operations, to the Company at any time.

GUMBINER SAVETT INC.

Santa Monica, California
April 15, 2010

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2009	2008
ASSETS
Cash	$99	$171
Accounts receivable, net of allowance for doubtful accounts of $423 and $125 at December 31, 2009 and 2008	2,564	2,333
Deposits	125	150
Other current assets	127	101
Total current assets	2,915	2,755
Property and equipment, net	67	377
Goodwill	900	900
Other intangible assets	46	82
Other long-term assets	2	36
Total Assets	$3,930	$4,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable, trade, net of disputed amounts of $3,471 in 2009 and $3,402 in 2008	$13,755	$10,395
Accrued expenses, $1,473 and $1,488 in default at December 31, 2009 and 2008, respectively	3,924	4,049
Bank overdraft	177	562
Deferred revenues and customer deposits	420	602
Borrowings under line of credit facilities net of debt discount of $29 and $487 in 2009 and 2008, in default	2,718	2,112
Amount due to former ATI shareholder (in default)	75	75
Note payable to equipment leasing vendor	225	—
Capital lease obligations	—	133
Advances from related parties	—	310
Secured promissory notes, including $875 and $500 from related parties, net of debt discount of $5 and $392, and $1,920 in default at December 31, 2009 and 2008, respectively	2,379	1,528
Liability for common stock put feature	288	—
Liability for warrant put feature	438	250
Total current liabilities	24,399	20,016

Liability for warrant put feature	—	78
Total liabilities	24,399	20,094

Commitments and contingencies (Note 11)

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 25,000 shares issued and outstanding at December 31, 2009	—	—
Common stock — $0.001 par value;150,000,000 shares authorized; 71,365,354 and 65,643,901 shares issued and outstanding at December 31, 2009 and 2008, respectively	71	66
Additional paid-in capital	28,725	28,333
Accumulated deficit	(49,265)	(44,343)
Total stockholders’ deficit	(20,469)	(15,944)
Total Liabilities and Stockholders’ Deficit	$3,930	$4,150
The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except par value)

	Year Ended December 31,
	2009	2008

Net revenues	$22,324	$25,131
Network costs	17,120	22,912
Gross profit	5,204	2,219
Operating expenses
Sales and marketing (includes stock based compensation of $43 and $44 for the years ended December 31, 2009 and 2008, respectively)	2,183	1,739
General and administrative (includes stock based compensation of $152 and $203 for the years ended December 31, 2009 and 2008, respectively)	5,090	5,887
Impairment of goodwill	—	1,511
Total operating expenses	7,273	9,137
Operating loss	(2,069)	(6,918)
Interest expense, net (includes amortization of debt discount of $1,396 and $1,025 for the years ended December 31, 2009 and 2008, respectively)	2,979	2,600
Gain on forgiveness of debt	(126)	(92)
Net loss	$(4,922)	$(9,426)
Basic and diluted net loss per common share	$(0.07)	$(0.16)
Shares used to calculate basic and diluted net loss per common share	68,327	60,517

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Based Compensation	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2007	—	$—	59,575,194	$60	$25,807	$(167)	$(34,917)	$(9,217)
Reclassification of deferred stock-based compensation	—	—	—	—	(167)	167	—	—
Amortization of stock-based compensation	—	—	—	—	247	—	—	247
Warrant issuance	—	—	—	—	1,575	—	—	1,575
Cashless warrants exercise relating to equipment purchase	—	—	635,612	1	165	—	—	166
Stock issuance for consulting services	—	—	200,000		100	—	—	100
Stock issued for acquisition related earn-out	—	—	4,089,930	4	607	—	—	611
Stock issued on cashless exercise of stock options	—	—	1,143,165	1	(1)	—	—	—
Net loss for the year ended December 31, 2008	—	—	—	—	—	—	(9,426)	(9,426)
Balance at December 31, 2008	—	—	65,643,901	66	28,333	—	(44,343)	(15,944)
Amortization of stock-based compensation	—	—	—	—	195	—	—	195
Issuance of preferred stock	25,000		—	—	25	—	—	25
Warrant issuance	—	—	—	—	75	—	—	75
Cashless warrants exercise relating to secured promissory notes	—	—	5,227,500	5	(5)	—	—	—
Warrant exercise	—	—	263,953	—	18	—	—	18
Reclassification of warrants put liability to equity	—	—	—	—	78	—	—	78
Stock issued to vendors for debt	—	—	200,000	—	5	—	—	5
Stock issued to consultant	—	—	30,000	—	1	—	—	1
Net loss for the year ended December 31, 2009			—	—	—	—	(4,922)	(4,922)
Balance at December 31, 2009	25,000	$—	71,365,354	$71	$28,725	$—	$(49,265)	$(20,469)

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	2009	2008
Cash flows from operating activities:
Net loss	$(4,922)	$(9,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	346	635
Stock based compensation	195	247
Amortization of debt discount	1,396	1,025
Impaired goodwill write-off	—	1,511
Stock issuance for consulting services	—	100
Provision for bad debt	318	220
Gain on forgiveness of debt	(126)	(92)
(Increase) decrease in operating assets:
Accounts receivable	(549)	(678)
Deposits	—	30
Other current assets	(26)	232
Increase (decrease) in operating liabilities:
Accounts payable, trade	3,743	1,470
Accrued expenses	(125)	789
Deferred revenues and customer deposits	(182)	16
Net cash provided by (used in) operating activities	68	(3,921)

Cash flows from investing activities:
Purchase of property and equipment	—	(39)

Cash flows from financing activities:
Proceeds from secured notes including $65 and $170 from related parties in 2009 and 2008, respectively	153	1,320
Proceeds from issuance of preferred stock	25	—
Proceeds upon exercise of warrants	18	—
Borrowings from related party loans	—	310
Payment of amounts due to related party	—	(140)
Bank overdraft	(385)	98
Proceeds from line of credit	150	2,408
Principal payments on note payable	(101)	(142)
Net cash (used in) provided by financing activities	(140)	3,854

Net decrease in cash	(72)	(106)
Cash at beginning of year	171	277
Cash at end of year	$99	$171

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — Nature of Operations and Summary of Significant Accounting Policies

Company Background - InterMetro Communications, Inc., (hereinafter, “InterMetro” or the “Company”) is a Nevada corporation which, through its wholly owned subsidiary, InterMetro Communications, Inc. (Delaware) (hereinafter, “InterMetro Delaware”), is engaged in the business of providing voice over Internet Protocol (“VoIP”) communications services. The Company owns and operates state-of-the-art VoIP switching equipment and network facilities that are utilized to provide traditional phone companies, wireless phone companies, calling card companies and marketers of calling cards with wholesale voice and data services, and voice-enabled application services. The Company’s customers pay the Company for minutes of utilization or bandwidth utilization on its national voice and data network and the Company’s calling card marketing customers pay per calling card sold. The Company’s headquarters is located in Simi Valley, California.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company incurred net losses of $4,922,000 and $9,426,000 for the years ended December 31, 2009 and 2008, respectively.  In addition, the Company had total shareholders’ deficit of $20,469,000 and a working capital deficit of $21,484,000 as of December 31, 2009.  The Company anticipates it will not have sufficient cash flows to fund its operations in the near term and through fiscal 2010 without the completion of additional financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 10, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,550,000.  At December 31, 2009, the Company had borrowed $2,550,000.  These agreements include financial and other covenants that the Company needed to maintain at December 31, 2009.  The availability of loan amounts under the agreements expires on April 30, 2010 and all amounts are due at that time.  The Company was not in compliance with certain covenants as of December 31, 2009, and accordingly, Moriah can call the loan due at any time.  The Company has other significant matters of importance, including: other contingencies such as vendor disputes and lawsuits discussed in Note 11, and covenant defaults on the secured notes as discussed in Note 6 that could cause an acceleration of those amount due.  There can be no assurance that the Company will be successful in causing the defaults to be waived. These matters and lawsuits discussed in Note 11, individually or in the aggregate, could have material adverse consequences to the Company’s operations and financial condition at any time.

Management believes that the recent losses are primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base, in order for the Company to become profitable. The Company continues to require outside financing until such time as it can achieve positive cash flow from operations.   In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 and an additional $462,500 from November 2008 to February 2009 pursuant to the sale of secured notes with individual investors for general working capital. The terms of the secured notes are 18 months maturity (beginning in February 28, 2010 and July 15, 2010 for the short-term loan and security agreement) with an interest rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million. The $462,500 of secured notes were due February 28, 2010 and discussions are in progress with individual investors regarding terms for extension of the maturity date of those notes.   In addition, the Company entered into a revolving credit agreement pursuant to which it could access funds up to $2,550,000 through April 30, 2010 (see Note 10).  There can be no assurance that the Company will be successful in completing any required financings or that it will continue to expand its revenue.  Should the Company be unsuccessful in this financing attempt or other financings, material adverse consequences to the Company could occur such as cessation of operations.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will be required to obtain other financing during the next twelve months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. The Company is working through a debt and obligations restructuring plan which includes negotiations with certain vendors that may result in the issuance of shares of the Company’s common stock and/or extended installment payments as consideration for reduction of some of the outstanding obligations.  As part of this plan, the Company is working with existing shareholders and potential new investors on a modest round of equity-based financing available to accredited investors that is contingent upon a series of successful debt reduction negotiations. The Company has developed this plan regarding proposed debt to equity conversions and use of proceeds for the potential infusion of capital which is being disseminated among the Company’s shareholders and other prospective investors. Management is working with its vendors in order to secure the continued extension of the credit required to operate until such time that management’s working capital plan can be executed. Management believes that, though cash flows from operations may fund current operations, the debt conversions and additional infusion of capital presently being pursued are integral to management’s plan to retire past due obligations and be positioned for continued operations.  No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Should the Company be unsuccessful in this financing attempt, material adverse consequences to the Company could occur such as cessation of operations.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

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

Revenue Recognition - VoIP services are recognized as revenue when services are provided primarily based on usage. Revenues derived from sales of calling cards through retail distribution partners are deferred upon sale of the cards. These deferred revenues are recognized as revenue generally at the time card minutes are expended. The Company has revenue sharing agreements based on successful collections.  The company recognizes revenue from these customers at time of invoicing based on the history of collections with such customers. The Company recognizes revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection is reasonably assured. Deferred revenue consists of fees received or billed in advance of the delivery of the services or services performed in which collection is not reasonably assured. This revenue is recognized when the services are provided and no significant Company obligations remain. The Company assesses the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. Generally, the Company does not request collateral from customers. If the Company determines that collection of revenues are not reasonably assured, amounts are deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts periodically. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.  Bad debt expense during 2009 and 2008 amounted to $318,000 and $220,000, respectively.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs - The Company expenses advertising costs as incurred. Advertising costs were included in sales and marketing expenses and were $3,000 and $5,000 for the years ended December 31, 2009 and 2008, respectively.

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

Impairment of Long-Lived Assets - The Company assesses impairment of its other long-lived assets in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment”.  An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include:

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At December 31, 2009, management does not believe there is any impairment in the value of Goodwill.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vendor Disputes - The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.

Stock-Based Compensation - The Company has adopted FASB ASC 718 “Compensation – Stock Compensation”.   The Company is applying the “modified prospective transition method” under which it continues to account for nonvested equity awards outstanding at the date of adoption of FASB ASC 718 in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB 25 in future periods to equity awards outstanding at the date it adopted FASB ASC 718, unless the options are modified or amended.

For grants to employees under the 2004 plan and 2007 plan in the year ended December 31, 2008, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.  Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant any options during the year ended December 31, 2009.  The assumptions used to value these employee options granted during the year ended December 31, 2008 were as follows:

Risk-free interest rate	1.9%
Expected lives (in years)	2.8
Dividend yield	0%
Expected volatility	71%
Forfeiture rate	0%

Reclassifications – Certain items in the prior year financial statement have been reclassified to confirm to current year presentation.

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

The Company had one customer that accounted for 10.5 % of net revenue for the year ended December 31, 2009.

The Company had an accounts receivable balance from three customers that accounted for 64% and one that accounted for 21% of total accounts receivable at December 31, 2009 and 2008, respectively.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment and Geographic Information - The Company operates in one principal business segment primarily in the United States. All of the operating results and identified assets are located in the United States.

Basic and Diluted Net Loss per Common Share - Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss for all periods presented, the conversion of promissory notes and the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive.  As of December 31, 2009, there were no anti-dilutive shares.

Recently Adopted Accounting Pronouncements - In May 2009, FASB issued FASB ASC 855 “Subsequent Events”.  FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  FASB ASC 855 also sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Company adopted FASB ASC 855 on June 30, 2009.  Accordingly, subsequent events have been evaluated through April 15, 2010.

In June 2009, FASB issued FASB ASC 105 “Generally Accepted Accounting Principles”. FASB ASC 105 establishes the “FASB Accounting Standards Codification, (“Codification”) which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature which is not grandfathered or not included in the Codification will no longer be authoritative. Once the Codification is in effect, all of its content will carry the same level of authority. FASB ASC 105 will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of FASB ASC 105 on December 31, 2009 did not have any impact on the Company’s financial statement presentation or disclosures other than the manner in which new accounting guidance is referenced.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of its common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a $150,000 two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000.  These amounts were payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition closing date. As of December 31, 2009 and 2008, $75,000 remained unpaid to the former selling shareholder. The fair value of the shares issued was based on the guaranteed price of $4.87 per share.  The number of shares of common stock consideration paid to the selling shareholder of ATI was subject to an adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock did not reach a minimum price of $4.87 per share during the two years following the closing date.   The selling shareholder of ATI was also entitled to contingent consideration of common shares and cash during the two succeeding years from the acquisition date upon meeting certain performance targets tied to revenue and profitability.  In December 2008, the Company issued 4,089,930 shares of common stock, with a fair value of $611,043, as full payment of the contingent consideration During the third quarter of 2009, the President of ATI departed from the Company.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has developed an integration plan for utilizing the Company’s network to carry the ATI customer traffic. The execution of this plan will result in a significant cost savings that was used in the present value of net cash flows analysis that supports the carrying value of ATI Goodwill.

3 — Other Current Assets

The following is a summary of the Company’s other current assets (in thousands):

	December 31,
	2009	2008

Employee advances	$47	$40
Prepaid expenses	80	61
Other current assets	$127	$101

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	December 31,
	2009	2008

Telecommunications equipment	$3,257	$3,257
Computer equipment	174	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,624	3,624
Less: accumulated depreciation and amortization	(3,557)	(3,247)
Property and equipment, net	$67	$377

Depreciation expense included in network costs was $297,000 and $575,000 for the years ended December 31, 2009 and 2008, respectively. Depreciation and amortization expense included in general and administrative expenses were $13,000 and $24,000 for the years ended December 31, 2009 and 2008, respectively.

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company may obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its operations. Payment for these assets is based on the actual underlying traffic utilized by each piece of equipment, plus the issuance of a warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share. For certain assets that may be purchased under this agreement, the Company has an option to issue a predetermined warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share as full payment.  In March 2008, through an addendum to the agreement, the vendor exercised 635,612 of its warrants with a cash exercise value of $165,936 in a cashless exchange for a $258,304 reduction in payables due to the vendor resulting in a $92,369 gain on forgiveness of debt.  At December 31, 2009, the Company had purchased telecommunications equipment under this agreement totaling $1,439,000, of which $371,000 and $386,000 remain to be paid at December 31, 2009 and 2008, respectively.  In January 2010, the Company executed a modification to the agreement that set the total amount due to be $249,500 and established a payment schedule. As part of the modification, the vendor was awarded 200,000 warrants with a strike price of $0.01.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2006, the Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. Payments were scheduled to be based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments. As of December 31, 2008, the Company had purchased VoIP equipment under this agreement totaling $691,000.  The value of the equipment was based on the present value of future scheduled payments.  At December 31, 2009, the Company has accrued $1,096,000 due to Cantata, which is equal to the undiscounted future scheduled payments.  The difference between the undiscounted future payments and the purchase price has been recorded to interest expense.  The Company was previously sued by Cantata for breach of contract and lack of payment and the lawsuit was settled in January 2010.  The settlement amount is $500,000. The settlement contains a long-term payment plan and is subject to timely payments by the Company.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	December 31,
	2009	2008

Amounts due under equipment agreements, including interest (in default)	$1,473	$1,488
Commissions, network costs and other general accruals	900	1,498
Deferred payroll and other payroll related liabilities	565	503
Interest due on convertible promissory notes and other debt	752	297
Payments due to third party providers	234	263
Accrued expenses	$3,924	$4,049

6 — Secured Promissory Notes and Advances

In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.   During the twelve months ended December 31, 2008, the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors for a total of $1,920,000 and the Company may continue to sell similar secured notes up to a maximum offering of $3 million.  The secured notes mature 13 to 18 months after issuance and bear interest at a rate of 13% per annum due at the maturity date. The notes contained an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note that is due on the date the Company makes its first prepayment or the maturity date. The Company accrued $132,000 related to these fees and recorded related interest expense of $126,000 during the twelve months ended December 31, 2009. The holder of each note has the right upon the occurrence of a financing equal to or greater than $10 million, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into either securities sold in the financing at the price sold or common stock by dividing the conversion amount by $1.00.  The secured notes are collateralized by substantially all of the assets of the Company.  On July 15, 2009, the Company entered into an Extension Agreement (“July Agreement”) with the advance lenders.  Per the July Agreement, the maturity date of the loans was extended from July 15, 2009 to July 15, 2010. The notes continue to accrued interest at 13% per annum.  In connection with the extension, 1,920,000 warrants, one warrant per dollar invested were issued.  The warrants were valued at $5,000 at date of grant using the Black-Scholes valuation model.  The July Agreement also lowered the conversion price of the note from $1.00 to $0.50 per share of the Company’s common stock.  If the Company obtains new investment capital or financing totaling $5 million prior to July 15, 2010, a portion of the proceeds must be used to pay any accrued interest on the notes. Furthermore, the term of 1,200,000 previously issued outstanding warrants was extended by one additional year to expire on February 1, 2015.

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

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

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

In regards to the Reference Payment and Second Reference Payment, the Company exercised its right to make the payments by issuing Common Stock in lieu of cash and 3,840,000 shares of Common Stock have been issued as payment.  These shares represent the maximum shares allowed to be issued in connection with the notes, therefore, the warrants have in effect been exercised for Common Stock at $0.01, the market price at the date of issuance.

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

Upon the closing of the sale of the secured notes and grant of the warrants on January 16, 2008, the Company accounted for the transaction in accordance with the provisions of FASB ASC 470-50 “Modifications and Extinguishments”.  Management determined that the present value of the cash flows under the terms of the new debt instrument were at least 10% different from the present value of the remaining cash flows under the terms of the original instrument, resulting in a debt modification.  Due to the substantial modification of terms, the Company accounted for the transaction as a debt extinguishment.  As a result, the original $600,000 recorded as of December 31, 2007 was extinguished on January 16, 2008 and the new notes were recorded.

The Company allocated the proceeds received between the notes and warrants in accordance with FASB ASC 470-20, “Debt with Conversion and Other Options”.”  The Company engaged an independent third party to perform the valuation of the warrants on the respective issuance dates for warrants issued during the three months ended March 31, 2008 and used the valuation for the warrants issued January 16, 2008 to determine the value of warrants issued in the three months ended June 30, 2008.  Rather than re-engaging an independent third party to perform new valuations at the April 30, 2008 and June 16, 2008 warrant issuance dates, the Company determined that the closing stock price of $0.25 at January 16, 2008 along with all other assumptions used for the January 16, 2008 warrant valuation were materially representative of the assumptions and resultant valuations that would be used for the warrant issuances in the three month period ending June 30, 2008.  On this basis, the value associated with all the warrants totaled $975,000 and was recorded as an offset to the principal balance of the secured notes and is being amortized into interest expense using the effective interest method.

The Initial Warrants also contain a put feature (not included in the Additional Warrants), which gives the holder the option to put the warrant back to the Company for $0.15 per share. The holder can exercise its put option after the maturity date and has the ability to do so for one year. In addition, if the Company pays stock out for the warrants at the maturity date, the holder would have the right to put the common stock issued back to the Company for $0.15 per share. In both instances, the Company has determined that the put option associated with the Initial Warrants causes the instrument to contain a net cash settlement feature. As a result, in accordance FASB ASC 480 “Distinguishing Liabilities from Equity”, the put option in the Initial Warrants requires liability treatment.  Additionally, in accordance with FASB ASC 815 “Derivatives and Hedging”, the Company will continue to report the fair value of the put option until either the liability is paid or the option is expired. Any changes in the fair value of the put liability will be recorded as a gain or loss.  A put warrant liability of $78,000 was originally recorded related to the Initial Warrants using the same valuation methodology as described in detail in the preceding paragraph in regards to the warrant valuation for the twelve months ended December 31, 2008.  Also in connection with the issuance and deemed issuance of stock for warrants, the Company reclassified to equity the original $78,000 put liability related to the warrants and recorded a new $288,000 put liability and debt discount for the $0.15 put price of the 1,920,000 Initial Warrants.   The Company recognized $288,000 of interest expense from the amortization of this debt discount in the twelve months ended December 31, 2009.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrants and put feature associated with the $1,920,000 promissory notes from the period ended December 31, 2008 were valued using the Black-Scholes formula.

In November and December 2008, two related party secured note holders advanced an additional $310,000 and during the twelve months ended December 31, 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum.  On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement (“June Agreement”) with the advance lenders.  Per the June Agreement, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010. The notes continue to accrued interest at 13% per annum.  In connection with the extension, 925,000 initial warrants, two warrants per dollar invested  and 462,500 additional warrants, one warrant per dollar invested  (collectively, the “Warrants”) were issued.  The warrants were valued at $5,000 at date of grant using the Black-Scholes valuation model.  The Company is engaged in discussion with these note holders in regards to further extension of the maturity date of the loans and the holders have orally agreed to extend the due date.

 As was the case for the January 16, 2008 secured promissory note warrants discussed in detail in the preceding paragraphs, the provisions of the Warrants included reference payments.  The Company elected to make the reference payments by offering one share of common stock per warrant, or 1,387,500 shares of common stock.

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $687,000 (including additional expense related to fully amortizing the original debt discount) and $583,000 for the twelve months ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, the net amount of the notes was $2,379,000.

At December 31, 2009, the Company was in default of certain covenants contained within the secured notes and short term loan and security agreements. Though these secured notes are not yet due, they are in ‘technical default’ as the Company is not in compliance with certain covenants related to indebtedness to vendors.  The Company is in the process of negotiating with these vendors in regards to said past due balances.    The Company and note holders are working constructively and ‘notice of default’ and ‘cure period’ processes have thus far not been invoked.

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

In November, 2009, the Company issued 25,000 shares of Series A Preferred stock at $1.00 per share to a stockholder and secured note holder.

8 — Common Stock

As of December 31, 2009, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000, of which 71,365,354 shares were issued and outstanding.

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

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Private Placement of Securities – During 2009, the Company issued 230,000 stares of its common stock pursuant to stock purchase agreements with various vendors for services previously rendered.  These stock issuances had a fair market value at date of issuance of $6,000.

9 — Stock Options and Warrants

2004 Stock Option Plan - Effective January 1, 2004, the Company’s Board of Directors adopted the 2004 Stock Option Plan for Directors, Officers, and Employees of and Consultants to InterMetro Communications, Inc. (the “2004 Plan”).  A total of 5,730,222 shares of the Company’s common stock had been reserved for issuance at December 31, 2009 and  2008. Upon shareholder ratification of the 2004 Plan pursuant to the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 6, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

As of  December 31, 2009, the Company has granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in September 2007 and an additional 523,734 expired during the year ended December 31, 2008.  In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  Of the remaining, 2,772,670 vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

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

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2009, there were no grants under the 2007 Plan   For the year ended December 31, 2008, the Company granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors, 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years and expiring 5 years from date of grant.  As of December 31, 2009, none of the Company’s outstanding stock options under the 2007 Plan have been exercised.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the years ended December 31, 2008 and 2009:

	Number of Shares	Price per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	7,756,742		$—	$0.18	7.56	$821,508
Granted (weighted average fair value of $.005 per share)	600,000		0.25	0.25
Exercised	(1,232,320)		—	0.04		$135,847
Forfeited/expired	(523,734)		—	0.04

Options outstanding at December 31, 2008	6,600,688			0.21	7.16	$0.0
Granted	—		—	—
Exercised	—		—	—
Forfeited/expired	—		—	—

Options outstanding at December 31, 2009	6,600,688			0.21	6.16	$0.0

Options vested and expected to vest in the future at December 31, 2009	6,600,688			0.21	6.16	$0.0

Options exercisable at December 31, 2009	6,061,015	$		$0.21	6.02	$0.0

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the year ended December 31, 2009 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.  This amount changes based on the fair market value of the Company’s stock.  As of December 31, 2009, there remain 8,932,170 shares available for grant.

Additional information with respect to the outstanding options at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.04	1,478,748	4.00	$0.04	1,478,748	$0.04
0.04	154,039	4.25	0.04	154,039	0.04
0.04	431,307	4.50	0.04	431,307	0.04
0.04	123,231	5.00	0.04	123,231	0.04
0.22	277,269	5.75	0.22	277,269	0.22
0.25	2,950,000	7.75	0.25	2,411,251	0.25
0.27	338,884	5.75	0.27	338,884	0.27
0.41	643,880	6.00	0.41	643,880	0.41
0.81	110,907	6.00	0.81	109,983	0.81
0.97	92,423	6.25	0.97	92,423	0.97
	6,600,688			6,061,015

For option grants during the years ended December 31, 2008 the compensation cost was determined based on the fair value of the options, and is being recognized over the applicable vesting.

As of December 31, 2009, there was $16,000 of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans. The cost is expected to be recognized over a weighted average period of one year.

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

 In April 30, 2008, the Company negotiated a revolving line of credit, which, as amended in September 2008, November 2008 and May 2009, allows the company to borrow up to $2.55million.  Warrants to purchase 7,000,000 shares of the Company’s common stock at an exercise price ranging from $0.01 to $0.05 per share.  See Note 10 for a detail of the warrants issued in connection with this credit facility.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 — Credit Facilities

ATI Bank Lines of Credit – ATI has two $100,000 lines of credit.  The line of credit with Bank of America has an interest rate of 7.13% per annum.  The line of credit with Wells Fargo Bank has an interest rate of 6.25 % per annum.   The lines of credit are personally guaranteed by the former stockholder of ATI. Borrowings under these lines of credit amounted to approximately $197,000 at December 31, 2009.

Revolving Credit Facility - The Company entered into agreements (the “Agreements”), effective as of April 30, 2008 (the “Closing Date”), with Moriah Capital, L.P. (“Moriah”), pursuant to which the Company could borrow up to $2,400,000 per Amendments No. 1, No. 2 and No. 3 to the Agreements and then was increased to $2,575,000 per an overadvance in Amendment No. 4. (the “Amendments), $25,000 of the overadvance was due and payable on July 31, 2009 and was paid in November, 2009.

Pursuant to the Agreements, the Company was permitted to borrow an amount not to exceed 80% of its eligible accounts (as defined in the Agreements), net of all discounts, allowances and credits given or claimed. Pursuant to the Amendments, from September 10, 2008 through November 4, 2008 this borrowing base increased to 110% of eligible accounts, from November 5, 2008 through December 15, 2008 increased to 135% of eligible accounts, from December 16, 2008 to January 15, 2009 decreased to 120% of eligible accounts, from January 16, 2009 through May 1, 2009 decreased to 110% of the eligible accounts, from May 1, 2009 to July 31, 2009 increased to 120% of eligible accounts, from August 1, 2009 to September 30, 2009 decreases to 100% and thereafter decreases to 85%.  The Company's obligations under the loans are secured by all of the assets of the Company, including but not limited to accounts receivable; provided, however, that Moriah’s lien on the collateral other than accounts receivable (as such terms are defined in the Agreements) are subject to the prior lien of the holders of the Company’s outstanding secured notes.  The Agreements include covenants that the Company must maintain including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities. The Company is not in compliance with those covenants at December 31, 2009.  Also per the Amendments, the term of the agreements has been extended from April 30, 2009 to January 31, 2010.  In March 2010, effective as of January 31, 2010, the Company entered into Amendment No. 5 that extended the term from January 31, 2010 to April 30, 2010.  The Company is engaged in discussions with prospective lenders to replace the Moriah facility.

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

As part of the original transaction, Moriah received warrants to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $1.00 which expire on April 30, 2015.  As part of the Amendments No.1 and No. 2, Moriah received warrants to purchase an additional 1,000,000 and 3,000,000 shares, respectively, of the Company’s common stock under the same terms as the original 2,000,000 warrants.   The Company accounts for the issuance of detachable stock purchase warrants in accordance with FASB ASC 470-20 “Debt With Conversion and Other Options”, whereby it separately measures the fair value of the debt and the detachable warrants, and in the case of detachable warrants with put features to the Company for cash, it also values the put feature as a separate component of the detachable warrant, and allocates the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrant and put feature for cash, which are accounted for as paid-in capital and a liability, respectively, is amortized over the estimated life of the debt.   The warrants were valued using the Black-Scholes option-pricing model using the assumptions noted in the table below.  The value associated with the 6,000,000 warrants was $928,000 and was recorded as an offset to the principal balance of the revolving credit facility and is being amortized on a straight-line basis over the term of the Agreement.  As discussed below, the put option liability was $250,000 and the $678,000 difference was credited to Additional Paid in Capital.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to Amendment No. 4 dated May 22, 2009, effective as of April 30, 2009, Moriah received 1,000,000 seven year warrants with an exercise price of $0.01. The warrants were valued using the Black-Scholes option-pricing model using assumptions in the table below.  The value associated with the 1,000,000 warrants was $45,000 and was recorded as an offset to the principal balance of the revolving credit facility and is being amortized on a straight-line basis over the term of the Agreement.  The put option liability was increased to $437,500 and the $187,500 increase in the liability was recorded as an offset to the principal balance of the revolving credit facility and is being amortized on a straight-line basis over the term of the Agreement.  In addition, Amendment No. 4 reduced the exercise price per share of the previous 6,000,000 warrants from $1.00 to $0.25.  As a result of re-pricing, incremental cost of $19,000 was recorded as debt discount, of this an amount of $16,600 was amortized during the year ended December 31 2009.

Pursuant to Amendment No. 5, Moriah received 2,000,000 seven year warrants with an exercise price of $0.01.  The warrants have been valued using the Black-Scholes option-pricing model.  The value associated with the 2,000,000 warrants is $20,400 and will be amortized on a straight-line basis over the term of the agreement. Also pursuant to Amendment No.5, the previously issues 6,000,000 warrants have been be restated with the exercise price reduced to $0.05 from $0.25 thereby resulting in an incremental cost of $8,400 to be amortized through the extended due date of the related revolving credit facility.  In addition, pursuant to Amendment No. 5 the interest rate for the facility is increased from 10% to 11%.

The expense recognized by the Company in the twelve months ended December 31, 2009 and 2008 from the amortization of the debt discount was $709,000 and $442,000 respectively.  The Company calculated the fair value of the warrants using the following assumptions:

	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2009
Risk-free interest rate	2.63%	2.42%	1.63%	0.9%
Expected lives (in years)	3.5 years	3.5 years	3.5 years	3.5 years
Dividend yield	0%	0%	0%	0%
Expected volatility	74.0%	74.0%	74.0%	86.0%
Forfeiture rate	0%	0%	0%	0%

The Company has also granted Moriah an option as part of the Agreements and Amendment pursuant to which Moriah can sell the warrants back to the Company for $437,500 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or January 31, 2010. The Company has determined that the put option associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity,” the put option requires liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $437,500 as of December 31, 2009.

11 — Commitments and Contingencies

In March 2009, the Company entered into a Loan and Security agreement for all equipment under capital lease.  At December 31, 2009 there are payments of $23,727 remaining under this agreement.

Facility Lease – The Company leases its facilities under a non-cancelable operating lease that expired on June 30, 2009 at an annual expense of approximately $314,000. At December 31, 2009, the Company was renting it facilities on a month to month basis with no lease commitment. In April 2010, the Company negotiated a new one-year operating lease with an annual expense of approximately $168,000.  Rent expense for the Company’s facilities for the years ended December 31, 2009 and 2008 was $297,000 and 314,000, respectively.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with vendors and other companies that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of December 31, 2009, there were approximately $3.5 million of disputed payables. The Company is in discussion with the significant vendors, or companies that have sent invoices, regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlements would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on FASB ASC 450 “Contingencies.”

A Local Exchange Carrier – In April 2008, the Company entered into a settlement agreement with a significant provider of network services to the Company.  The settlement agreement included a payment arrangement for past due amounts of approximately $3.0 million with full repayment due prior to December 31, 2008.  The settlement agreement also provided a separate credit to the Company of approximately $1.4 million for past disputes.  As of December 31, 2009, the Company was not in compliance with the payment terms of the agreement and, therefore, was at risk of losing the $1.4 million credit and service termination. The Company currently owes $3.35 million, net of the $1.4 million credit.  The Company has received notice of default, dated August 12, 2009, threatening, among other things, a rescission of the $1.4 million credit.  The Company began negotiations towards a new business relationship and new agreement that is not currently formalized.  The resulting potential collection proceedings may have a material adverse impact on the Company’s operating results and financial condition.  Management believes that it will be successful in retaining the $1.4 million credit.

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

The Company has received notices from regulatory and taxing authorities in 27 states regarding its failure to file certain documents including but not limited to annual reports, articles of incorporation, and foreign corporation status.  Additionally, the Company is in discussions with state-level regulatory and taxing authorities regarding amounts that may are due to some of them including minimum corporate taxes, registered corporation fees, sales and use taxes, as well as penalties and interest.  The majority of these matters pertain to the Company’s wholly-owned subsidiary ATI, and the amounts at issue in most states are de minimis and have been reserved.  The Company has provided documentation to the various state authorities in connection with these inquiries and is actively cooperating with their investigations.

Legal Proceedings –  On January 15, 2008, a telecommunications carrier filed a lawsuit against the Company asserting unpaid invoices.  The carrier is also one of the Company’s customers.  On January 13, 2009, the parties entered into a settlement agreement whereby the Company will credit the carrier’s account in the amount of $20,000 each month for 18 months against which the carrier’s use of the Company’s services will be charged, for a total credit of $360,000.  Included in accounts payable as of December 31, 2009, is $160,000.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Blue Casa Communication, Inc. –  On December 12, 2007, Blue Casa Communications, Inc. (“Blue Casa”) filed a complaint against the Company asserting various causes of action, including breach of contract, breach of implied contract and unjust enrichment.   Blue Casa claims that the Company owes Blue Casa payment of access charges in the amount of $300,000.  The Company denies that it owes Blue Casa payment of access charges.  The case was under stay until March 14, 2010.

Hypercube/KMC – On April 30, 2007, the Company initiated litigation against KMC Data, LLC and its affiliate Hypercube, LLC (collectively referred to herein as “KMC”), or (the “KMC Litigation”).  KMC, in turn, filed various counterclaims against the Company.  The KMC Litigation concerns the issue of whether or to what extent the Company is obligated to pay KMC fees related to the transmission and routing of wireless communications traffic, and if so, what rates would be appropriate.  As of December 31, 2009, there are approximately $1.2 million of charges that the Company disputes.  As of December 31, 2009, the Company has recorded the $1.2 million in accounts payable, with a corresponding offset to unresolved disputed amounts.  On August 6, 2007, the Court stayed the KMC Litigation pending referral of certain issues in the case to the Federal Communications Commission under the doctrine of primary jurisdiction.  The case is currently stayed.

  The Company cannot predict the outcome of these proceedings at this time or how long the Court’s stay will remain in place.  A ruling against the Company could have a material adverse impact on its operating results, financial condition and business performance.

The Company settled separate lawsuits with two former employees during the years ended December 31, 2009 and 2008 for an aggregate amount of $339,000.  The settlement amount is payable in monthly installments of approximately $13,000.  Included in accrued expense as of December 31, 2009 is $205,000 on account of these settlements.

An Interexchange Carrier – An interexchange carrier (IXC) asserts to the Company that it is owed approximately $906,000 in past due disputed and undisputed charges.  The carrier and the Company have been engaged in discussions to resolve these payment issues and have created a payment plan that will resolve the outstanding balance by the end of 2010. The carrier is also one of the Company’s customers

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  The Company has not made all of the payments claimed by the USAC in a timely manner, including payments owed pursuant to agreed upon payment plans with the Company.  The USAC has transferred some of these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred the unpaid amounts to the Department of the Treasury.  If the amounts are not resolved, they may then be transferred to the Department of Justice for collection action.  With each transfer, additional fees, surcharges and penalties are added to the amount due.  As of December 31, 2009, the Company has recorded $1.2 million in accounts payable in connection with the USF.  The Company is working with USAC and the FCC to resolve these amounts in a long term payment program. Failure to finalize the proposed payment plan would likely have a material adverse effect on the Company.

Payphone Service Providers (PSP) – On January 20, 2010 a group of 14 payphone providers filed a complaint against the Company for unjust business practices and related damages.  Under certain circumstance, payphone service providers (PSPs) are eligible for per call compensation to be paid by the IXC that terminates the call. This PSP group contends that the Company has not provided proper call detail records to allow the PSP parties to bill the ultimate responsible parties for their call, and as such, the Company should be responsible for the charges.  The Company refutes this position based, among other things, upon the fact that the Company has itself not received the proper data records for t the PSP parties to fulfill these requests. The parties are currently collaborating to resolve the matter.

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accounts payable is $182,000 at December  31, 2009 for unpaid amounts.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 — Income Taxes

At December 31, 2009, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $20.8 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

 The following is a summary of the Company’s deferred tax assets and liabilities (dollars in thousands):

	December 31,
	2009	2008

Current assets and liabilities:
Deferred revenue	$(187)	$20
Allowance for doubtful accounts	298	—
Accrued expenses	(110)	335
	1	355
Valuation allowance	(1)	(355)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$40	$31
Net operating loss carryforward	19,705	17,736
	19,745	17,767
Valuation allowance	(19,745)	(17,767)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Year Ended December 31,
	2009	2008

Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2009 and 2008.

The Company has adopted the provision of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions.  FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations.  At December 31, 2009, the Company had no unrecognized tax benefits.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of December 31, 2009, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America (“U.S.”) and files tax returns in the U.S. federal jurisdiction and California (or various) state jurisdiction (s). The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. The Company currently is not under examination by any tax authority.  The Company has not yet filed its federal and state tax returns for the year ended December 31, 2008 and 2009.

13 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (dollars in thousands):

	Year Ended December 31,
	2009	2008
Cash paid:
Interest	$395	$245

Non-cash information:
Issuance of common stock for cashless exercise of warrants.	$5	$6

Cancellation of debt due to loan modification	$—	$600

Fair value of debt discount (net of put liability of $288)	$361	$1,575

Note payable replacing equipment capital leases	$329	$—

Stock issued on cashless exercise of common stock purchase options	$—	$1

Reclassification of warrant put liability to equity	$78	$—

14 — Consulting Fee

Effective September 1, 2009, the Company entered into a consulting agreement with one of its board members to provide consulting services.  The Company was obligated to pay $6,250 per month plus out of pocket expenses for these services for the period September 1, 2009 to October 31, 2009 and $10,000 per month plus out of pocket expense thereafter.  The Company incurred consulting fees under this agreement in the amount of $34,654 for the year ended December 31, 2009.

15 — Subsequent Event

The following events have occurred since December 31, 2009:

During the first quarter of 2010, the Company entered into numerous payment plans with vendors for amounts less than the liability recorded in accounts payable and in exchange for the issuance of shares of the Company’s common stock.  The Company has evaluated subsequent events through April 15, 2010, the date which the consolidated financial statements were issued.