Form 10-Q
period 2010-03-31
InterMetro Communications, Inc.
filed 2010-05-24
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-51384

InterMetro Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0476779
(State of Incorporation)	(IRS Employer Identification No.)

2685 Park Center Drive, Building A,
Simi Valley, California 93065
(Address of Principal Executive Offices) (Zip Code)

(805) 433-8000
(Registrant’s Telephone Number,
0Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ❒ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated Filer ❒	Non-accelerated filer ❒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ❒ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of May 17, 2010 there were 72,901,723 shares outstanding of the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash	$179	$99
Accounts receivable, net of allowance for doubtful accounts of $444 and $423 at March 31, 2010 and December 31, 2009, respectively	3,462	2,564
Deposits	125	125
Other current assets	369	127
Total current assets	4,135	2,915
Property and equipment, net	80	67
Goodwill	900	900
Other intangible assets	36	46
Other long-term assets	2	2
Total Assets	$5,153	$3,930

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable net of dispute reserve of $3,160 and $3,471 at March 31, 2010 and December 31, 2009, respectively	$13,446	$13,755
Accrued expenses, $1,473 in default at December 31, 2009	2,548	3,924
Bank overdraft	295	177
Deferred revenues and customer deposits	337	420
Note payable to equipment leasing vendor	160	225
Borrowings under line of credit facilities net of debt discount of $8 and $29 at March 31, 2010 and December 31, 2009, respectively (in default)	2,740	2,718
Amount due to former ATI shareholder (in default)	75	75
Vendor settlements	1,753	—
Secured promissory notes, including $875 from related parties net of debt discount of $2 and $5 at March 31, 2010 and December 31, 2009, respectively (in default)	2,381	2,379
Liability for common stock put feature	288	288
Liability for warrant put feature	438	438
Total current liabilities	24,461	24,399

Commitments and contingencies (Note 11 )

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 25,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 72,196,672 and 71,365,354 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	72	71
Additional paid-in capital	28,769	28,725
Accumulated deficit	(48,149)	(49,265)
Total stockholders’ deficit	(19,308)	(20,469)
Total Liabilities and Stockholders’ Deficit	$5,153	$3,930

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenues	$5,919	$6,126
Network costs	4,077	4,682
Gross profit	1,842	1,444
Operating expenses
Sales and marketing (includes stock based compensation of $3 and $11 for the three months ended March 31, 2010 and 2009, respectively)	455	585
General and administrative (includes stock based compensation of $4 and $49 for the three months ended March 31, 2010 and 2009, respectively)	861	1,245
Total operating expenses	1,316	1,830
Operating income (loss)	526	(386)
Interest expense, net (includes stock-based charges of $44 and $834 for the three months ended March 31, 2010 and 2009, respectively)	462	1,246
Accounts payable write-off	(591)	—
Gain on forgiveness of debt	(461)	(25)

Net income (loss)	$1,116	$(1,607)
Basic and diluted net income (loss) per common share	$0.02	$(0.02)
Shares used to calculate basic and diluted net income (loss) per common share	71,402	67,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at January 1, 2010	25,000	—	71,365,354	$71	$28,725	$(49,265)	$(20,469)
Amortization of stock-based compensation	—	—	—	—	7	—	7
Warrant issuance	—	—	—	—	21	—	21
Restricted stock issued for debt	—	—	831,318	1	16	—	17
Net income for the three months ended March 31, 2010	—	—	—	—	—	1,116	1,116
Balance at March 31, 2010	25,000	—	72,196,672	$72	$28,769	$(48,149)	$(19,308)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,116	$(1,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16	102
Stock based compensation	7	60
Amortization of debt discount	44	834
Provision for doubtful accounts	21	25
Accounts payable write-off	(591)	—
Gain on forgiveness of debt	(461)	(25)
(Increase) decrease in assets:
Accounts receivable	(919)	(686)
Other current assets	(241)	(296)
Increase (decrease) in liabilities:
Accounts payable	980	826
Accrued expenses	158	1,071
Deferred revenues and customer deposits	(83)	20
Net cash provided by operating activities	47	324

Cash flows from investing activities:
Purchase of property and equipment	(20)	—

Cash flows from financing activities:
Proceeds from secured promissory notes, including $65 from related parties	—	152
Bank overdraft	118	(318)
Principal payments on note payable	(65)	—
Net cash provided by (used in) financing activities	53	(166)

Net increase in cash	80	158
Cash at beginning of period	99	171
Cash at end of period	$179	$329

The accompanying notes are an integral part of these condensed consolidated financial statements.

1
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

Basis of Presentation -  The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 which are included in Form 10-K filed by the Company on April 15, 2010.

Going Concern - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company is reporting net income of $1,116,000 for the three months ended March 31, 2010 but has a history of losses and incurred a net loss of $1,607,000 for the comparable three month period ended March 31, 2009.  In addition, the Company had total shareholders’ deficit of $19,308,000 and a working capital deficit of $20,326,000 as of March 31, 2010.  The Company anticipates it will not have sufficient cash flows to fund its operations in the near term and through fiscal 2010 without the completion of additional financing. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations, such as those discussed below, that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the company’s ability to continue as a going concern.

As discussed in Note 10, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,550,000.  At March 31, 2010, the Company had borrowed $2,550,000.  These agreements include financial and other covenants that the Company needed to maintain at March 31, 2010.  The availability of loan amounts under the agreements expired on April 30, 2010 and all amounts were due at that time.  The Company is presently engaged in discussions with Moriah regarding a three month extension of the agreement.  The Company was not in compliance with certain covenants as of March 31, 2010, and accordingly, Moriah can call the loan due at any time.  The Company has other significant matters of importance, including: contingencies such as vendor disputes and lawsuits discussed in Note 11, and covenant defaults on the secured notes as discussed in Note 7 that could cause an acceleration of those amount due.  There can be no assurance that the Company will be successful in causing the defaults to be waived. These matters and lawsuits discussed in Note 11, individually or in the aggregate, could have material adverse consequences to the Company’s operations and financial condition at any time.

Management believes that the recent losses are primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base, in order for the Company to continue to be profitable. The Company continues to require outside financing until such time as it can achieve positive cash flow from operations.   In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 and an additional $462,500 from November 2008 to February 2009 pursuant to the sale of secured notes with individual investors for general working capital. The terms of the secured notes are 18 months maturity (beginning in February 28, 2010 and July 15, 2010 for the short-term loan and security agreement) with an interest rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million. The $462,500 of secured notes were due February 28, 2010 and discussions are in progress with individual investors regarding terms for extension of the maturity date of those notes.   In addition, the Company entered into a revolving credit agreement pursuant to which it could access funds up to $2,550,000 through April 30, 2010 (see Note 10).  There can be no assurance that the Company will be successful negotiating these loans or in completing any required financings or that it will continue to expand its revenue.  Should the Company be unsuccessful in this financing attempt or other financings, material adverse consequences to the Company could occur such as cessation of operations.

The Company will be required to obtain other financing during the next nine months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. The Company is working through a debt and obligations restructuring plan which includes negotiations with certain vendors that resulted in the issuance of shares of the Company’s common stock and/or extended installment payments as consideration for reduction of some of the outstanding obligations.  As part of this plan, the Company is working with existing shareholders and potential new investors on a modest round of equity-based financing available to accredited investors that is contingent upon a series of successful debt reduction negotiations. The Company has developed this plan regarding proposed debt to equity conversions and use of proceeds for the potential infusion of capital which is being disseminated among the Company’s shareholders and other prospective investors. Management is working with its vendors in order to secure the continued extension of the credit required to operate until such time that management’s working capital plan can be executed. Management believes that, though cash flows from operations may fund current operations, the debt conversions and additional infusion of capital presently being pursued are integral to management’s plan to retire past due obligations and be positioned for continued operations.  No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Should the Company be unsuccessful in this financing attempt, material adverse consequences to the Company could occur such as cessation of operations.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders. (See Note 6 for further discussion of settlements and accounts payable write-offs.)

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.  An additional bad debt allowance of $21,000 was recorded in the three months ended March 31, 2010.

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

        Advertising Costs - The Company expenses advertising costs as incurred. There were no advertising costs included in sales and marketing expenses for the three months ended March 31, 2010 and 2009.

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At March 31, 2010, management does not believe there is any impairment in the value of Goodwill.

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

The Company had one customer which accounted for 39% of net revenue for the three months ended March 31, 2010 and one customer which accounted for 14% of net revenue for the three months ended March 31, 2009.

The Company had an accounts receivable balance from one customer that accounted for 50% and three customers that accounted for 64% of total accounts receivable at March 31, 2010 and December 31, 2009, respectively.

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

Basic and Diluted Net Income (Loss) per Common Share - Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. As none of the Company’s potential stock issuances had intrinsic value at March 31, 2010 they had no effect on the calculation of diluted net income per common share. Since the Company reported a net loss for the period ending March 31, 2009, the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements - In May 2009, FASB issued FASB ASC 855 “Subsequent Events”.  FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  FASB ASC 855 also sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Company adopted FASB ASC 855 on June 30, 2009.  Accordingly, subsequent events have been evaluated through May 24, 2010.

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

Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of its common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a $150,000 two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000.  These amounts were payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition closing date. As of March 31, 2010 and December 31, 2009, $75,000 remained unpaid to the former selling shareholder. The fair value of the shares issued was based on the guaranteed price of $4.87 per share.  The number of shares of common stock consideration paid to the selling shareholder of ATI was subject to an adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock did not reach a minimum price of $4.87 per share during the two years following the closing date.   The selling shareholder of ATI was also entitled to contingent consideration of common shares and cash during the two succeeding years from the acquisition date upon meeting certain performance targets tied to revenue and profitability.  In December 2008, the Company issued 4,089,930 shares of common stock, with a fair value of $611,043, as full payment of the contingent consideration.  During the third quarter of 2009, the President of ATI departed from the Company.

The Company has developed an integration plan for utilizing the Company’s network to carry the ATI customer traffic. The execution of this plan will result in a significant cost savings that was used in the present value of net cash flows analysis that supports the carrying value of ATI Goodwill.

3 — Other Current Assets

The following is a summary of the Company’s other current assets (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Employee advances	$47	$47
Prepaid expenses	322	80
Other current assets	$369	$127

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Telecommunications equipment	$3,277	$3,257
Computer equipment	174	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,644	3,624
Less: accumulated depreciation and amortization	(3,564)	(3,557)
Property and equipment, net	$80	$67

Depreciation expense included in network costs was $7,000 and $89,000 for the three months ended March 31, 2010 and 2009, respectively. Depreciation and amortization expense included in general and administrative expenses was $0 and $4,000 for the three months ended March 31, 2010 and 2009, respectively.

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company may obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its operations. Payment for these assets is based on the actual underlying traffic utilized by each piece of equipment, plus the issuance of a warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share. For certain assets that may be purchased under this agreement, the Company has an option to issue a predetermined warrant to purchase shares of the Company’s common stock at an exercise price of the Company’s most recent financing price per share as full payment.  In March 2008, through an addendum to the agreement, the vendor exercised 635,612 of its warrants with a cash exercise value of $165,936 in a cashless exchange for a $258,304 reduction in payables due to the vendor resulting in a $92,369 gain on forgiveness of debt.  At December 31, 2009, the Company had purchased telecommunications equipment under this agreement totaling $1,439,000, of which $371,000 remained to be paid at December 31, 2009.  In January 2010, the Company executed a modification to the agreement that set the total amount due to be $249,500 and established a payment schedule. As part of the modification, the vendor was awarded 200,000 warrants with a strike price of $0.01 and a fair value of $1,179 at the date of grant.

In May 2006, the Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. Payments were scheduled to be based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments.  At December 31, 2009, the Company had purchased $691,000 VoIP equipment under this agreement, the value of the equipment based on the present value of the future scheduled payments, and accrued $1,096,000 due to Cantata, which is equal to the undiscounted future scheduled payments.  The difference between the undiscounted future payments and the purchase price was recorded to interest expense.  The Company was previously sued by Cantata for breach of contract and lack of payment and the lawsuit was settled in January 2010.  The settlement amount is $500,000. The settlement contains a long-term payment plan and is subject to timely payments by the Company.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Amounts due under equipment agreements (in default)	$—	$1,473
Commissions, network costs and other general accruals	1,004	900
Deferred payroll and other payroll related liabilities	548	565
Interest due on convertible promissory notes and other debt	766	752
Payments due to third party providers	230	234
Accrued expenses	$2,548	$3,924

6 — Settlements Due and Contingent Gains

During the three months ended March 31, 2010, the Company entered into numerous payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $461,000 in the three months ended March 31, 2010.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $591,000.  The CLEC accounts payable were written off based on a two year statue of limitations on such accounts payable balances. These transactions reduced accrued expenses by $1,535,000 and reduced accounts payable by $1,270,000. These transactions also resulted in vendor settlements payable of $1,753,000 at March 31, 2010 including $819,000 of gain contingency based on timely payments. The settlements will be paid in periods ranging from one to thirty six months with an initial aggregate monthly payment of approximately $35,000.   The Company has entered into additional payment plans subsequent to March 31, 2010 and will continue to approach vendors to enter into similar agreements as well as continuing to write-off certain CLEC accounts payable.

7 — Secured Promissory Notes and Advances

In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.   During the twelve months ended December 31, 2008, the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors for a total of $1,920,000 and the Company may continue to sell similar secured notes up to a maximum offering of $3 million.  The secured notes mature 13 to 18 months after issuance and bear interest at a rate of 13% per annum due at the maturity date. The notes contained an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note that is due on the date the Company makes its first prepayment or the maturity date. The Company accrued $132,000 related to these fees and recorded related interest expense of $6,000 during the three months ended March 31, 2010. The holder of each note has the right upon the occurrence of a financing equal to or greater than $10 million, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into either securities sold in the financing at the price sold or common stock by dividing the conversion amount by $1.00.  The secured notes are collateralized by substantially all of the assets of the Company.  On July 15, 2009, the Company entered into an Extension Agreement (“July Agreement”) with the advance lenders.  Per the July Agreement, the maturity date of the loans was extended from July 15, 2009 to July 15, 2010. The notes continue to accrue interest at 13% per annum.  In connection with the extension, 1,920,000 warrants, one warrant per dollar invested were issued.  The warrants were valued at $5,000 at date of grant using the Black-Scholes valuation model.  The July Agreement also lowered the conversion price of the note from $1.00 to $0.50 per share of the Company’s common stock.  If the Company obtains new investment capital or financing totaling $5 million prior to July 15, 2010, a portion of the proceeds must be used to pay any accrued interest on the notes. Furthermore, the term of 1,200,000 previously issued outstanding warrants was extended by one additional year to expire on February 1, 2015.

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

The Company allocated the proceeds received between the notes and warrants in accordance with FASB ASC 470-20, “Debt with Conversion and Other Options”.  The Company engaged an independent third party to perform the valuation of the warrants on the respective issuance dates for warrants issued during the three months ended March 31, 2008 and used the valuation for the warrants issued January 16, 2008 to determine the value of warrants issued in the three months ended June 30, 2008.  Rather than re-engaging an independent third party to perform new valuations at the April 30, 2008 and June 16, 2008 warrant issuance dates, the Company determined that the closing stock price of $0.25 at January 16, 2008 along with all other assumptions used for the January 16, 2008 warrant valuation were materially representative of the assumptions and resultant valuations that would be used for the warrant issuances in the three month period ending June 30, 2008.  On this basis, the value associated with all the warrants totaled $975,000 and was recorded as an offset to the principal balance of the secured notes and is being amortized into interest expense using the effective interest method.

The Initial Warrants also contain a put feature (not included in the Additional Warrants), which gives the holder the option to put the warrant back to the Company for $0.15 per share. The holder can exercise its put option after the maturity date and has the ability to do so for one year. In addition, if the Company pays stock out for the warrants at the maturity date, the holder would have the right to put the common stock issued back to the Company for $0.15 per share. In both instances, the Company has determined that the put option associated with the Initial Warrants causes the instrument to contain a net cash settlement feature. As a result, in accordance FASB ASC 480 “Distinguishing Liabilities from Equity”, the put option in the Initial Warrants requires liability treatment.  Additionally, in accordance with FASB ASC 815 “Derivatives and Hedging”, the Company will continue to report the fair value of the put option until either the liability is paid or the option is expired. Any changes in the fair value of the put liability will be recorded as a gain or loss.  A put warrant liability of $78,000 was originally recorded related to the Initial Warrants using the same valuation methodology as described in detail in the preceding paragraph in regards to the warrant valuation for the twelve months ended December 31, 2008.  Also in connection with the issuance and deemed issuance of stock for warrants, the Company reclassified to equity the original $78,000 put liability related to the warrants and recorded a new $288,000 put liability and debt discount for the $0.15 put price of the 1,920,000 Initial Warrants.   .

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

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $3,000 and $470,000 for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, the net amount of the notes was $2,381,000.

At March 31, 2010, the Company was in default of certain covenants contained within the secured notes and short term loan and security agreements. As discussed above, the holders of $462,500 of secured notes that were due February 28, 2010 have orally agreed to extend the due date. These secured notes and the secured notes not yet due are in ‘technical default’ as the Company is not in compliance with certain covenants related to indebtedness to vendors.  The Company is in the process of negotiating with these vendors in regards to said past due balances.    The Company and note holders are working constructively and ‘notice of default’ and ‘cure period’ processes have thus far not been invoked.

8 — Common and Preferred Stock

Common Stock - As of March 31, 2010, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 72,196,672 shares were issued and outstanding.

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

Private Placement of Securities – During the three months ended March 31, 2010, the Company issued 831,318 stares of its common stock pursuant to stock purchase agreements with various vendors in connection with reductions in accounts payable to those vendors.  These stock issuances had a fair market value at date of issuance of $16,626.

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

In November, 2009, the Company issued 25,000 shares of Series A Preferred stock at $1.00 per share to a stockholder and secured note holder

9 — Stock Options and Warrants

2004 Stock Option Plan - Effective January 1, 2004, the Company’s Board of Directors adopted the 2004 Stock Option Plan for Directors, Officers, and Employees of and Consultants to InterMetro Communications, Inc. (the “2004 Plan”).  A total of 5,730,222 shares of the Company’s common stock had been reserved for issuance at March 31, 2010 and December 31, 2009. Upon shareholder ratification of the 2004 Plan pursuant to the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 6, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

As of March 31, 2010, the Company has granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in September 2007.  In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  Of the remaining, 3,296,404 vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

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

In November 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant.  In October 2008, InterMetro granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years expiring 5 years from date of grant.  No options to purchase shares of common stock were granted under the 2007 plan in the three months ended March 31, 2010.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the three months ended March 31, 2010 (unaudited):

	Number of Shares	Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	6,600,688	$—	$0.21	6.16	$0.0
Granted	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—

Options outstanding at March 31, 2010	6,600,688		0.21	5.91	$0.0

Options vested and expected to vest in the future at March 31, 2010	6,600,688		0.21	5.91	$0.0

Options exercisable at March 31, 2010	6,194,856		$0.21	5.80	$0.0

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the three month period ended March 31, 2010 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010.

Additional information with respect to the outstanding options at March 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.04	1,478,748	3.75	$0.04	1,478,748	$0.04
0.04	154,039	4.00	0.04	154,039	0.04
0.04	431,307	4.25	0.04	431,307	0.04
0.04	123,231	4.75	0.04	123,231	0.04
0.22	277,269	5.50	0.22	277,269	0.22
0.25	2,950,000	7.50	0.25	2,544,168	0.25
0.27	338,884	5.50	0.27	338,884	0.27
0.41	643,880	5.75	0.41	643,880	0.41
0.81	110,907	5.75	0.81	110,907	0.81
0.97	92,423	6.00	0.97	92,423	0.97
	6,600,688			6,194,856

As of March 31, 2010, there was $9,000 of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.  The cost is expected to be recognized over a weighted average period of approximately 1 year.

Warrants – Historically, the Company has issued warrants to providers of equipment financing.  For a detailed description of the warrants issued in connection with equipment financing arrangements, see Note 4.  In the three months ended March 31, 2008 a vendor of network equipment exercised 635,612 of its warrants with a cash exercise value of $165,936 in a cashless exchange for a $258,304 reduction in payables due to the vendor that resulted in a $92,368 gain on forgiveness of debt.  In the three months ended March 31, 2010, this vendor was granted an additional 200,000 warrants at $0.01 and with a fair market value of $1,179 in a cashless exchange for a $189,754 reduction in payables due to the vendor that resulted in a $188,575 gain on forgiveness of debt.

In April 30, 2008, the Company negotiated a revolving line of credit, which, as amended in September 2008, November 2008 and May 2009, allows the company to borrow up to $2.55million.  Warrants to purchase 7,000,000 shares of the Company’s common stock at an exercise price ranging from $0.01 to $0.05 per share have been issued.  See Note 10 for a detail of the warrants issued in connection with this credit facility.

 10 — Credit Facilities

ATI Bank Lines of Credit – ATI has two $100,000 lines of credit.  The line of credit with Bank of America has an interest rate of 7.13% per annum.  The line of credit with Wells Fargo Bank has an interest rate of 6.25 % per annum.   The lines of credit are personally guaranteed by the former stockholder of ATI. Borrowings under these lines of credit amounted to approximately $197,000 at March 31, 2010.

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

Pursuant to the Agreements, the Company was permitted to borrow an amount not to exceed 80% of its eligible accounts (as defined in the Agreements), net of all discounts, allowances and credits given or claimed. Pursuant to the Amendments, from September 10, 2008 through November 4, 2008 this borrowing base increased to 110% of eligible accounts, from November 5, 2008 through December 15, 2008 increased to 135% of eligible accounts, from December 16, 2008 to January 15, 2009 decreased to 120% of eligible accounts, from January 16, 2009 through May 1, 2009 decreased to 110% of the eligible accounts, from May 1, 2009 to July 31, 2009 increased to 120% of eligible accounts, from August 1, 2009 to September 30, 2009 decreases to 100% and thereafter decreases to 85%.  The Company's obligations under the loans are secured by all of the assets of the Company, including but not limited to accounts receivable; provided, however, that Moriah’s lien on the collateral other than accounts receivable (as such terms are defined in the Agreements) are subject to the prior lien of the holders of the Company’s outstanding secured notes.  The Agreements include covenants that the Company must maintain including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities. The Company is not in compliance with those covenants at December 31, 2009.  Also per the Amendments, the term of the agreements has been extended from April 30, 2009 to January 31, 2010.  In March 2010, effective as of January 31, 2010, the Company entered into Amendment No. 5 that extended the term from January 31, 2010 to April 30, 2010.  The Company is engaged in discussions with Moriah regarding a additional three month extension and is also engaged in discussions with prospective lenders to replace the Moriah facility.

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

Pursuant to Amendment No. 4 dated May 22, 2009, effective as of April 30, 2009, Moriah received 1,000,000 seven year warrants with an exercise price of $0.01. The warrants were valued using the Black-Scholes option-pricing model using assumptions in the table below.  The value associated with the 1,000,000 warrants was $45,000 and was recorded as an offset to the principal balance of the revolving credit facility and is being amortized on a straight-line basis over the term of the Agreement.  The put option liability was increased to $437,500 and the $187,500 increase in the liability was recorded as an offset to the principal balance of the revolving credit facility and is being amortized on a straight-line basis over the term of the Agreement.  In addition, Amendment No. 4 reduced the exercise price per share of the previous 6,000,000 warrants from $1.00 to $0.25.  As a result of re-pricing, incremental cost of $19,000 was recorded as debt discount, of this an amount of $16,600 was amortized during the year ended December 31 2009 and $2,400 in the three months ended March 31, 2010.

Pursuant to Amendment No. 5, Moriah received 2,000,000 seven year warrants with an exercise price of $0.01.  The warrants have been valued using the Black-Scholes option-pricing model.  The value associated with the 2,000,000 warrants is $11,800 and will be amortized on a straight-line basis over the term of the agreement. Also pursuant to Amendment No.5, the previously issues 6,000,000 warrants have been be restated with the exercise price reduced to $0.05 from $0.25 thereby resulting in an incremental cost of $8,400 to be amortized through the extended due date of the related revolving credit facility.  In addition, pursuant to Amendment No. 5 the interest rate for the facility is increased from 10% to 11%.

The expense recognized by the Company in the three months ended March 31, 2010 and 2009 from the amortization of the debt discount was $41,000 and $364,000, respectively.  The Company calculated the fair value of the warrants using the following assumptions:

	June 30, 2008	December 31, 2009	March 31, 2010
Risk-free interest rate	2.63%	0.9%	1.63%
Expected lives (in years)	3.5 years	3.5 years	3.5 years
Dividend yield	0%	0%	0%
Expected volatility	74.0%	86.0%	86.0%
Forfeiture rate	0%	0%	0%

The Company has also granted Moriah an option as part of the Agreements and Amendment pursuant to which Moriah can sell the warrants back to the Company for $437,500 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or January 31, 2010. The Company has determined that the put option associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity,” the put option requires liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $437,500 as of March 31, 2010.

11 — Commitments and Contingencies

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with vendors and other companies that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of March 31, 2010, there were approximately $3.1 million of disputed payables. The Company is in discussion with the significant vendors, or companies that have sent invoices, regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlements would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on FASB ASC 450 “Contingencies.”

A Local Exchange Carrier – In April 2008, the Company entered into a settlement agreement with a significant provider of network services to the Company.  The settlement agreement included a payment arrangement for past due amounts of approximately $3.0 million with full repayment due prior to December 31, 2008.  The settlement agreement also provided a separate credit to the Company of approximately $1.4 million for past disputes.  As of March 31, 2010 the Company was not in compliance with the payment terms of the agreement and, therefore, was at risk of losing the $1.4 million credit and service termination. The Company currently owes $3.55 million, net of the $1.4 million credit.  The Company has received notice of default, dated August 12, 2009, threatening, among other things, a rescission of the $1.4 million credit.  The Company began negotiations towards a new business relationship and new agreement that is not currently formalized.  The resulting potential collection proceedings may have a material adverse impact on the Company’s operating results and financial condition.  Management believes that it will be successful in retaining the $1.4 million credit.

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

Legal Proceedings –  On January 15, 2008, a telecommunications carrier filed a lawsuit against the Company asserting unpaid invoices.  The carrier is also one of the Company’s customers.  On January 13, 2009, the parties entered into a settlement agreement whereby the Company will credit the carrier’s account in the amount of $20,000 each month for 18 months against which the carrier’s use of the Company’s services will be charged, for a total credit of $360,000.  Included in accounts payable as of March 31, 2010, is $100,000.

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

Hypercube/KMC – On April 30, 2007, the Company initiated litigation against KMC Data, LLC and its affiliate Hypercube, LLC (collectively referred to herein as “KMC”), or (the “KMC Litigation”).  KMC, in turn, filed various counterclaims against the Company.  The KMC Litigation concerns the issue of whether or to what extent the Company is obligated to pay KMC fees related to the transmission and routing of wireless communications traffic, and if so, what rates would be appropriate.  As of March 31, 2010, there are approximately $1.2 million of charges that the Company disputes.  As of March 31, 2010, the Company has recorded the $1.2 million in accounts payable, with a corresponding offset to unresolved disputed amounts.  On August 6, 2007, the Court stayed the KMC Litigation pending referral of certain issues in the case to the Federal Communications Commission under the doctrine of primary jurisdiction.  The case is currently stayed.

  The Company cannot predict the outcome of these proceedings at this time or how long the Court’s stay will remain in place.  A ruling against the Company could have a material adverse impact on its operating results, financial condition and business performance.

The Company settled separate lawsuits with two former employees during the years ended December 31, 2009 and 2008 for an aggregate amount of $339,000.  The settlement amount is payable in monthly installments of approximately $13,000.  Included in accrued expense as of March 31, 2010 is $166,000 on account of these settlements.

An Interexchange Carrier – An interexchange carrier (IXC) asserts to the Company that it is owed approximately $971,000 in past due disputed and undisputed charges.  The carrier and the Company have been engaged in discussions to resolve these payment issues and have created a payment plan that will resolve the outstanding balance by the end of 2010. The carrier is also one of the Company’s customers

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  The Company has not made all of the payments claimed by the USAC in a timely manner, including payments owed pursuant to agreed upon payment plans with the Company.  The USAC has transferred some of these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred the unpaid amounts to the Department of the Treasury.  If the amounts are not resolved, they may then be transferred to the Department of Justice for collection action.  With each transfer, additional fees, surcharges and penalties are added to the amount due.  As of March 31, 2010, the Company has recorded $1.2 million in accounts payable in connection with the USF.  The Company is working with USAC and the FCC to resolve these amounts in a long term payment program. Failure to finalize the proposed payment plan would likely have a material adverse effect on the Company.

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

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accounts payable is $182,000 at March 31, 2010 for unpaid amounts.

12 — Income Taxes

At March 31, 2010, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $19.3 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Current assets and liabilities:
Current assets and liabilities:
Deferred revenue	$(76)	$(187)
Bad Debt	21	298
Accrued expenses	96	(110)
	41	1
Valuation allowance	(41)	(1)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$1	$40
Net operating loss carryforward	19,259	19,705
	19,260	19,745
Valuation allowance	(19,260)	(19,745)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Three Months Ended March 31,
	2010	2009
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at March 31, 2010 and December 31, 2009.

        The Company has adopted the provision of FASB ASC 740, “Income Taxes” which clarifies the accounting for uncertainty in tax positions.  FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations.  At March 31, 2010, the Company had no unrecognized tax benefits.

        The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of March 31, 2010, the Company has no accrued interest and penalties related to uncertain tax positions.

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

13 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Cash paid:
Interest	$150	$73

Non-cash information:

Stock and warrants issued for debt	$18	$—

Issuance of common stock for cashless exercise of warrants	—	4

Note payable replacing equipment capital leases	—	329

Reclassification of warrants put liability to equity	—	78

Fair value of debt discount	$20	$288

14 — Consulting Fee

Effective September 1, 2009, the Company entered into a consulting agreement with one of its board members to provide consulting services.  The Company was obligated to pay $6,250 per month plus out of pocket expenses for these services for the period September 1, 2009 to October 31, 2009 and $10,000 per month plus out of pocket expense thereafter.  The Company incurred consulting fees under this agreement in the amount of $30,240 for the three months ended March 31, 2010.

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

We enhanced our network’s functionality by implementing Signaling System 7, or SS-7, technology. SS-7 allows access to customers of the local telephone companies, as well as customers of wireless carriers. SS-7 is the established industry standard for reliable call completion, and it also provides interoperability between our VoIP infrastructure and traditional telephone company networks.  While we expect to continue to add to capacity, as of March 31, 2010 and 2009, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure.  We believe that increasing voice minutes utilizing our network expansion will ultimately generate gross margins approximating those generated prior to the network expansion. A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

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

Results of Operations for the Three Months Ended March 31, 2010 and 2009

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2010	2009
Net revenues	100%	100%
Network costs	69	76
Gross profit	31	24
Operating expenses:
Sales and marketing	8	10
General and administrative	15	20
Total operating expenses	23	30
Operating income (loss)	8	(6)
Gain on forgiveness of debt	18	-
Interest expense	8	19

Net income (loss)	18%	(25)%

Net Revenues. Net revenues decreased $207,000, or 3.4%, to $5.9 million for the three months ended March 31, 2010 from $6.1 million for the three months ended March 31, 2009. Though we have continued to increase new customers, this has been offset by a reduction in offering third party low margin services and attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers.  The addition of new customers contributed approximately $400,000 to revenue in the three months ended March 31, 2010 with an additional $3.3 million attributable to increasing revenues from existing customers. These gains were offset by an approximate $3.9 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.  One customer accounted for 39% of net revenues for the three months ended March 31, 2010.

Network Costs. Network costs decreased $605,000, or 12.9%, to $4.1 million for the three months ended March 31, 2010 from $4.7 million for the three months ended March 31, 2009.  Included within total network costs, variable network costs decreased by $360,000 to $3.8 million (64.2% of revenues) for the three months ended March 31, 2010 from $4.2 million (67.9% of revenues) for the three months ended March 31, 2009, even as revenues decreased by only 3.4% as a result of increased efficiency in network utilization.  Fixed network costs decreased by $245,000 to $276,000 for the three months ended March 31, 2010 from $521,000 for the three months ended March 31, 2009, with the decrease coming primarily from the elimination of underutilized network components that were in operation during three months ended March 31, 2009.  There were no significant fixed network expenses added during the three months ended March 31, 2010.  Through the migration of existing customers to the SS-7 based infrastructure and the addition of new customers, the Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure.

Gross margin increased to 31.1% for the three months ended March 31, 2010 from a gross margin of 23.6% for the three months ended March 31, 2009. This increase in gross margin was attributable to cost effective utilization of capacity and decreased fixed network costs. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the three months ended March 31, 2010 was $7,000 as compared to $89,000 for the three months ended March 31, 2009.

Sales and Marketing. Sales and marketing expenses decreased $130,000, or 22.2% to $455,000 for the three months ended March 31, 2010 from $585,000 for the three months ended March 31, 2009. Sales and marketing expenses as a percentage of net revenues were 7.7% and 9.5% for the three months ended March 31, 2010 and 2009, respectively.  The decrease is attributable to the decreased in ATI revenues from which agent commissions are paid.  Sales and marketing expenses included stock-based charges related to warrants and stock options of $3,000 and $11,000 for the three months ended March 31, 2010 and 2009, respectively.

General and Administrative. General and administrative expenses decreased $384,000 or 30.8% to $861,000 for the three months ended March 31, 2010 from $1.2 million for the three months ended March 31, 2009. General and administrative expenses as a percentage of net revenues were 14.5% and 20.3% for the three months ended March 31, 2010 and 2009, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $4,000 and $49,000 for the three months ended March 31, 2010 and 2009, respectively.  Not including the reduction in stock based charges, general and administrative expenses decreased $339,000.  The reduction in workforce and salary reductions from continuing employees during 2010 were the most significant factors in the decrease in general and administrative expenses for the three months ended March 31, 2010.  Overall cost cutting measures also contributed to the decrease.

Settlements Due and Contingent Gains. During the three months ended March 31, 2010, the Company entered into numerous payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $461,000 in the three months ended March 31, 2010.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $591,000.  The CLEC accounts payable were written off based on a two year statue of limitations on such accounts payable balances. These transactions reduced accrued expenses by $1,535,000 and reduced accounts payable by $1,270,000. These transactions also resulted in vendor settlements payable of $1,753,000 at March 31, 2010 including $819,000 of gain contingency based on timely payments. The settlements will be paid in periods ranging from one to thirty six months with an initial aggregate monthly payment of approximately $35,000.   The Company has entered into additional payment plans subsequent to March 31, 2010 and will continue to approach vendors to enter into similar agreements as well as continuing to write-off certain CLEC accounts payable.

Interest Expense, net. Interest expense, net decreased $784,000, or 62.9%, to $462,000 for the three months ended March 31, 2010 from $1.2 million for the three months ended March 31, 2009.  Interest expense for the three months ended March 31, 2010 includes $41,000 from the amortization of debt discount related to the Moriah credit facility as compared to $364,000 in the March 31, 2009 quarter.  Interest expense related to the secured promissory notes was $78,000 for the three months ended March 31, 2010 as compared to $546,000 for the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2010, we had $179,000 in cash and a bank overdraft of $295,000 as compared to cash of $99,000 and a bank overdraft of $177,000 at December 31, 2009.  The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $20.3 million at March 31, 2010 and negative $21.5 million at December 31, 2009.

Significant changes in cash flows from March 31, 2010 as compared to March 31, 2009:

Net cash provided by operating activities was $47,000 for the three months ended March 31, 2009 as compared to $324,000 for the three months ended March 31, 2009. The most significant change that contributed to cash from operating activities was net income for the three months ended March 31, 2010 of approximately $1.1 million. This was offset by non-cash gain on debt forgiveness of $1.1 million as well as an increase in accounts receivable of $1.1 million. The significant adjustment increasing cash from operating activities in the three months ended March 31, 2010 was the increase in accounts payable and accrued expenses of $1.1 million as adjusted for non-cash replacement of these accounts by notes payable and contingent gains.

Net cash used in investing activities for the three months ended March 31, 2010 was $20,000 which was attributable to the purchase of network-related equipment. There were no purchases of property and equipment in the three months ended March 31, 2009.

Net cash provided by financing activities for the three months ended March 31, 2010 was $53,000 as compared to cash used in financing activities of $166,000 for the three months ended March 31, 2009. Net cash provided by financing activities for the three months ended March 31, 2010 included a $118,000 bank overdraft as a source of funds and principal payments on a note for equipment of $65,000 as a use of funds.  Net cash used in financing activities for the three months ended March 31, 2009 included a $318,000 reduction in a bank overdraft as a use of funds and $152,000 borrowings from related parties as a source of funds.

The Company is reporting net income of $1,116,000 for the three months ended March 31, 2010 but has a history of losses and incurred a net loss of $1,607,000 for the comparable three month period ended March 31, 2009.  In addition, the Company had total shareholders’ deficit of $19,308,000 and a working capital deficit of $20,326,000 as of March 31, 2010.  The Company anticipates it will not have sufficient cash flows to fund its operations in the near term and through fiscal 2010 without the completion of additional financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations.

As discussed in Note 10, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,550,000.  At March 31, 2009, the Company had borrowed $2,550,000.  These agreements include financial and other covenants that the Company needed to maintain at March 31, 2010.  The availability of loan amounts under the agreements expired on April 30, 2010 and all amounts were due at that time.  The Company is presently engaged in discussions with Moriah regarding a three month extension of the agreement.  The Company was not in compliance with certain covenants as of March 31, 2010, and accordingly, Moriah can call the loan due at any time.  The Company has other significant matters of importance, including: other contingencies such as vendor disputes and lawsuits discussed in Note 11, and covenant defaults on the secured notes as discussed in Note 7 that could cause an acceleration of those amount due.  There can be no assurance that the Company will be successful in causing the defaults to be waived. These matters and lawsuits discussed in Note 11, individually or in the aggregate, could have material adverse consequences to the Company’s operations and financial condition at any time.

Management believes that the recent losses are primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base, in order for the Company to continue to be profitable. The Company continues to require outside financing until such time as it can achieve positive cash flow from operations.   In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 and an additional $462,500 from November 2008 to February 2009 pursuant to the sale of secured notes with individual investors for general working capital. The terms of the secured notes are 18 months maturity (beginning in February 28, 2010 and July 15, 2010 for the short-term loan and security agreement) with an interest rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million. The $462,500 of secured notes were due February 28, 2010 and discussions are in progress with individual investors regarding terms for extension of the maturity date of those notes.   In addition, the Company entered into a revolving credit agreement pursuant to which it could access funds up to $2,550,000 through April 30, 2010 (see Note 10).  As discussed above, the Company is engaged in discussions with Moriah regarding an additional three month extension and is also engaged in discussions with prospective lenders to replace the Moriah facility. There can be no assurance that the Company will be successful in completing any required financings or that it will continue to expand its revenue.  Should the Company be unsuccessful in this financing attempt or other financings, material adverse consequences to the Company could occur such as cessation of operations.

The Company will be required to obtain other financing during the next nine months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. The Company is working through a debt and obligations restructuring plan which includes negotiations with certain vendors that may result in the issuance of shares of the Company’s common stock and/or extended installment payments as consideration for reduction of some of the outstanding obligations.  As part of this plan, the Company is working with existing shareholders and potential new investors on a modest round of equity-based financing available to accredited investors that is contingent upon a series of successful debt reduction negotiations. The Company has developed this plan regarding proposed debt to equity conversions and use of proceeds for the potential infusion of capital which is being disseminated among the Company’s shareholders and other prospective investors. Management is working with its vendors in order to secure the continued extension of the credit required to operate until such time that management’s working capital plan can be executed. Management believes that, though cash flows from operations may fund current operations, the debt conversions and additional infusion of capital presently being pursued are integral to management’s plan to retire past due obligations and be positioned for continued operations.  No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Should the Company be unsuccessful in this financing attempt, material adverse consequences to the Company could occur such as cessation of operations.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

Credit Facilities

Revolving Credit Facility – In April 2008, the Company entered into a convertible revolving credit agreement pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million, in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million and in May 2009 the Company entered into Amendment No. 4 to the agreement which increased the access to $2.55 million.  As of March 31, 2010, the Company is permitted to borrow an amount not to exceed 85% of its eligible accounts receivable. As of March 31, 2010, the Company has borrowed $2.55 million. The Company's obligations are secured by all of the assets of the Company.  The availability of loan amounts at December 31, 2009 under the revolving credit agreement was to expire on April 30, 2009.  The Company entered into Amendment No. 5 to the agreement as of January 31, 2010 that extended the expiration to April 30, 2010.  The Company is in discussions with Moriah regarding an additional three month extension and is also in discussions with potential lenders to replace the line of credit.  Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 10%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on April 30, 2009. (See Note 10 to the Consolidated Financial Statements for detailed discussion.)

Legal Proceedings

See Note 11 to the Condensed Consolidated Financial Statements.

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

Goodwill

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At March 31, 2010, management does not believe there is any impairment in the value of goodwill.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at March 31, 2010 and 2009. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of March 31, 2010 and December 31, 2009, our net operating loss carryforwards for federal tax purposes were approximately $19.3 million and $19.7 million, respectively.  These net operating losses occurred subsequent to our business combination in December 2006.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of March 31, 2010, there is approximately $3.3 million of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process.

Contractual Obligations

Our only outstanding lease obligation is the operating lease for our corporate headquarters entered into as of March 24, 2010 with a monthly lease payment of $14,000 for a period of one year.  In March 2009, the Company entered into a loan and security agreement with a vendor that was a significant lessor of network equipment to the Company.  Our major outstanding contractual obligations relate to our capital lease obligations related to purchases of fixed assets, amounts due under our strategic equipment agreement and other contractual obligations, primarily consisting of the underlying elements of our network. There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations.

The following table reflects a summary of our contractual obligations at March 31, 2010:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital lease obligations	$—	$—	$—	—	—
Operating lease obligations	168	168	—	—	—
Total	$168	$168	$—	$—	$—

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months  ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

 See Risk Factors in the Form 10-K filed by the Company on April 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description of Exhibits

3.1	*	Amended and Restated Articles of Incorporation
3.3	**	Amended and Restated Bylaws
31.1		Rule 13a-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a) Certification of Principal Accounting Officer
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350
32.2		Certification of Principal Accounting Officer pursuant to 18 U.S.C. 1350

*	Incorporated by reference to the Schedule 14C Information Statement filed with the Securities and Exchange Commission dated May 9, 2007.

**	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated June 28, 2007.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMETRO COMMUNICATIONS, INC.

Dated: May 24, 2010	By:	\s\ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: May 24, 2010	By:	\s\ David Olert
David Olert
Chief Financial Officer and Director