Form 10-Q
period 2010-09-30
InterMetro Communications, Inc.
filed 2010-11-15
CIK 1160142

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51384

InterMetro Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0476779
(State of Incorporation)	(IRS Employer Identification No.)

2685 Park Center Drive, Building A,
Simi Valley, California 93065
(Address of Principal Executive Offices) (Zip Code)

(805) 433-8000
(Registrant’s Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated Filer □	Non-accelerated filer □	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of November 8, 2010 there were 72,975,423 shares outstanding of the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash	$510	$99
Accounts receivable, net of allowance for doubtful accounts of $486 and $423 at September 30, 2010 and December 31, 2009, respectively	3,903	2,564
Deposits	169	125
Other current assets	388	127
Total current assets	4,970	2,915
Property and equipment, net	99	67
Goodwill	900	900
Other intangible assets	18	46
Other long-term assets	3	2
Total Assets	$5,990	$3,930

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable net of dispute reserve of $2,790 and $3,471 at September 30, 2010 and December 31, 2009, respectively	$12,733	$13,755
Accrued expenses, $930 and $1,473 in default at September 30, 2010 and December 31, 2009, respectively	3,199	3,924
Bank overdraft	—	177
Deferred revenues and customer deposits	272	420
Note payable to equipment leasing vendor	24	225
Borrowings under line of credit facilities net of debt discount of $164 and $29 at September 30, 2010 and December 31, 2009, respectively (in default)	2,533	2,718
Amount due to former ATI shareholder (in default)	75	75
Vendor settlements (some in default)	2,152	—
Secured promissory notes, including $875 from related parties net of debt discount of $0 and $5 at September 30, 2010 and December 31, 2009, respectively (in default)	2,383	2,379
Liability for common stock put feature	235	288
Liability for warrant put feature	718	438
Total current liabilities	24,324	24,399

Commitments and contingencies (Note 11 )

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 25,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 72,975,423 and 71,365,354 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	73	71
Additional paid-in capital	28,868	28,725
Accumulated deficit	(47,275)	(49,265)
Total stockholders’ deficit	(18,334)	(20,469)
Total Liabilities and Stockholders’ Deficit	$5,990	$3,930

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Net revenues	$7,593	$5,162	$19,282	$16,776
Network costs	5,312	4,187	13,635	13,454
Gross profit	2,281	975	5,647	3,322
Operating expenses
Sales and marketing (includes stock based compensation of $0 and $11 for the three months ended September 30, 2010 and 2009, respectively, and $3 and $33 for the nine months ended September 30, 2010 and 2009, respectively)	402	540	1,197	1,645
General and administrative (includes stock based compensation of $2 and $49 for the three months ended September 30, 2010 and 2009, respectively, and $17 and $147 for the nine months ended September 30, 2010 and 2009, respectively.)	890	1,268	2,687	3,880
Total operating expenses	1,292	1,808	3,884	5,525
Operating income (loss)	989	(833)	1,763	(2,203)
Interest expense, net (includes amortization of debt discount of $137and $145 for the three months ended September 30, 2010 and 2009, respectively, and $190 and $1,305 for the nine months ended September 30, 2010 and 2009, respectively)	500	543	1,365	2,458
Accounts payable write-off	—	—	(685)	—
Gain on forgiveness of debt	(261)	—	(907)	(24)
Net income (loss)	$750	$(1,376)	$1,990	$(4,637)

Basic and diluted net income (loss) per common share	$0.01	$(0.02)	$0.03	$(0.07)
Shares used to calculate basic and diluted net income (loss) per common share (in thousands)	72,903	70,951	72,090	67,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2010	25,000	$—	71,365,354	$71	$28,725	$(49,265)	$(20,469)
Amortization of stock-based compensation	—	—	—	—	20	—	20
Warrant issuance	—	—	—	—	42	—	42
Cancellation of warrants put liability	—	—	—	—	53	—	53
Restricted stock issued for debt	—	—	1,610,069	2	28	—	30
Net income for the nine months ended September 30, 2010	—	—	—	—	—	1,990	1,990
Balance at September 30, 2010	25,000	$—	72,975,423	$73	$28,868	$(47,275)	$(18,334)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,990	$(4,637)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45	303
Stock based compensation	20	180
Amortization of debt discount	190	1,305
Provision for doubtful accounts	63	147
Accounts payable write-off	(685)	—
Gain on forgiveness of debt	(907)	(24)
(Increase) decrease in assets:
Accounts receivable	(1,402)	(688)
Other current assets	(304)	(134)
Increase (decrease) in liabilities:
Accounts payable	1,526	3,236
Accrued expenses	809	123
Vendor settlements	(309)	—
Deferred revenues and customer deposits	(147)	101
Net cash provided by (used in) operating activities	889	(88)

Cash flows from investing activities:
Purchase of property and equipment	(50)	—

Cash flows from financing activities:
Advances, including $65 from related parties	—	152
Proceeds from line of credit	—	175
Bank overdraft	(177)	(306)
Principal payments on line of credit	(50)	—
Principal payments on capital lease note payable	(201)	(34)
Net cash used in financing activities	(428)	(13)

Net increase (decrease) in cash	411	(101)
Cash at beginning of period	99	171
Cash at end of period	$510	$70

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

Basis of Presentation -  The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 which are included in Form 10-K filed by the Company on April 15, 2010.

Going Concern - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company is reporting net income of $1,990,000 for the nine months ended September 30, 2010 but has a history of losses and incurred a net loss of $4,637,000 for the comparable nine month period ended September 30, 2009.  In addition, the Company had total stockholders’ deficit of $18,334,000 and a working capital deficit of $19,354,000 as of September 30, 2010.  The Company anticipates it may not have sufficient cash flows to fund its operations over the next twelve months without the completion of additional financing. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations, such as those discussed below, that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm relating to December 31, 2009 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 10, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,550,000.  At September 30, 2010, the Company had borrowed $2,500,000.  These agreements include financial and other covenants that the Company needed to maintain at September 30, 2010.  The availability of loan amounts under the agreements expire on March 31, 2011.  The Company was not in compliance with certain covenants as of September 30, 2010, and accordingly, Moriah can call the loan due at any time.  The Company has other significant matters of importance, including: contingencies such as vendor disputes and lawsuits discussed in Note 11, and covenant defaults on the secured notes as discussed in Note 7 that could cause an acceleration of those amount due.  There can be no assurance that the Company will be successful in causing the defaults to be waived. These matters and lawsuits discussed in Note 11, individually or in the aggregate, could have material adverse consequences to the Company’s operations and financial condition at any time.

Management believes that the historic losses are primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base, in order for the Company to be profitable on a sustained basis. The Company expects to require outside financing until such time as it can sustain positive cash flow from operations and alleviate its current debt obligations.   In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 and an additional $462,500 from November 2008 to February 2009 pursuant to the sale of secured notes with individual investors for general working capital. The terms of the secured notes are 18 months maturity (beginning in February 28, 2010 and July 15, 2010 for the short-term loan and security agreement) with an interest rate of 13% per annum due at the maturity date. On October 5, 2010, the maturity date of these secured notes has been extended to February 28, 2012 and July 15, 2012, respectively. (See Note 15.) The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million. There can be no assurance that the Company will be successful in completing any required financings or that it will continue to increase its revenue.  Should the Company be unsuccessful in any additional required financings material adverse consequences to the Company could occur such as cessation of operations.

The Company may be required to obtain other financing during the next three months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. The Company is working through a debt and obligations restructuring plan which includes negotiations with certain vendors that resulted in the issuance of shares of the Company’s common stock and/or extended installment payments as consideration for reduction of some of the outstanding obligations.  As part of this plan, the Company is working with existing shareholders and potential new investors on a modest round of equity-based financing available to accredited investors that is contingent upon a series of successful debt reduction negotiations. The Company has developed this plan regarding proposed debt to equity conversions and use of proceeds for the potential infusion of capital which is being disseminated among the Company’s shareholders and other prospective investors who are “accredited investors” in accordance with applicable exemptions from SEC registration requirements for the offering of securities. . Management is working with its vendors in order to secure the continued extension of the credit required to operate until such time that management’s working capital plan can be executed. Management believes that, though cash flows from operations may fund current operations, the debt conversions and additional infusion of capital presently being pursued are integral to management’s plan to retire past due obligations and be positioned for continued operations.  No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Should the Company be unsuccessful in this financing attempt, material adverse consequences to the Company could occur such as cessation of operations.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders. (See Note 6 for further discussion of settlements and accounts payable write-offs.)

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.  An additional bad debt allowance of $63,000 was recorded in the nine months ended September 30, 2010.

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

Advertising Costs - The Company expenses advertising costs as incurred. There were no advertising costs included in sales and marketing expenses for the three and nine months ended September 30, 2010 and 2009.

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At September 30, 2010, management does not believe there is any impairment in the value of Goodwill.

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

The Company had two customers which accounted for 46% of net revenue for the nine months ended September 30, 2010.  No customer accounted for more than 10% of net revenue for the nine months ended September 30, 2009.

The Company had accounts receivable balances from three customers that accounted for 61% and 64% of total accounts receivable at September 30, 2010 and December 31, 2009, respectively.

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

Basic and Diluted Net Income (Loss) per Common Share - Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. As none of the Company’s potential stock issuances had intrinsic value at September 30, 2010 they had no effect on the calculation of diluted net income per common share. Since the Company reported a net loss for the three and nine month periods ending September 30, 2009, the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive.

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

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of its common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a $150,000 two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000.  These amounts were payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition closing date. As of September 30, 2010 and December 31, 2009, $75,000 remained unpaid to the former selling shareholder. The fair value of the shares issued was based on the guaranteed price of $4.87 per share.  The number of shares of common stock consideration paid to the selling shareholder of ATI was subject to an adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock did not reach a minimum price of $4.87 per share during the two years following the closing date.   The selling shareholder of ATI was also entitled to contingent consideration of common shares and cash during the two succeeding years from the acquisition date upon meeting certain performance targets tied to revenue and profitability.  In December 2008, the Company issued 4,089,930 shares of common stock, with a fair value of $611,043, as full payment of the contingent consideration.  During the third quarter of 2009, the President of ATI departed from the Company.

The Company has developed an integration plan for utilizing the Company’s network to carry the ATI customer traffic and this plan is currently in process. The execution of this plan will result in a significant cost savings that was used in the present value of net cash flows analysis that supports the carrying value of ATI Goodwill.

3 — Other Current Assets

The following is a summary of the Company’s other current assets (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Employee advances	$57	$47
Deferred loan costs	132	—
Prepaid expenses	199	80
Other current assets	$388	$127

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Telecommunications equipment	$3,307	$3,257
Computer equipment	174	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,674	3,624
Less: accumulated depreciation and amortization	(3,575)	(3,557)
Property and equipment, net	$99	$67

Depreciation and amortization expense included in network costs was $7,000 and $88,000 for the three months ended September 30, 2010 and 2009, respectively and $18,000 and $265,000 for the nine months ended September 30, 2010 and 2009, respectively. Depreciation and amortization expense included in general and administrative expenses was $0 and $3,000 for the three months ended September 30, 2010 and 2009, respectively, and $0 and $10,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

In May 2006, the Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. Payments were scheduled to be based on the actual underlying traffic utilized by each piece of equipment or fixed cash payments.  Through December 31, 2009, the Company had purchased $691,000 VoIP equipment under this agreement, the value of the equipment based on the present value of the future scheduled payments, and accrued $1,096,000 due to Cantata, which is equal to the undiscounted future scheduled payments.  The difference between the undiscounted future payments and the purchase price was recorded to interest expense.  The Company was previously sued by Cantata for breach of contract and lack of payment and the lawsuit was settled in January 2010.  The settlement amount was $500,000. The settlement contains a long-term payment plan and is subject to timely payments by the Company.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Amounts due under equipment agreements (in default)	$—	$1,473
Commissions, network costs and other general accruals	1,447	900
Deferred payroll and other payroll related liabilities	553	565
Interest due on convertible promissory notes and other debt (in default)	930	752
Payments due to third party providers	269	234
Accrued expenses	$3,199	$3,924

6 — Settlements Due and Contingent Gains

During the nine months ended September 30, 2010, the Company entered into numerous payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of  $261,000 and $907,000 in the three and nine months period ended September 30, 2010, respectively.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $0 and $685,000 for the same periods.  The CLEC accounts payable were written off based on a two year statue of limitations on such accounts payable balances. These transactions reduced accrued expenses by $1,535,000 and reduced accounts payable by $1,863,000. These transactions also resulted in vendor settlements payable of $2,152,000 at September 30, 2010 including $1,064,000 of deferred gains subject to timely payments and issuance of 1,610,069 shares of common stock valued at $30,000. The settlements will be paid in periods ranging from one to thirty five months with an aggregate monthly payment of approximately $56,000.   The Company will continue to approach vendors to enter into similar agreements as well as continuing to write-off certain CLEC accounts payable under statute of limitations.  Some of these settlement agreements are in default.

7 — Secured Promissory Notes and Advances

In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.   During the twelve months ended December 31, 2008, the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors for a total of $1,920,000 and the Company may continue to sell similar secured notes up to a maximum offering of $3 million.  The secured notes mature 13 to 18 months after issuance and bear interest at a rate of 13% per annum due at the maturity date. The notes contained an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note that is due on the date the Company makes its first prepayment or the maturity date. The Company recorded related interest expense of $124,000 during the nine months ended September 30, 2010. The holder of each note has the right upon the occurrence of a financing equal to or greater than $10 million, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into either securities sold in the financing at the price sold or common stock by dividing the conversion amount by $1.00.  The secured notes are collateralized by substantially all of the assets of the Company.  On July 15, 2009, the Company entered into an Extension Agreement (“July Agreement”) with the advance lenders.  Per the July Agreement, the maturity date of the loans was extended from July 15, 2009 to July 15, 2010. In connection with the extension, 1,920,000 warrants, one warrant per dollar invested were issued.  The warrants were valued at $5,000 at date of grant using the Black-Scholes valuation model.  The July Agreement also lowered the conversion price of the note from $1.00 to $0.50 per share of the Company’s common stock. Furthermore, the term of 1,200,000 previously issued outstanding warrants was extended by one additional year to expire on February 1, 2015. (See Note 15.)

In connection with the notes, the Company issued two common stock purchase warrants for every dollar received or 3.84 million common stock purchase warrants with an exercise price of $1.00, 1.92 million of which expire on January 16, 2013 (the “Initial Warrants”) and 1.92 million of which expire on February 1, 2014 ( the “Additional Warrants”).  With respect to the 1.92 million Initial Warrants issued in this financing, if such warrants were still held by the lenders at February 1, 2009, the lenders were entitled to receive a payment (the “Reference Payment”) to the extent that the volume weighted average price per share of the Company’s common stock for the 30 trading days ending January 30, 2009 (the “Reference Price”) was less than $1.00.  The Reference Payment was equal to the difference between $1.00 and the Reference Price.  The Company, in its sole discretion, had the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders. If the Company elected to make the above payment by issuing Common Stock any time after the maturity date of the note until the first anniversary of the date thereof the holder has the option to put the Common Stock back to the Company for $0.15 per share of Common Stock.

With respect to the remaining 1.92 million Additional Warrants issued in this financing that expire on February 1, 2014, if such warrants were still held by the lenders at February 1, 2009, the lenders were entitled to receive a payment (the “Second Reference Payment”) to the extent that the volume weighted average price per share of the Company’s common stock for the 30 trading days ending January 30, 2009 (the “Second Reference Price”) was less than $2.00.  The Second Reference Payment was equal to the difference between $2.00 and the Second Reference Price up to a maximum value of $1.00.  The Company, in its sole discretion, had the right, but not the obligation, to make this payment by issuing Common Stock, in lieu of cash, but in no event will the amount of stock issued be more than one share per dollar invested by the lenders.

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

The Initial Warrants also contain a put feature (not included in the Additional Warrants), which gives the holder the option to put the warrant back to the Company for $0.15 per share. The holder can exercise its put option after the maturity date and has the ability to do so for one year. In addition, if the Company pays stock out for the warrants at the maturity date, the holder would have the right to put the common stock issued back to the Company for $0.15 per share. In both instances, the Company has determined that the put option associated with the Initial Warrants causes the instrument to contain a net cash settlement feature. As a result, in accordance FASB ASC 480 “Distinguishing Liabilities from Equity”, the put option in the Initial Warrants requires liability treatment.  Additionally, in accordance with FASB ASC 815 “Derivatives and Hedging”, the Company will continue to report the fair value of the put option until either the liability is paid or the option is expired. Any changes in the fair value of the put liability will be recorded as a gain or loss.  A put warrant liability of $78,000 was originally recorded related to the Initial Warrants using the same valuation methodology as described in detail in the preceding paragraph in regards to the warrant valuation for the twelve months ended December 31, 2008.  Also in connection with the issuance and deemed issuance of stock for warrants, the Company reclassified to equity the original $78,000 put liability related to the warrants and recorded a new $288,000 put liability and debt discount for the $0.15 put price of the 1,920,000 Initial Warrants.  In August 2010, two warrant holders relinquished their put option on 350,000 warrants and the Company reduced the put liability at $0.15 per share by $53,000 to $235,000 at September 30, 2010.

The warrants and put feature associated with the $1,920,000 promissory notes from the period ended December 31, 2008 were valued using the Black-Scholes formula.

In November and December 2008, two related party secured note holders advanced an additional $310,000 and during the twelve months ended December 31, 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum.  On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement (“June Agreement”) with the advance lenders.  Per the June Agreement, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010. The notes continue to accrued interest at 13% per annum.  In connection with the extension, 925,000 initial warrants, two warrants per dollar invested  and 462,500 additional warrants, one warrant per dollar invested  (collectively, the “Warrants”) were issued.  The warrants were valued at $5,000 at date of grant using the Black-Scholes valuation model. (See Note 15.)

 As was the case for the January 16, 2008 secured promissory note warrants discussed in detail in the preceding paragraphs, the provisions of the Warrants included reference payments.  The Company elected to make the reference payments by offering one share of common stock per warrant, or 1,387,500 shares of common stock.

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $1,000 and $54,000 for the three months ended September 30, 2010 and 2009, respectively and $5,000 and $682,000 (including additional expense related to fully amortizing the original debt discount) for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, the net amount of the notes was $2,383,000.

At September 30, 2010, the Company was in default of certain covenants contained within the secured notes and short term loan and security agreements.  These secured notes are in ‘technical default’ as the Company is not in compliance with certain covenants related to indebtedness to vendors.  (See Note 15.)

8 — Common and Preferred Stock

Common Stock - As of September 30, 2010, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 72,975,423 shares were issued and outstanding.

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

Private Placement of Securities – During the nine months ended September 30, 2010, the Company issued 1,610,069 shares of its common stock pursuant to stock purchase agreements with various vendors in connection with reductions in accounts payable to those vendors.  These stock issuances had a fair market value at date of issuance of $30,000.

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

9 — Stock Options and Warrants

2004 Stock Option Plan - Effective January 1, 2004, the Company’s Board of Directors adopted the 2004 Stock Option Plan for Directors, Officers, and Employees of and Consultants to InterMetro Communications, Inc. (the “2004 Plan”).  A total of 5,730,222 shares of the Company’s common stock had been reserved for issuance at September 30, 2010 and December 31, 2009. Upon shareholder ratification of the 2004 Plan pursuant to the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 6, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

As of September 30, 2010, the Company has granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in September 2007 and an additional 523,734 expired during the year ended December 31, 2008.  In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  Of the remaining, 2,772,670 vest as follows: 20% on the date of grant and 1/16 of the balance each quarter thereafter until the remaining stock options have vested and 878,018 of which vest as follows: 50% on the date of grant and 50% at one year after the date of grant. These stock options are exercisable for a period of ten years from the date of grant and are exercisable at exercise prices ranging from approximately $0.04 to $0.97 per share.

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

In November 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant.  In October 2008, InterMetro granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years expiring 5 years from date of grant.  No options to purchase shares of common stock were granted under the 2007 plan in the nine months ended September 30, 2010.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the nine months ended September 30, 2010 (unaudited):

	Number of Shares	Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	6,600,688	$—	$0.21	6.16	$0.0
Granted	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—

Options outstanding at September 30, 2010	6,600,688		0.21	5.41	0.0

Options vested and expected to vest in the future at September 30, 2010	6,600,688		0.21	5.41	0.0

Options exercisable at September 30, 2010	6,460,688		0.21	5.37	0.0

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the nine month period ended September 30, 2010 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010.

Additional information with respect to the outstanding options at September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.04	1,478,748	3.25	$0.04	1,478,748	$0.04
0.04	154,039	3.50	0.04	154,039	0.04
0.04	431,307	3.75	0.04	431,307	0.04
0.04	123,231	4.25	0.04	123,231	0.04
0.22	277,269	5.00	0.22	277,269	0.22
0.25	2,950,000	7.00	0.25	2,810,000	0.25
0.27	338,884	5.00	0.27	338,884	0.27
0.41	643,880	5.25	0.41	643,880	0.41
0.81	110,907	5.25	0.81	110,907	0.81
0.97	92,423	5.50	0.97	92,423	0.97
	6,600,688			6,460,688

As of September 30, 2010, there was $3,000 of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.  The cost is expected to be recognized over a weighted average period of approximately 3 months.

Warrants – Historically, the Company has issued warrants to providers of equipment financing.  For a detailed description of the warrants issued in connection with equipment financing arrangements, see Note 4.  In 2008 a vendor of network equipment exercised 635,612 of its warrants with a cash exercise value of $165,936 in a cashless exchange for a $258,304 reduction in payables due to the vendor that resulted in a $92,368 gain on forgiveness of debt.  In the nine months ended September 30, 2010, this vendor was granted an additional 200,000 warrants at $0.01 and with a fair market value of $1,179 in a cashless exchange for a $189,754 reduction in payables due to the vendor that resulted in a $188,575 gain on forgiveness of debt.

In April 30, 2008, the Company negotiated a revolving line of credit, which, as amended in September 2008, November 2008, May 2009, January 2010 and September 2010, allows the company to borrow up to $2.5 million.  Warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price ranging from $0.01 to $0.05 per share have been issued.  See Note 10 for a detail of the warrants issued in connection with this credit facility.

 10 — Credit Facilities

ATI Bank Lines of Credit – ATI has two $100,000 lines of credit.  The line of credit with Bank of America has an interest rate of 7.13% per annum.  The line of credit with Wells Fargo Bank has an interest rate of 6.75 % per annum.   The lines of credit are personally guaranteed by the former stockholder of ATI. Borrowings under these lines of credit amounted to approximately $197,000 at September 30, 2010.

Revolving Credit Facility - The Company entered into agreements (the “Agreements”), effective as of April 30, 2008 (the “Closing Date”), with Moriah Capital, L.P. (“Moriah”), pursuant to which the Company could borrow up to $2,400,000 per Amendments No. 1, No. 2 and No. 3 to the Agreements, was increased to $2,575,000 per an overadvance in Amendment No. 4. (the “Amendments), $25,000 of the overadvance was due and payable on July 31, 2009 and was paid in November, 2009 with the additional $50,000 overadvance paid during the 9 months ended September 30,2010.

Pursuant to the Agreements, the Company was permitted to borrow an amount not to exceed 80% of its eligible accounts (as defined in the Agreements), net of all discounts, allowances and credits given or claimed. Pursuant to the Amendments, from September 10, 2008 through November 4, 2008 this borrowing base increased to 110% of eligible accounts, from November 5, 2008 through December 15, 2008 increased to 135% of eligible accounts, from December 16, 2008 to January 15, 2009 decreased to 120% of eligible accounts, from January 16, 2009 through May 1, 2009 decreased to 110% of the eligible accounts, from May 1, 2009 to July 31, 2009 increased to 120% of eligible accounts, from August 1, 2009 to September 30, 2009 decreased to 100% and thereafter decreased to 85%.  The Company's obligations under the loans are secured by all of the assets of the Company, including but not limited to accounts receivable; provided, however, that Moriah’s lien on the collateral other than accounts receivable (as such terms are defined in the Agreements) are subject to the prior lien of the holders of the Company’s outstanding secured notes.  The Agreements include covenants that the Company must maintain including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities. The Company is not in compliance with those covenants at September 30, 2010.  Amendment No. 6 extended the term to March 30, 2011.

Annual interest on the credit facility is equal to the greater of (i) the sum of (A) the Prime Rate as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes plus (B) 4% or (ii) 15%, and is payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on March 30, 2011.  (See Note 1.)

In accordance with the agreement, the outstanding amount of the loan at any given time may be converted into shares of the Company's common stock at the option of the lender. The conversion price was $1.00, subject to adjustments and limitations as provided in the Agreements.

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

Pursuant to Amendment No. 4 dated May 22, 2009, effective as of April 30, 2009, Moriah received 1,000,000 seven year warrants with an exercise price of $0.01. The warrants were valued using the Black-Scholes option-pricing model using assumptions in the table below.  The value associated with the 1,000,000 warrants was $45,000 and was recorded as an offset to the principal balance of the revolving credit facility and is being amortized on a straight-line basis over the term of the Agreement.  The warrant put option liability was increased to $437,500 and the $187,500 increase in the liability was recorded as an offset to the principal balance of the revolving credit facility and is being amortized on a straight-line basis over the term of the Agreement.  In addition, Amendment No. 4 reduced the exercise price per share of the previous 6,000,000 warrants from $1.00 to $0.25.  As a result of re-pricing, incremental cost of $19,000 was recorded as debt discount. Of this an amount of $16,600 was amortized during the year ended December 31 2009 and $2,400 in the nine months ended September 30, 2010.

Pursuant to Amendment No. 5 effective January 31, 2010, Moriah received 2,000,000 seven year warrants with an exercise price of $0.01.  The warrants have been valued using the Black-Scholes option-pricing model.  The value associated with the 2,000,000 warrants is $11,800 was amortized on a straight-line basis over the term of the agreement. Also pursuant to Amendment No.5, the previously issued 6,000,000 warrants have been be restated with the exercise price reduced to $0.05 from $0.25 thereby resulting in an incremental cost of $8,400 to be amortized through the extended due date of the related revolving credit facility.  In addition, pursuant to Amendment No. 5 the interest rate for the facility is increased from 10% to 11%.

Pursuant to Amendment No. 6 entered into September 29, 2010 and effective April 30, 2010, the Company agreed to make regular principal reductions that will permanently reduce the maximum amount borrowed to $1,450,000 by December 31, 2010. As previously amended, the Company had issued to Moriah Warrants #1 to #6 to purchase a total of 9,000,000 shares of the Company's common stock, 6,000,000 of which have an exercise price of $0.05 and 3,000,000 of which have an exercise price of $0.01 and which collectively expire on various dates between April 30, 2015 and February 28, 2017.   The Company had also previously granted Moriah an option, as part of the Agreement, pursuant to which Moriah could sell the 2,000,000 shares subject to Warrant #1 back to the Company for $437,500.  The Company, as part of Amendment No. 6, has now issued to Moriah an additional warrant (Warrant #8) to purchase 1,500,000 shares of common stock with an exercise price of $0.01 and a term of seven years, which, in combination with the aforementioned Warrant #1 (exercisable for a total of 3,500,000 shares) may now be sold back to the Company for $437,500 between July 1, 2011 and July 30, 2011.  In addition, as part of Amendment No. 6, the Company issued to Moriah a warrant (Warrant #7) to purchase 2,000,000 shares of the Company's common stock with an exercise price of $0.01 and a term of seven years and also granted Moriah an option to sell this warrant (Warrant #7) back to the Company for $280,000 between July 1, 2011 and July 30, 2011.  The warrants issued pursuant to Amendment No. 6 have been valued using the Black-Scholes option-pricing model.  The value associated with the 3,500,000 warrants is $20,400 and will be amortized on a straight-line basis over the extended term of the agreement.

The expense recognized by the Company in the three months ended September 30, 2010 and 2009 from the amortization of the debt discount was $137,000 and $91,000, respectively and in the nine months ended September 30, 2010 and 2009 was $186,000 and $623,000, respectively.  The Company calculated the fair value of the warrants using the following assumptions:

	December 31, 2009	September 30, 2010
Risk-free interest rate	0.9%	0.67%
Expected lives (in years)	3.5 years	3.5 years
Dividend yield	0%	0%
Expected volatility	86.0%	86.0%
Forfeiture rate	0%	0%

Pursuant to various Agreements and Amendments pursuant to which Moriah may sell certain warrants back to the Company for $437,500 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or January 31, 2010. As noted above, as part of Amendment No. 6 the Company granted Moriah an additional option pursuant to which Moriah can sell warrants back to the company for $280,000.  The Company has determined that the put options associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity,” the put option requires liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $717,500 as of September 30, 2010.  The debt discount associated with the $280,000 liability for warrant put feature is being amortized over the extended term of the agreement.

Also pursuant to Amendment No. 6, the Company incurred deferred loan costs of $242,500 that are being amortized over the extended term of the agreement.  Interest expense recognized in the three and nine months ended September 2010 for the amortization of deferred loan costs was $110,000.

11 — Commitments and Contingencies

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with vendors and other companies that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of September 30, 2010, there were approximately $2.8 million of disputed payables. The Company is in discussion with the significant vendors, or companies that have sent invoices, regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlements would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on FASB ASC 450 “Contingencies.”

A Local Exchange Carrier – In April 2008, the Company entered into a settlement agreement with a significant provider of network services to the Company.  The settlement agreement included a payment arrangement for past due amounts of approximately $3.0 million with full repayment due prior to December 31, 2008.  The settlement agreement also provided a separate credit to the Company of approximately $1.4 million for past disputes.  As of September 30, 2010 the Company was not in compliance with the payment terms of the agreement and, therefore, was at risk of losing the $1.4 million credit and service termination. The Company currently owes $3.73 million, net of the $1.4 million credit.  The Company has received a notice of default, dated August 12, 2009, threatening, among other things, a rescission of the $1.4 million credit.  The Company began negotiations towards a new business relationship and new agreement that is not currently formalized.  The resulting potential collection proceedings may have a material adverse impact on the Company’s operating results and financial condition.  Management believes that it will be successful in retaining the $1.4 million credit.

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

Legal Proceedings

Blue Casa Communication, Inc. –  On December 12, 2007, Blue Casa Communications, Inc. (“Blue Casa”) filed a complaint against the Company asserting various causes of action, including breach of contract, breach of implied contract and unjust enrichment.   Blue Casa claims that the Company owes Blue Casa payment of access charges in the amount of $300,000.  The Company denies that it owes Blue Casa payment of access charges.  The Company filed a motion for Summary Judgment to dismiss the complaint which is scheduled to be heard on December 15, 2010.

Hypercube/KMC – On April 30, 2007, the Company initiated litigation against KMC Data, LLC and its affiliate Hypercube, LLC (collectively referred to herein as “KMC”), or (the “KMC Litigation”).  KMC, in turn, filed various counterclaims against the Company.  The KMC Litigation concerns the issue of whether or to what extent the Company is obligated to pay KMC fees related to the transmission and routing of wireless communications traffic, and if so, what rates would be appropriate.  As of September 30, 2010, there are approximately $1.2 million of charges that the Company disputes.  As of September 30, 2010, the Company has recorded the $1.2 million in accounts payable, with a corresponding offset to unresolved disputed amounts.  On August 6, 2007, the Court stayed the KMC Litigation pending referral of certain issues in the case to the Federal Communications Commission under the doctrine of primary jurisdiction.  The case is currently stayed. The Compnay cannot predict the outcome of these proceedings at this time or how long the court's stay will remain in place. A ruling aginast the Company could have a material adverse impact on its operating results, financial condition and business performance.

A Network Service Provider – On October 12, 2010, the Company was served a complaint filed by a network service provider (“NSP”) against the Company asserting various causes of action.  The NSP claims that the Company owes various charges totaling $503,564. The Company denies that it owes this amount and is vigorously disputing a significant portion of the asserted amount owed. The Company believes it has adequately reserved for amounts, if any, owed.

The Company settled separate lawsuits with two former employees during the years ended December 31, 2009 and 2008 for an aggregate amount of $339,000.  The settlement amount is payable in monthly installments of approximately $13,000.  Included in accrued expense as of September 30, 2010 is $103,000 on account of these settlements.

An Interexchange Carrier – An interexchange carrier (IXC) asserts to the Company that it is owed approximately $284,000 in past due disputed and undisputed charges.  The carrier and the Company have been engaged in discussions to resolve these payment issues and have created a payment plan that to resolve the outstanding balance. The carrier is also one of the Company’s customers

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  The Company has not made all of the payments claimed by the USAC in a timely manner, including payments owed pursuant to agreed upon payment plans with the Company.  The USAC has transferred some of these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred the unpaid amounts to the Department of the Treasury.  If the amounts are not resolved, they may then be transferred to the Department of Justice for collection action.  With each transfer, additional fees, surcharges and penalties are added to the amount due.  As of September 30, 2010, the Company has recorded $1.0 million in accounts payable in connection with the USF.  The Company is working with USAC and the FCC to resolve these amounts in a long term payment program. Failure to finalize the proposed payment plan would likely have a material adverse effect on the Company.

Payphone Service Providers (PSP) – On January 20, 2010, a group of 14 payphone providers filed a complaint against the Company for unjust business practices and related damages.  Under certain circumstance, payphone service providers (PSPs) are eligible for per call compensation to be paid by the IXC that terminates the call. This PSP group contends that the Company has not provided proper call detail records to allow the PSP parties to bill the ultimate responsible parties for their call, and as such, the Company should be responsible for the charges.  The Company refutes this position based, among other things, upon the fact that the Company has itself not received the proper data records for the PSP parties to fulfill these requests. On October 12, 2010, the Company and the PSP providers entered into a confidential settlement that has resolved the matter and the Company will record a non-material, non-recurring gain in the three month period ending December 31, 2010.

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accounts payable is $182,000 at September 30, 2010 for unpaid amounts.

12 — Income Taxes

At September 30, 2010, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $47.2 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Current assets and liabilities:
Current assets and liabilities:
Deferred revenue	$78	$(187)
Bad Debt	194	298
Accrued expenses	1,280	(110)
	1,552	1
Valuation allowance	(1,552)	(1)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$(24)	$40
Net operating loss carryforward	18,909	19,705
	18,885	19,745
Valuation allowance	(18,885)	(19,745)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Nine months Ended September 30,
	2010	2009
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at September 30, 2010 and December 31, 2009.

The Company has adopted the provision of FASB ASC 740, “Income Taxes” which clarifies the accounting for uncertainty in tax positions.  FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations.  At September 30, 2010, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of September 30, 2010, the Company has no accrued interest and penalties related to uncertain tax positions.

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

13 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Nine months Ended September 30,
	2010	2009
	(unaudited)
Cash paid:
Interest	$386	$310

Non-cash information:

Issuance of common stock for cashless exercise of warrants	$—	$5

Note payable replacing equipment capital leases	$—	$329

Stock and warrants issued for debt	$72	$—

Fair value of debt discount	$—	$361

Liability for warrant put feature	$280	$—

Reclassification of shares and warrants put liability to equity	$53	$78

14 — Consulting Fee

Effective September 1, 2009, the Company entered into a consulting agreement with one of its board members to provide consulting services.  The Company was obligated to pay $6,250 per month plus out of pocket expenses for these services for the period September 1, 2009 to October 31, 2009 and $10,000 per month plus out of pocket expense thereafter.  The Company incurred consulting fees under this agreement in the amount of $90,240 for the nine months ended September 30, 2010.

15 — Subsequent Event

Secured Notes Extension –  On October 5, 2010, the Company entered into a Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with these note holders that extended the due date to July 15, 2012. Pursuant to the Amended Loan Agreement, the principal balance of $1,920,000 continues to bear interest at a rate of 13% per annum with a quarterly incremental principal payback schedule to commence on June 30, 2011 and conclude at the maturity date.  The Company issued to the Lenders warrants for an aggregate of an additional 1,920,000 shares of common stock with an exercise price of $0.01, and a term of seven years.  Loan terms also include a conversion option that allows for conversion of any outstanding principal and accrued interest, at the sole discretion of each Lender, at the rate of $0.25 per share, with any amounts converted prior to March 31, 2011 receiving a matching warrant for each share of common stock issued upon conversion, with an exercise price of $0.01 per share.  The Lenders also agreed to terminate their right under the Original Loan Agreement to sell 1,920,000 shares of common stock (previously issued in lieu of warrant exercise) back to the Company for $0.15 per share.

On October 5, 2010, the Company entered into a Amended and Restated Short-Term Loan and Security Agreement (“Amended 2009 Bridge Loan Agreement”) with these note holders that extended the due date to February 28, 2012. Pursuant to the Amended 2009 Bridge Loan Agreement, the principal balance of $462,500 continues to bear interest at a rate of 13% per annum with a quarterly incremental principal payback schedule to commence on May 31, 2011 and conclude at the maturity date.  The Company issued to the Lenders warrants for an aggregate of an additional 462,500 shares of common stock with an exercise price of $0.01, and a term of seven years.  Loan terms also include a conversion option that allows for conversion of any outstanding principal and accrued interest, at the sole discretion of each Lender, at the rate of $0.25 per share, with any amounts converted prior to March 31, 2011 receiving a matching warrant for each share of common stock issued upon conversion, with an exercise price of $0.01 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Report contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Report. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “should”, “intends”, “plans”, “will likely”, “projects” or similar expressions used in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. In addition to the factors set forth in the sections titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this Report and in our Annual Report on “Form 10=K for the year ended December 31, 2009, the following factors, among others, could cause actual results to differ materially form the anticipated results:

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

We enhanced our network’s functionality by implementing Signaling System 7, or SS-7, technology. SS-7 allows access to customers of the local telephone companies, as well as customers of wireless carriers. SS-7 is the established industry standard for reliable call completion, and it also provides interoperability between our VoIP infrastructure and traditional telephone company networks.  While we expect to continue to add to capacity, as of September 30, 2010 and 2009, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure.  We believe that increasing voice minutes utilizing our network expansion will ultimately generate gross margins approximating those generated prior to the network expansion. A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

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

Results of Operations for the Three Months Ended September 30, 2010 and 2009

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended September 30,
	2010	2009
Net revenues	100%	100%
Network costs	70	81
Gross profit	30	19
Operating expenses:
Sales and marketing	5	10
General and administrative	12	25
Total operating expenses	17	35
Operating income (loss)	13	(16)
Gain on forgiveness of debt	3	—
Interest expense	(6)	(11)
Provision for income taxes	—	—
Net income (loss)	10%	(27)%

Net Revenues. Net revenues increased $2.4 million, or 47.1%, to $7.6 million for the three months ended September 30, 2010 from $5.2 million for the three months ended September 30, 2009. Though we have continued to increase new customers, this has been offset by a reduction in offering third party low margin services and attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers.  .

Network Costs. Network costs increased $1.1 million, or 26.9%, to $5.3 million for the three months ended September 30, 2010 from $4.2 million for the three months ended September 30, 2009.  Included within total network costs, variable network costs increased by $1.7million to $5.0 million (65.6% of revenues) for the three months ended September 30, 2010 from $3.3 million (63.0% of revenues) for the three months ended September 30, 2009, with the increase in revenues.  Fixed network costs decreased by $602,000 to $335,000 for the three months ended September 30, 2010 from $937,000 for the three months ended September 30, 2009, with the decrease coming primarily from the elimination of underutilized network components that were in operation during the three months ended September 30, 2009.  There were no significant fixed network expenses added during the three months ended September 30, 2010.  Through the migration of existing customers to the SS-7 based infrastructure and the addition of new customers, the Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure.

Gross margin increased to 30.0% for the three months ended September 30, 2010 from a gross margin of 18.9% for the three months ended September 30, 2009. This increase in gross margin was attributable to cost effective utilization of capacity and decreased fixed network costs. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the three months ended September 30, 2010 was $7,000 as compared to $88,000 for the three months ended September 30, 2009.

Sales and Marketing. Sales and marketing expenses decreased $138,000, or 25.6% to $402,000 for the three months ended September 30, 2010 from $540,000 for the three months ended September 30, 2009. Sales and marketing expenses as a percentage of net revenues were 5.3% and 10.5% for the three months ended September 30, 2010 and 2009, respectively.  The decrease is primarily attributable to a decrease in commissions related to the decrease in ATI revenues from which agent commissions are paid.  In addition, a change in revenue mix resulted in a decrease in certain high percentage commissions.  Sales and marketing expenses included stock-based charges related to warrants and stock options of $0 and $11,000 for the three months ended September 30, 2010 and 2009, respectively.

General and Administrative. General and administrative expenses decreased $381,000 or 30.0% to $887,000 for the three months ended September 30, 2010 from $1.3 million for the three months ended September 30, 2009. General and administrative expenses as a percentage of net revenues were 11.7% and 24.6% for the three months ended September 30, 2010 and 2009, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $2,000 and $54,000 for the three months ended September 30, 2010 and 2009, respectively.  Not including the reduction in stock based charges, general and administrative expenses decreased $329,000.  The reduction in workforce, salary reductions from continuing employees during the second half of 2009 and in 2010 and a reduction in professional service costs were the most significant factors in the decrease in general and administrative expenses for the three months ended September 30, 2010.  In addition, a reduction in rent and overall cost cutting measures contributed to the decrease.

Settlements Due and Contingent Gains.   During the three months ended September 30, 2010, the Company entered into numerous payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $261,000 in the three months ended September 30, 2010.

Interest Expense, net. Interest expense, net decreased $43,000, or 7.9%, to $500,000 for the three months ended September 30, 2010 from $543,000 for the three months ended September 30, 2009.  Interest expense for the three months ended September 30, 2010 includes $247,000 from the amortization of debt discount and deferred loan cost related to the Moriah credit facility as compared to $91,000 in the September 30, 2009 quarter.  Interest expense related to the secured promissory notes was $79,000 for the three months ended September 30, 2010 as compared to $143,000 for the three months ended September 30, 2009.

Results of Operations for the Nine months Ended September 30, 2010 and 2009

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Nine months Ended September 30,
	2010	2009
Net revenues	100%	100%
Network costs	71	80
Gross profit	29	20
Operating expenses:
Sales and marketing	6	10
General and administrative	14	23
Total operating expenses	20	33
Operating income (loss)	9	(13)
Gain on forgiveness of debt	8	—
Interest expense	(7)	(15)

Net income (loss)	10%	(28)%

Net Revenues. Net revenues increased approximately $2.5 million to $19.3 million for the nine months ended September 30, 2010 from $16.8 million for the nine months ended September 30, 2009. Though we have continued to increase new customers, this has been offset by a reduction in offering third party low margin services and attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers.   The addition of new customers contributed approximately $1.7 million to revenue in the nine months ended September 30, 2010 with an additional $10.3 million attributable to increasing revenues from existing customers. These gains were offset by an approximate $9.5 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.  One customer accounted for 30% of net revenues for the nine months ended September 30, 2010.

Network Costs. Network costs increased $181,000, or 1.3%, to $13.7 million for the nine months ended September 30, 2010 from $13.5 million for the nine months ended September 30, 2009.  Included within total network costs, variable network costs increased by $2 million to $12.4 million (64.2% of revenues) for the nine months ended September 30, 2010 from $10.4 million (61.7% of revenues) for the nine months ended September 30, 2009, with the increase in revenues.  Fixed network costs decreased by $1.8 million to $1.3 million for the nine months ended September 30, 2010 from $3.1 million for the nine months ended September 30, 2009, with the decrease coming primarily from the elimination of underutilized network components that were in operation during nine months ended September 30, 2009.  There were no significant fixed network expenses added during the nine months ended September 30, 2010.  Through the migration of existing customers to the SS-7 based infrastructure and the addition of new customers, the Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure.

Gross margin increased to 29.3% for the nine months ended September 30, 2010 from a gross margin of 19.8% for the nine months ended September 30, 2009. This increase in gross margin was attributable to the increasing utilization of capacity and decreased fixed network costs. The Company expects to continue to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the nine months ended September 30, 2010 was $18,000 as compared to $265,000 for the nine months ended September 30, 2009.

Sales and Marketing. Sales and marketing expenses decrease $448,000, or 27.2% to $1.2 million for the nine months ended September 30, 2010 from $1.6 million for the nine months ended September 30, 2009. Sales and marketing expenses as a percentage of net revenues were 6.2% and 9.8% for the nine months ended September 30, 2010 and 2009, respectively.  The decrease is primarily attributable to a decrease in commissions related to the decrease in ATI revenues from which agent commissions are paid.  In addition, a change in revenue mix resulted in a decrease in certain high percentage commissions.   Sales and marketing expenses included stock-based charges related to warrants and stock options of $3,000 and $33,000 for the nine months ended September 30, 2010 and 2009, respectively.

General and Administrative. General and administrative expenses decreased $1.2 million or 30.8% to $2.7 million for the nine months ended September 30, 2010 from $3.9 million for the nine months ended September 30, 2009. General and administrative expenses as a percentage of net revenues were 13.9% and 23.1% for the nine months ended September 30, 2010 and 2009, respectively. General and administrative expenses included stock-based charges related to warrants and stock options of $17,000 and $147,000 for the nine months ended September 30, 2010 and 2009, respectively.  Not including the reduction in stock based charges, general and administrative expenses decreased $1.1 million.  The reduction in workforce, salary reductions from continuing employees during the second half of 2009 and in 2010 and a reduction in professional service costs were the most significant factors in the decrease in general and administrative expenses for the nine months ended September 30, 2010.  In addition, a reduction in rent and overall cost cutting measures contributed to the decrease.

 Settlements Due and Contingent Gains.   During the nine months ended September 30, 2010, the Company entered into numerous payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of  $261,000 and $907,000 in the three and nine months period ended September 30, 2010, respectively.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $0 and $685,000 for the same periods.  The CLEC accounts payable were written off based on a two year statue of limitations on such accounts payable balances. These transactions reduced accrued expenses by $1,535,000 and reduced accounts payable by $1,863,000. These transactions also resulted in vendor settlements payable of $2,152,000 at September 30, 2010 including $1,064,000 of deferred gains subject to timely payments and issuance of 1,610,069 shares of common stock valued at $30,000. The settlements will be paid in periods ranging from one to thirty five months with an aggregate monthly payment of approximately $56,000.   The Company will continue to approach vendors to enter into similar agreements as well as continuing to write-off certain CLEC accounts payable under statute of limitations.  Some of these settlement agreements are in default.

Interest Expense, net. Interest expense, net decreased $1.1 million, or 54.5%, to $1.4 million for the nine months ended September 30, 2010 from $2.5 million for the nine months ended September 30, 2009.  Interest expense for the nine months ended September 30, 2010 includes $296,000 from the amortization of debt discount and deferred loan cost related to the Moriah credit facility as compared to $623,000 in the nine months ended September 30, 2009.  Interest expense related to the secured promissory notes was $236,000 for the nine months ended September 30, 2010 as compared to $1.0 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010, we had $510,000 in cash as compared to cash of $99,000 and a bank overdraft of $177,000 at December 31, 2009.  The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $19.4 million at September 30, 2010 and negative $21.5 million at December 31, 2009.

Significant changes in cash flows from September 30, 2010 as compared to September 30, 2009:

Net cash provided by operating activities was $889,000 for the nine months ended September 30, 2010 as compared to cash used in operating activities of $88,000 for the nine months ended September 30, 2009. The most significant change that contributed to cash from operating activities was net income for the nine months ended September 30, 2010 of approximately $2.0 million. This was offset by non-cash gain on debt write-off and forgiveness of $1.6 million as well as an increase in accounts receivable of $1.4 million. The significant adjustment increasing cash from operating activities in the nine months ended September 30, 2010 was the increase in accounts payable and accrued expenses of $2.3 million as adjusted for non-cash replacement of these accounts by notes payable and contingent gains.

Net cash used in investing activities for the nine months ended September 30, 2010 was $50,000 which was attributable to the purchase of network-related equipment. There were no purchases of property and equipment in the nine months ended September 30, 2009.

Net cash used in financing activities for the nine months ended September 30, 2010 was $428,000 as compared to cash used in financing activities of $13,000 for the nine months ended September 30, 2009. The uses of cash for financing activities for the nine months ended September 30, 2010 were $201,000 in note payments, $50,000 principal reduction on line of credit and the $177,000 pay-down of a bank overdraft.  Net cash used in financing activities for the nine months ended September 30, 2009 included the $306,000 pay-down of a bank overdraft and $34,000 in note payments offset by  $152,000 borrowings from related parties and a $175,000 increase in a line of credit as sources of funds.

The Company is reporting net income of $1,990,000 for the nine months ended September 30, 2010 but has a history of losses and incurred a net loss of $4,637,000 for the comparable nine month period ended September 30, 2009.  In addition, the Company had total stockholders’ deficit of $18,334,000 and a working capital deficit of $19,354,000 as of September 30, 2010.  The Company anticipates it may not have sufficient cash flows to fund its operations over the next twelve months without the completion of additional financing. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations, such as those discussed below, that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm relating to December 31, 2009 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 10, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,550,000.  At September 30, 2010, the Company had borrowed $2,500,000.  These agreements include financial and other covenants that the Company needed to maintain at September 30, 2010.  The availability of loan amounts under the agreements expire on March 31, 2011.  The Company was not in compliance with certain covenants as of September 30, 2010, and accordingly, Moriah may call the loan due at any time.  The Company has other significant matters of importance, including: contingencies such as vendor disputes and lawsuits discussed in Note 11, and covenant defaults on the secured notes as discussed in Note 7 that could cause an acceleration of those amount due.  There can be no assurance that the Company will be successful in causing the defaults to be waived. These matters and lawsuits discussed in Note 11, individually or in the aggregate, could have material adverse consequences to the Company’s operations and financial condition at any time.

Management believes that the historic losses are primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base, in order for the Company to be profitable on a sustained basis. The Company expects to require outside financing until such time as it can sustain positive cash flow from operations and alleviate its current debt obligations.   In November and December 2007, the Company received $600,000 and in the period from January to June 2008 the Company received an additional $1,320,000 and an additional $462,500 from November 2008 to February 2009 pursuant to the sale of secured notes with individual investors for general working capital. The terms of the secured notes are 18 months maturity (beginning in February 28, 2010 and July 15, 2010 for the short-term loan and security agreement) with an interest rate of 13% per annum due at the maturity date.  The secured notes are secured by substantially all of the assets of the Company.  The Company is also required to pay an origination fee of 3.00% and documentation fee of 2.50% of the principal amount of the secured notes at the maturity date.  Prepayment of the credit facilities requires payment of interest that would have accrued through maturity, discounted by 20%, in addition to principal, accrued interest and fees. The Company can continue to sell similar secured notes up to a maximum offering of $3 million. The $462,500 of secured notes are due February 28, 2012 and $1,920,000 of secured notes are due July 15, 2012.  There can be no assurance that the Company will be successful in completing any required financings or that it will continue to expand its revenue.  Should the Company be unsuccessful in any additional required financings material adverse consequences to the Company could occur such as cessation of operations.

The Company may be required to obtain other financing during the next three months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. The Company is working through a debt and obligations restructuring plan which includes negotiations with certain vendors that resulted in the issuance of shares of the Company’s common stock and/or extended installment payments as consideration for reduction of some of the outstanding obligations.  As part of this plan, the Company is working with existing shareholders and potential new investors on a modest round of equity-based financing available to accredited investors that is contingent upon a series of successful debt reduction negotiations. The Company has developed this plan regarding proposed debt to equity conversions and use of proceeds for the potential infusion of capital which is being disseminated among the Company’s shareholders and other prospective investors who are “accredited investors” in accordance with applicable exemptions from the SEC registration requirements for the offering of securities.  Management is working with its vendors in order to secure the continued extension of the credit required to operate until such time that management’s working capital plan can be executed. Management believes that, though cash flows from operations may fund current operations, the debt conversions and additional infusion of capital presently being pursued are integral to management’s plan to retire past due obligations and be positioned for continued operations.  No assurance can be given, however, that the Company could obtain such financing on terms favorable to the Company or at all. Should the Company be unsuccessful in this financing attempt, material adverse consequences to the Company could occur such as cessation of operations.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders. (See Note 6 for further discussion of settlements and accounts payable write-offs.)

Credit Facilities

Revolving Credit Facility – In April 2008, the Company entered into a convertible revolving credit agreement pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million, in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million and in May 2009 the Company entered into Amendment No. 4 to the agreement which increased the access to $2.55 million.  As of September 30, 2010, the Company is permitted to borrow an amount not to exceed 85% of its eligible accounts receivable. As of September 30, 2010, the Company has borrowed $2.5 million. The Company's obligations are secured by all of the assets of the Company.  The availability of loan amounts at December 31, 2009 under the revolving credit agreement was to expire on April 30, 2009.  The Company entered into Amendment No. 5 to the agreement as of January 31, 2010 that extended the expiration to April 30, 2010.  The Company entered into Amendment No. 6 on of September 29, 2010, effective April 30, 2010, that extended the expiration to March, 30, 2011.    Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 15%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on March 30, 2011. (See Note 10 to the Consolidated Financial Statements for detailed discussion.)

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

Goodwill

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At September 30, 2010, management does not believe there is any impairment in the value of goodwill.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at September 30, 2010 and 2009. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of September 30, 2010 and December 31, 2009, our net operating loss carryforwards for federal tax purposes were approximately $47.2 million and $49.2 million, respectively.  These net operating losses occurred subsequent to our business combination in December 2006.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of September 30, 2010, there is approximately $2.8 million of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process.

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

The following table reflects a summary of our contractual obligations at September 30, 2010:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital lease obligations	$—	$—	$—	—	—
Operating lease obligations	84	84	—	—	—
Total	$84	$84	$—	$—	$—

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

Interest Rate Market Risk. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, deposits, other current assets, trade accounts payable, accrued expenses, deferred revenue and customer deposits, and current portion of long-term capital lease obligations approximate fair value because of the short period of time to maturity. At September 30, 2010, the carrying value of the capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months  ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

 See Risk Factors in the Form 10-K filed by the Company on April 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

On November 15, 2010, the Company's board of directors extended the terms of the existing employment contract with Mr. Charles Rice, Chairman and Chief Executive Officer, dated January 1, 2004, to December 31, 2015.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

4.1	Form of Warrant for warrants issued to Moriah Capital, L.P.
10.1
Amendment No. 6 dated September 29, 2010, to be effective April 30, 2010, to Loan and Security Agreement between the Company and its subsidiaries, on the one hand, and Moriah Capital, L.P., on the other hand

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

INTERMETRO COMMUNICATIONS, INC.

Dated: November 15, 2010	By:	\s\ Charles Rice Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: November 15, 2010	By:	\s\ David Olert David Olert
Chief Financial Officer and Director