Form 10-K
period 2010-12-31
InterMetro Communications, Inc.
filed 2011-03-30
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       □                                   Accelerated Filer       □                                          Non-accelerated filer    □                               Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the average of the bid and ask prices reported by the OTC Bulletin Board on March 15, 2011, was approximately $685,000.

There were 72,975,423  shares outstanding of the registrant’s Common Stock as of  March 15, 2011.

Documents Incorporated by Reference:  None

i

Cautionary Note Regarding Forward-Looking Statements

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

ii

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

Our goal is to displace the current long distance carriers as the presumed choice for voice transport services. We also intend to become a significant provider of VoIP infrastructure services for traditional phone companies and wireless carriers, as well as new high growth entrants in the consumer voice services market such as broadband phone companies and cable operators. We also package our VoIP services into calling cards and prepaid services. We have developed plug-and-play technology designed to enable IP devices, such as broadband phones and videophones, to be plugged directly into end users’ broadband internet routers, allowing for instant use of our services without having to configure the device or install any software to interoperate with our network. These technologies are expected to be sold under private label third-party arrangements.  We sell our services through our direct sales force and independent sales agents. Our calling cards and prepaid services are primarily sold by our retail distribution partners. We believe that our proprietary technology and management experience in the communications industry, and in particular with VoIP, will enable us to benefit from the adoption of VoIP technologies by traditional phone companies. The wide-spread adoption of VoIP in the telecommunications industry may not materialize, however, and our business may not benefit from any adoption that does occur.

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

We are the owners of one patent and two patent applications filed with the U.S. Patent and Trademark Office. Our patent relates to a system for routing toll free telephone calls. Both of our patent applications have been published. One patent application relates to the technology which combines instant messenger services with voice services. The other application relates to a method for transporting voice calls utilizing a combination of Internet Protocol and Asynchronous Transfer Mode. We are working with legal counsel to make all necessary filings to advance the examination of both patent applications.  In January 2011 we filed a provisional patent with the U.S. Patent and Trademark Office relating to a proprietary system for lowest cost routing of voice calls over our network.

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

Employees

As of December 31, 2010, we had 29 employees, all of whom were full time and located in the United States. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Item 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties including the material risks described below. If any of these risks materialize, our business, financial condition or operating results could be adversely affected. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently do not deem material also may become important factors that may materially and adversely affect our business.

Risks Related To Our Business

We have a limited operating history, which could make it difficult to accurately evaluate our business and prospects.

We began offering VoIP services in March 2004. Accordingly, we have a relatively limited operating history and, as a result, we have limited historical financial data that you can use to evaluate our business and prospects. In addition, we derive nearly all of our revenue from VoIP services, which utilize a relatively new technology that has undergone rapid changes in its short history. Our business model is also evolving and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain. Although we have experienced revenue growth in the past, we have not been able to sustain this growth. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

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

We have a working capital deficit and had losses in the past, which raise doubt about our ability to continue as a going concern.

We have a working capital deficit of $16.3 million as of December 31, 2010.  Though we were profitable in the year ended December 2010, we had net losses in previous years and we will have to generate and sustain significant gross margin to maintain profitability. Our increasing gross margin growth trends in prior periods may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and due to factors that we cannot foresee.  We have past due balances with certain vendors that may result in collection actions unless we settle them.  We may not generate sufficient funds to bring these accounts current.

Our ability to continue as a going concern may require additional financings if our ability to generate cash from operations does not fund required payments on our debt obligations.  Obligations to our debt holders include interest and principal payments to our secured note holders (see Note 7 to the Consolidated Financial Statements), principal and interest due on our revolving line of credit (see Note 11 to the Consolidated Financial Statements) and settlement payments due (see Note 6 to the Consolidated Financial Statements).

If the Company were to require additional financings in order to fund ongoing operations until such time as the Company continues to consistently achieve positive cash flow from operations, there can be no assurance that we will be successful in completing the required financings or that we will continue to maintain or increase our gross margin.

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

A substantial portion of our revenue is generated from a limited number of carrier customers, and if we lose a major customer our revenue and profits could decrease.

A substantial portion of our revenue is generated from a limited number of our carrier customers. Our top 10 customers have accounted for approximately 77.0% and 50.8% of our revenues for the years ended December 31, 2010 and 2009, respectively. Further, one such customer accounted for 28.1% of revenue for the year ended December 31, 2010. We expect that a limited number of carrier customers may continue to account for a significant percentage of our revenue and the loss of, or material reduction of, their purchases could materially decrease our revenue and profits and harm our business.

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

We depend on the continued contributions of our senior management and skilled employees. We do not maintain key person life insurance policies on any of our officers. There is a risk that the loss of a significant number of key personnel could have negative effects on our results of operations. We may not be able to attract and hire highly skilled personnel to replace lost employees necessary to carry out our business plan. There is also a risk that management may not be able to adopt or maintain an organizational structure that meets its objectives, including managing costs and attracting and retaining key employees.

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

It is not unusual in our industry to occasionally have disagreements with vendors and other third parties relating to amounts claimed due in connection with the services provided by us or companies like us.  To the extent we are unable to favorably resolve these disputes, our revenues, profitability or cash may be adversely affected.  We currently have a dispute reserve of approximately $1.0 million which is management’s estimate of disputes that will be resolved in our favor.  The majority of this dispute reserve relates to the difference in pricing that we expect to pay when calls originate and terminate in different U.S. states or international jurisdictions versus the characterizations of these calls as being originated and terminated within the same U.S. state.

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

We have entered into a number of settlement and payment plans with vendors.

As a function of the losses the Company experienced in years prior to 2010, the Company delayed payments due to certain of its vendors.  During 2010, we entered into a number of payment plan agreements with vendors, and we will continue to approach vendors to enter into similar agreements.   Although these agreements allowed the Company to record a gain on forgiveness of debt for 2010 (see Note 6 to the Consolidated Financial Statements), our repayment obligations under the agreements entered into to date totals an aggregate of approximately $78,000 per month.

We may pursue the acquisition of other businesses in order to grow our customer base and access technology and talent, and any such acquisition may not achieve the desired results or could result in operating difficulties, dilution and other harmful consequences.

We expect to pursue acquisitions in the future as a key component of our business strategy. We do not know if we will be able to successfully complete any future acquisitions. Furthermore, we do not know that we will be able to successfully integrate any other acquired business, product or technology or retain any key employees of any acquired business. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our results of operations and financial condition will suffer. There may not be attractive acquisition opportunities available to us in the future. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

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

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be designated as a “penny stock” according to Securities and Exchange Commission rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently listed on the NASD’s OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

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

As of December 31, 2010, our executive officers, directors, and principal shareholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 71% of our outstanding common stock. These shareholders are able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our shareholders.

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

Section 404 of SOX requires us to include an internal controls report from management in our Annual Reports on Form 10-K, and we are required to expend significant resources in developing the necessary documentation and testing procedures. Given the risks inherent in the design and operation of internal controls over financial reporting, we evaluated our system of internal controls and concluded that our internal controls over financial reporting is not effective. If our internal controls are not designed or operating effectively, we are required to disclose that our internal control over financial reporting was not effective, as we have done in this Annual Report under Item 9A. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to.

Our management has identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2010, which, if not remediated, could result in material misstatements in our annual or interim financial statements in future periods.

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010. The deficiencies noted at December 31, 2010 were also identified as existing as of December 31, 2009.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In May 2007 and January 2008 we registered an aggregate of 21,429,000 shares and shares underlying warrants, or 29% of our common stock currently outstanding, for resale in the public market pursuant to Form SB-2 registration statements. As such shares of our common stock are resold in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of our shares of common stock as well as shares of common stock underlying warrants and options may also be offered from time to time in the open market pursuant to an effective registration statement or Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of six months may, upon filing with the Securities and Exchange Commission a notification on Form 144, sell into the market shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in Simi Valley, California, where we lease a facility with 18,674 square feet of space for $14,000 per month under a lease that expires March 31, 2012. We believe that our space will be adequate for our needs and that suitable additional or substitute space in the future will be available to accommodate the foreseeable expansion of our operations. We also lease collocation space for our VoIP equipment in carrier class telecommunications facilities in major metropolitan markets throughout the U.S. and expect to add additional collocation facilities as we expand our VoIP network.

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

A Network Service Provider – On September 22, 2010, the Company was served a complaint filed in the Superior Court of California, Ventura County, by MPower Communications Corp (“MPower”), a network service provider, against the Company asserting various causes of action.  MPower claims that the Company owes various charges totaling $505,583. The Company denies that it owes this amount and is vigorously disputing a significant portion of the asserted amount owed. The Company believes it has adequately reserved for amounts, if any, ultimately determined to be owed.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2008 and 2009 the Company did not make all of the payments claimed by the USAC in a timely manner and USAC transferred these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred some of these unpaid amounts to the Department of the Treasury which worked with the Company to establish long term payment plans.   Should any of the remaining unpaid amounts with the FCC transfer from the FCC to Treasury, additional fees, surcharges and penalties will be added to the amount due.  As of December 31, 2010, the Company has recorded an aggregate $1.3 million in connection with the USF.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts under long term payment programs.  Failure to finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the OTC Bulletin Board and trades under the symbol “IMTO.” At the close of business on March 15, 2011, there were 72,975,423 issued and outstanding common shares which were held by approximately 86 shareholders of record, of which 17,035,000 shares were freely tradable. The balance is restricted stock as that term is used in Rule 144 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

There is currently minimal trading volume for our securities.  The following table sets forth certain information with respect to the high and low market prices of our common stock for the periods indicated in the years ending December 31, 2010 and 2009.  These quotations, as provided by the OTC Bulletin Board, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction prices between dealers.

Year	Quarter	High	Low
2011	First (thru March 15, 2011)	$0.06	$0.03
2010	Fourth	0.06	0.01
	Third	0.03	0.01
	Second	0.02	0.01
	First	0.02	0.01
2009	Fourth	0.02	0.01
	Third	0.04	0.01
	Second	0.05	0.02
	First	0.08	0.01

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders:
2004 Stock Option Plan	3,650,688	$0.01	- 0-
2007 Omnibus Stock and Incentive Plan	2,950,000	$0.25	9,521,678

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

As of December 31, 2010, we had stock options to purchase 3,650,688 shares of our common stock outstanding under the 2004 plan all fully vested and exercisable for a period of ten years from the date of initial grant by InterMetro. On November 15, 2010, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of the stock options under the 2004 Plan to $0.01, the closing price of the Company’s common stock on that date. The Company recognized a charge of $14,000 related to the re-pricing.

For the fiscal years ended December 31, 2010 and 2009, InterMetro issued no stock options under the 2004 plan.  As of December 31, 2010, 1,232,320 of the Company’s outstanding stock options issued pursuant to the 2004 Plan have been exercised.

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

The 2007 Plan will be administered by the Compensation Committee once this committee is formed, which will at all times be composed of two or more members of the Board of Directors who are not our employees or consultants. Until a Compensation Committee is formed, the 2007 Plan is administered by a majority of independent directors.  Any employee or director of, or consultant for, us or any of our subsidiaries or other affiliates will be eligible to receive awards under the 2007 Plan. We have reserved 8,903,410 shares of common stock for awards under the 2007 Plan. In addition, on each anniversary of the 2007 Plan’s effective date on or before the fifth anniversary of the effective date, the aggregate number of shares of our common stock available for issuance under the 2007 Plan will be increased by the lesser of (a) 5% of the total number of shares of our common stock outstanding as of the December 31 immediately preceding the anniversary, (b) 4,713,570 shares, or (c) a lesser number of shares of our common stock that our board, in its sole discretion, determines. In general, shares reserved for awards that lapse or are canceled will be added back to the pool of shares available for awards under the 2007 Plan.

Awards under the 2007 Plan are forfeitable until they become vested. An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the Compensation Committee or the independent directors administering the 2007 Plan) are satisfied. The vesting conditions may include performance of services for a specified period, achievement of performance objectives, or a combination of both. The Compensation Committee also will have authority to provide for accelerated vesting upon occurrence of an event such as a change in control. The 2007 Plan specifically prohibits the Compensation Committee (or the independent directors administering the 2007 Plan) from repricing any stock options or stock appreciation rights. In general, awards under the 2007 Plan may not be assigned or transferred except by will or the laws of descent and distribution. However, the Compensation Committee (or the independent directors administering the 2007 Plan) may allow the transfer of NSOs to members of a 2007 Plan participant’s immediate family or to a trust, partnership, or corporation in which the parties in interest are limited to the participant and members of the participant’s immediate family.

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

For the fiscal years ended December 31, 2010 and 2009, no shares of common stock under the 2007 plan were issued. As of December 31, 2010, none of the Company’s outstanding stock options issued pursuant to the 2007 Plan have been exercised.

Item 6. Selected Financial Data.  Reserved

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements.

Overview

History . InterMetro began business as a VoIP on December 29, 2006 and began generating revenue at that time. Since then, we have increased our revenue to approximately $28.0 million for the year ended December 31, 2010.

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

Our Business Model

Historically, we have implemented our business plan through the expansion of our VoIP infrastructure. Since our inception, we have grown our customer base, including the customers from our recent acquisition, to include over 200 customers, including several large publicly-traded telecommunications companies and retail distribution partners. In connection with the addition of customers and the provision of related voice services, we have expanded our national VoIP infrastructure.

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

 Results of Operations

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Year Ended December 31,
	2010	2009

Net revenues	100%	100%
Network costs	71	77
Gross profit	29	23
Operating expenses:
Sales and marketing	5	10
General and administrative	14	22
Total operating expenses	19	32

Operating income (loss)	10	(9)

Interest expense	(7)	(13)
Accounts payable write off and gain on forgiveness of debt	8	-
Income (loss) before provision for income tax	11	(22)
Provision for income taxes	(-)	(-)
Net income (loss)	11%	(22)%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Revenues.  Net revenues increased $5.7 million, or 25.6%, to $28.0 million for the year ended December 31, 2010 from $22.3 million for the year ended December 31, 2009. Though we have continued to increase new customers, this has been offset by a reduction in offering third party low margin services and attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers, primarily attributable to ATI.  The addition of new customers contributed approximately $3.4 million to revenue in the twelve months ended December 31, 2010 with an additional $14.2 million attributable to increasing revenues from existing customers. These gains were offset by an approximate $11.8 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.  Three customers accounted for 59% of net revenues for the year ended December 31, 2010.

Network Costs.  Network costs increased $2.7 million, or 15.7%, to $19.8 million for the year ended December 31, 2010 from $17.1 million for the year ended December 31, 2009.  Included within total network costs, variable network costs increased by $5.1 million to $18.4 million (65.5% of revenues) for the year ended December 31, 2010 from $13.3 million (59.3% of revenues) for the year ended December 31, 2009, as revenues increased by 25.6%, as a result of increased efficiency in network utilization. A significant component of better network utilization and cost savings has been the development of vendor relationships that maximize the lowest cost routing of calls across our network.  Fixed network costs decreased by $2.5 million to $1.4 million for the year ended December 31, 2010 from $3.9 million for the year ended December 31, 2009, with the decrease coming primarily from the elimination of underutilized network components that were in operation during year ended December 31, 2009.  There were no significant fixed network expenses added during the year ended December 31, 2010.  Through the migration of existing customers to the SS-7 based infrastructure and the addition of new customers, the Company expects to generate improved gross margins as it increases the utilization of its SS-7 network infrastructure.

Gross margin increased to 29.4% for the year ended December 31, 2010 from a gross margin of 23.3% for the year ended December 31, 2009. This increase in gross margin was attributable to the increasing utilization of capacity and decreased fixed network costs. The Company expects to continue to generate similar gross margins as it increases the utilization of its SS-7 network infrastructure in the future through increased sales.

Depreciation expense included within network costs for the year ended December 31, 2010 was $28,000 as compared to $297,000 for the year ended December 31, 2009.  A significant portion of our network equipment has been fully depreciated.

Sales and Marketing. Sales and marketing expenses decreased $821,000, or 37.6% to $1.4 million for the year ended December 31, 2010 from $2.2 million for the year ended December 31, 2009. Sales and marketing expenses as a percentage of net revenues were 4.9% and 9.8% for the year ended December 31, 2010 and 2009, respectively.  The decrease is primarily attributable to a decrease in commissions related to the decrease in ATI revenues from which agent commissions are paid.  In addition, a change in revenue mix resulted in a decrease in certain high percentage commissions.   Sales and marketing expenses included stock-based charges related to warrants and stock options of $3,000 and $43,000 for the years ended December 31, 2010 and 2009, respectively.

General and Administrative. General and administrative expenses decreased $1.1 million or 21.9% to $4.0 million for the year ended December 31, 2010 from $5.1 million for the year ended December 31, 2009. General and administrative expenses as a percentage of net revenues were 14.2% and 22.8% for the year ended December 31, 2010 and 2009, respectively.  The reduction in workforce, salary reductions from continuing employees during the second half of 2009 and in 2010 and a reduction in professional service costs were the most significant factors in the decrease in general and administrative expenses for the year ended December 31, 2010.  In addition, a reduction in rent and overall cost cutting measures contributed to the decrease. General and Administrative expense include bad debt expense of $466,000 and $318,000 for the year ended December 31, 2010 and 2009, respectively.

Accounts Payable Write Off and Gain on Forgiveness of Debt.  During the year ended December 31, 2010, the Company entered into numerous payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of  $1,243,000 for the year ended December 31, 2010.  The settlements will be paid in periods ranging from one to thirty two months with an aggregate monthly payment of approximately $78,000.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $963,000 for the same period.  The CLEC accounts payable were written off based on a two year statue of limitations on such accounts payable balances. Also, the Company has a policy, based on the statute of limitations, to write-off accounts payable more than four years old with no current activity and three years when there is no written agreement. The Company recorded gain of $147,000 related to these write-offs.  The Company will continue to approach vendors to enter into similar agreements as well as continuing to write-off certain CLEC accounts payable under statute of limitations.

Interest Expense, net. Interest expense, net decreased $941,000 to $2.0 million for the year ended December 31, 2010 from $3.0 million for the year ended December 31, 2009.  Interest expense for the year ended December 31, 2010 includes $568,000 amortization of debt discount and deferred loan costs related to the Moriah credit facility as compared to $709,000 for the year ended December 31, 2009.  Interest expense related to the secured promissory notes was $316,000 for the year ended December 31, 2010 as compared to $1.1 million for the year ended December 31, 2009.

Fourth Quarter Adjustments.  The Company recorded a number of adjustments during the fourth quarter of the year ended December 31, 2010 that included a $382,000 increase in the reserve for bad debts and a $1.8 million reduction in the dispute reserve against accounts payable. In addition, the gains noted above in “Accounts Payable Write Off and Gain on Forgiveness of Debt” aggregated to $762,000 in the fourth quarter of the fiscal year.

Liquidity and Capital Resources

At December 31, 2010, we had $428,000 in cash as compared to $99,000 in cash at December 31, 2009.

The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $16.3 million at December 31, 2010 as compared to negative $21.5 million at December 31, 2009. Working capital increased primarily due to settlements with vendors that resulted in payment plans over extended terms. (see Note 6 to the Consolidated Financial Statements.)

Significant changes in cash flows for December 31, 2010 as compared to December 31, 2009:

Net cash provided by operating activities was $1.4 million for the year ended December 31, 2010 as compared to net cash provided by operating activities of $68,000 for the year ended December 31, 2009. The most significant change that increased the cash provided by operating activities was net income for the year ended December 31, 2010 of $3.2 million.  Significant adjustments increasing cash from operating activities in 2010 were amortization of debt discount of $288,000, an increase in accounts payable and accrued expenses from December 31, 2009 of $1.6 million and the add-back of non-cash bad debt expense of $466,000. The primary offsets that decreased cash provided by operating activities was an increase in accounts receivable from December 31, 2009 of $1.4 million and non-cash gains of $2.3 million.

Net cash used in investing activities for the year ended December 31, 2010 was $70,000 which was attributable to the purchase of network-related equipment.  There were no equipment purchases in 2009.

Net cash used in financing activities for the year ended December 31, 2010 was $957,000 as compared to cash used in financing activities of $140,000 for the year ended December 31, 2009. Net cash used in financing activities for the year ended December 31, 2010 included principal payments on lines of credit of $555,000, $177,000 elimination of a bank overdraft and $225,000 principal payments on a capital lease note payable.  Net cash used in financing activities for the year ended December 31, 2009 included a $385,000 reduction in the bank overdraft and $101,000 principal payments on a capital lease note payable.  Partially offsetting this use of funds were advances of $153,000 and proceeds from line of credit of $150,000.

The Company had a working capital deficit of $16.3 million and shareholders’ deficit of $16.8 million as of December 31, 2010.  Though we were profitable in the year ended December 2010, which included $2.3 million of non-cash gains, we had net losses in previous years and will have to generate and sustain significant gross margin to maintain profitability. Our ability to continue as a going concern may require additional financings if our ability to generate cash from operations does not fund required payments on our debt obligations.  Obligations to our debt holders include interest and principal payments to our secured note holders (see Note 7 to the Consolidated Financial Statements), principal and interest due on our revolving line of credit (see Note 11 to the Consolidated Financial Statements) and settlement payments due (see Note 6 to the Consolidated Financial Statements).

The Company anticipates it will not have sufficient cash flows to fund its operations through fiscal 2011, or earlier, depending on the results of the negotiations with Moriah Capital, L.P. (“Moriah”). If the Company were to require additional financings in order to fund ongoing operations there can be no assurance that we will be successful in completing the required financings, that could ultimately cause the Company to cease operations.   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 11, the Company entered into agreements with Moriah under which it could borrow up to $2,400,000.  At December 31, 2010, the Company had borrowed $2,000,000. The availability of loan amounts under the agreements expires on March 30, 2011 and all amounts are due at that time. The Company’s management is currently in negotiation with Moriah to extend the due date.

Management believes that the losses in past years were primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base, in order for the Company to become profitable. This resulted in the Company taking on debt and delaying payment to certain vendors.  The Company may be required to obtain other financing during the next twelve months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. Management continues to work with its historical vendors in order to secure the continued extension of credit. Management believes that cash flows from operations and additional debt conversions are integral to management’s plan to retire past due obligations and be positioned for growth.  No assurance can be given, however, that the Company will be successful in restructuring its debt on terms favorable to the Company or at all. Should the Company be unsuccessful in this restructuring, material adverse consequences to the Company could occur.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

Credit Facilities

Revolving Credit Facility – In April 2008, the Company entered into a convertible revolving credit agreement pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million, in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million and in May 2009 the Company entered into Amendment No. 4 to the agreement which increased the access to $2.55 million.  The availability of loan amounts at December 31, 2009 under the revolving credit agreement was to expire on April 30, 2009. The Company entered into Amendment No. 5 to the agreement as of January 31, 2010 that extended the expiration to April 30, 2010.  The Company entered into Amendment No. 6 on September 29, 2010, effective April 30, 2010, that extended the expiration to March, 30, 2011and Amendment No. 7 as of December 31, 2010 that lowered the amount of the principal reduction payments required as of December, 31, 2010.  As of December 31, 2010, the Company is permitted to borrow an amount not to exceed 85% of its eligible accounts receivable. As of December 31, 2010, the Company had borrowed $2.0 million. The Company's obligations are secured by all of the assets of the Company.  Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 15%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on March 30, 2011. (See Note 11 to the Consolidated Financial Statements for detailed discussion.)

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

Revenue Recognition. VoIP services are recognized as revenue when services are provided primarily based on usage. Revenues derived from sales of calling cards through retail distribution partners are deferred upon sale of the cards. These deferred revenues are recognized as revenue generally at the time card minutes are expended. The Company has revenue sharing agreements based on successful collections.  The Company recognizes revenue from these customers at the time of invoicing based on the history of collections with such customers. The Company recognizes revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection is reasonably assured. Deferred revenue consists of fees received or billed in advance of the delivery of the services or services performed in which collection is not reasonably assured. This revenue is recognized when the services are provided and no significant Company obligations remain. The Company assesses the likelihood of collection based on a number of factors, including past transaction history and the credit worthiness of the customer. Generally, the Company does not request collateral from customers. If the Company determines that collection of revenues are not reasonably assured, amounts are deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.  The Company has revenue sharing agreements with certain customers and recognizes revenue at time of invoicing based on the history of collections with such customers.

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

Goodwill

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At December 31, 2010 and 2009, management does not believe there is any impairment in the value of goodwill.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at December 31, 2010 and 2009. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of December 31, 2010 and 2009, our net operating loss carryforwards for federal tax purposes were approximately $46.1 and $49.2 million, respectively.  These net operating losses occurred subsequent to our business combination in December 2006.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of December 31, 2010, there is approximately $1.0 million of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process.

Contractual Obligations

We have no capital lease obligations at December 31, 2010. The operating lease for our corporate offices expires March 31, 2012 with a monthly lease payment of $14,000.  There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations.

The following table reflects a summary of our contractual obligations at December 31, 2010:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital lease obligations	$—	$—	$—	$—	$—
Operating lease obligations	210	168	42	—	—
Total	$210	$168	$42	$—	$—

Off-Balance Sheet Arrangements

We currently do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, foreign currency forward contracts or any other off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk

Foreign Currency Market Risks . We currently do not have significant exposure to foreign currency exchange rates as all of our sales are denominated in U.S. dollars.

Interest Rate Market Risk . Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, deposits, other current assets, trade accounts payable, accrued expenses, deferred revenue and customer deposits, and current portion of long-term capital lease obligations approximate fair value because of the short period of time to maturity. At December 31, 2010, the carrying value of the capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Recent Accounting Pronouncements

For a discussion of the impact of recently issued accounting pronouncements, see the subsection entitled "Recent Accounting Pronouncements" contained in Note 1 of the Notes to Consolidated Financial Statements under "Item 8. Financial Statements and Supplementary Data."

Item 8. Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page F-1 attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

Internal Control over Financial Reporting

The Company’s board of directors was advised by GSI, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2010, GSI identified material weaknesses as defined in Public Company Accounting Oversight Board Standard No. 5,  in the Company’s internal control over financial reporting and in the segregation of duties within the accounting department. The Company is not an accelerated filer and GSI did not perform an audit of the Company’s internal controls. These weaknesses were identified in connection with the audit of the financial statements and reported pursuant to the requirements under Statement on Auditing Standards No. 61, Communications with Audit Committees.

The Company’s control over financial reporting has been identified based on the number of error corrections and adjustments to Company prepared audit schedules made by the Company as part of completing a timely audit process. Additionally, the Company identified significant deficiencies surrounding the financial reporting process. Collectively, these represent a material weakness in the financial reporting process.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2010:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by (“COSO”).

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months  ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On March 28, 2011, the Company appointed Mr. Christopher Fogel to be its Chief Technology Officer. Mr. Fogel has been with the Company since December 2003 and has served as its Vice President of Technology since January 2007.  Also effective March 28, 2011, the previous CTO, Mr. Jon DeOng, will now serve as the Company's Chief Information Officer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table lists our executive officers and directors as of December 31, 2010:

Name	Age	Position

Charles Rice	47	President, Chief Executive Officer and Chairman of the Board
Jon deOng	37	Chief Technology Officer, Director
David Olert	57	Chief Financial Officer
Joshua Touber	48	Director
Robert Grden(1)	47	Director
Douglas Benson(1)	78	Director
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

Joshua Touber has served as a director since January 19, 2007. Mr. Touber has served as a director of InterMetro Delaware since March 2004. Mr. Touber is currently President of TouberMedia, LLC, a media consulting firm. From 1998 to 2003, Mr. Touber was the Chief Operating Officer of Ascent Media Creative Services Group, a subsidiary of Liberty Media Group. In 1995, Mr. Touber founded Virtuosity, a telecommunication services provider that developed the “virtual assistant” product category under the “Wildfire” brand name and has served as its President since its inception.

Robert Grden has served as a director since January 19, 2007. Mr. Grden has served as a director of InterMetro Delaware since August 2004.  Mr. Grden is currently the Executive Director for the Wayne County Employee’s Retirement System where he oversees the defined benefit and defined contribution retirement plans. He has worked for the Wayne County since 1991 and held the position of Deputy County Treasurer/Investments. Prior to that, he was a management consultant with Ernst & Young LLP serving clients in a variety of industries.

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

Board of Directors

Our Board of Directors currently consists of five directors. Messrs. Benson and Grden are “independent” as defined in NASD Marketplace Rule 4200(a)(15). Mr. Touber is not independent as he is being compensated for certain consulting projects.  Mr. Rice, who is our President and Mr. deOng, who is our Chief Technology Officer, are not independent. We plan to appoint additional independent directors so that a majority of our directors are independent.

The Board of Directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms.  Directors in each class will hold office until their successors are elected and qualified. The members of the classes are divided as follows:

•	Class I, whose term expires at the annual meeting of the shareholders to be held in 2011, is comprised of Messrs. Joshua Touber and Douglas Benson;

•	Class II, whose term expires at the annual meeting of the shareholders to be held in 2012, is comprised of Mr. Robert Grden;

•	Class III, whose term expires at the annual meeting of shareholders to be held in 2013, is comprised of Messrs. Charles Rice and Jon deOng.

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

Report of the Audit Committee

Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2010 with senior management. The Audit Committee has also discussed with GSI, our independent auditors, the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from GSI required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with GSI the independence of GSI as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to the Company is compatible with the auditors’ independence for GSI, the Company’s Audit Committee has recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the United States Securities and Exchange Commission. Our Audit Committee did not submit a formal report regarding its findings.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2010 have been complied with on a timely basis.

Item 11. Executive Compensation

Executive Officer Compensation

The following table summarizes compensation paid or accrued by the Company for the years ended December 31, 2010, 2009 and 2008 for services rendered in all capacities, by our chief executive officer and the other most highly compensated executive officers during the fiscal years ended December 31, 2010, 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(1)	Total
Charles Rice Chief Executive Officer and President	2010 2009 2008	$171,452 150,348 150,439	0 0 0	0 0 0	0 0 0	0 0 0	$14,679 14,704 21,764	$186,131 165,052 172,203
Jon deOng Chief Technology Officer	2010 2009 2008	$126,505 126,019 126,506	0 0 0	0 0 0	0 0 0	0 0 0	$17,066 15,775 17,616	$143,571 141,794 144,122
David Olert Chief Financial Officer	2010 2009 2008	$148,459 162,590 158,750	0	0	0	0	$8,960 14,640 16,080	$157,419 177,230 174,830
——————
(1)	Amounts primarily represent medical insurance premiums and reimbursements for automobile and electronic communication device expenses.

Employment Agreements

Effective on or about January 1, 2007, we assumed from InterMetro Delaware certain employment agreements with our Chief Executive Officer, Charles Rice, Chief Technical Officer and Jon deOng. Each of the agreements was originally entered into as of January 1, 2004 with a term ending after five years, with automatic one-year extensions thereafter, unless either we or the executive provides notice of intention not to renew the agreement at least 60 days prior to the end of its term.

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

Pursuant to the employment agreements, Mr. Rice and Mr. deOng, were each granted, on January 2, 2004, options to purchase 308,080 shares of our common stock, as adjusted for the Business Combination. The options for Mr. Rice which had an exercise price of $0.0446 per share and an exercise period of five years, have been fully exercised. The options for Mr. deOng which had an exercise price of $0.0406 and an exercise period of ten years from the date of grant have been fully exercised.

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

Outstanding Equity Awards

The following table sets forth information for each of our executive officers regarding the number of shares subject to exercisable and unexercisable stock options to purchase shares of our common stock at the fiscal year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name	Exercisable(1)	Unexercisable(1)	Price	Date
Charles Rice	- 0 -	- 0 -	$0	-
Chairman, Chief Executive Officer, and President

Jon deOng	- 0 -	- 0 -	$0	-
Chief Technology Officer

David Olert	400,000	- 0 -	$0.25	11/28/12
Chief Financial Officer
——————
(1)	Stock options were granted under our 2007 Stock Plan and vested 40% on the date of grant and 1/12 of the balance each quarter thereafter until the remaining stock options were vested.

Director Compensation

As of January 19, 2007, we approved the following non-employee director compensation program. We generally pay our non-employee directors $1,000 per board meeting attended in person and $500 for each telephonic meeting. In addition, we generally compensate members of our board committees as follows: (i) each member of our Audit Committee receives $500 per meeting and (ii) each member of our Compensation Committee and Nominating and Governance Committee receives $350 per meeting. The Chairman of our Audit Committee also receives an annual retainer of $5,000 per year. We intend to grant our directors options under our 2007 Plan in an amount to be determined prior to grant.  Not withstanding the generally applicable non-employee director compensation program described above, directors were not compensated in the year ended December 31, 2010 for board member duties.

The following table sets forth the compensation paid or accrued by InterMetro for the year ended December 31, 2010 to InterMetro’s directors.

Director Compensation

					Change in
					Pension Value
	Fees				and Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation(1)	Total

Joshua Touber, Director	0	0	0	0	0	$114,317	$114,317
Robert Grden, Director	0	0	0	0	0	0	$0
Douglas Benson, Director	0	0	0	0	0	0	$0
——————
(1)Amount represents consulting fees for special projects and medical insurance premiums.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 31, 2011, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of  January 31, 2011 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 72,975,423 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o InterMetro Communications, Inc., 2685 Park Center Drive, Building A, Simi Valley, California 93065. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Ownership

Charles Rice	28,912,334	(2)	36.5%
Chairman, President,
Chief Executive Officer and Secretary
Jon deOng	2,693,162		3.7%
Chief Technology Officer
David Olert	400,000	(3)	*
Chief Financial Officer
Joshua Touber	10,272,653	(4)	12.9%
Director
Robert Grden	184,848	(5)	*
Director
Douglas Benson	4,013,091	(6)	5.5%
Director
Directors and executive officers	46,476,088		53.7%
as a group (6 persons)
David Singer	4,398,009		6.0%
Former President, Advanced Tel, Inc.
David Marshall
9229 Sunset Boulevard, Suite 505, Los Angeles CA 90069	14,035,742	(7)	17.8%
Sharyar Baradaran
201 Delfern Drive, Los Angeles, CA 90077	4,435,542	(8)	5.9%
Moriah Capital Management
444 Madison Avenue, Suite 201, New York, NY 10022	3,800,000	(9)	4.9%
——————
* Indicates beneficial ownership of less than one percent.

(1)
Unless otherwise indicated and subject to applicable community property laws, to our knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of common stock, except for those owned jointly with that person’s spouse.

(2)
Includes 99,043 shares which may be purchased pursuant to warrants and 426,333 shares which may be acquired pursuant to terms of a convertible promissory note that is convertible at the option of the holder within 60 days of January 31, 2011. Also includes 5,756,298 shares over which Mr. Rice would have voting power pursuant to voting agreements upon the exercise of stock options under the 2004 Plan and 2007 Plan; 698,981 shares from the exercise of stock options under the 2004 Plan by certain current and former employees over which whose shares Mr. Rice maintains voting control; and an additional 4,624,970 owned by certain of our current and former employees over which Mr. Rice maintains voting control.

(3)	Includes 400,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of January 31, 2011.

(4)
Includes 2,115,591shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of January 31, 2011 and 4,294,110 shares which may be acquired pursuant to terms of convertible promissory notes that are convertible at the option of the holder within 60 days of January 31, 2011. Also includes 123,246 shares which are owned by Laurel Research, Inc., of which Mr. Touber is President.

(5)	Includes 184,848 shares which may be purchased pursuant to stock options that are exercisable within 60 days of January 31, 2011.

(6)	Includes 369,694 shares which may be purchased pursuant to warrants and stock options that are exercisable within 60 days of January 31, 2011.

(7)
Includes 680,065 shares owned by David Marshall Inc., of which David Marshall is the chief executive officer; 3,122,240 shares owned by the David Marshall Pension Trust, of which Mr. Marshall is the trustee; 373,441 shares which may be purchased by David Marshall Inc. pursuant to warrants that are exercisable within 60 days of  January 31, 2011; 3,386,955 shares which may be purchased by the David Marshall Pension Trust pursuant to warrants that are exercisable within 60 days of  January 31, 2011; 2,125,333 shares which may be acquired by the David Marshall Pension Trust pursuant to terms of convertible promissory notes that are convertible at the option of the holder within 60 days of January 31, 2011; 648,588 shares owned by Glenhaven Corporation, of which Mr. Marshall is the chief executive officer; and 3,500,000 shares owned by Santa Monica Capital, LLC, of which Mr. Marshall is the manager. Also includes 199,120 shares purchased by David Marshall as reported on his Form 13G filed June 24, 2009.

(8)
Common stock, warrants and convertible promissory note rights to purchase shares are owned by the Baradaran Revocable Trust of which Sharyar Baradaran is the trustee; includes 1,691,066 shares which may be purchased by the Baradaran Revocable Trust pursuant to warrants that are exercisable within 60 days of January 31, 2011 and 426,333 shares which may be acquired pursuant to terms of a convertible promissory note that is convertible at the option of the holder within 60 days of January 31, 2011..

(9)
Includes shares that may be purchased pursuant to warrants that are exercisable within 60 days of January 31, 2011.  Each of the subject warrants provide that the holder shall not be entitled to purchase shares under the warrant in an amount that would cause the holder to beneficially own more than 4.99% of the issued and outstanding common shares of the Company, with such limitation voidable by the holder upon 75 days prior notice to the Company.  Accordingly, a total of 8,700,000 additional shares subject to the subject warrants are not deemed to be beneficially owned and are excluded from the total.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Voting Agreements

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

Director Independence

See "Item 10. Directors, Executive Officers and Corporate Governance"

Item 14. Principal Accountant Fees and Services

Gumbiner Savett, Inc. (“GSI”) is our principal accountant firm.  GSI has not provided any non-audit services to us during the years ended December 31, 2010 and 2009. The Audit Committee of our Board of Directors has considered whether the provision of non-audit services are compatible with maintaining GSI independence.

Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s Annual Report on Form 10-K.

Audit Fees (in thousands):

	2010	2009

Audit Fees (1)	$125	$219
All other fees	-	-
	$125	$219
——————
(1)	Audit Fees paid to Gumbiner Savett consist of fees for the audit of our financial statements and review of the interim financial statements included in our quarterly reports.

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

Item 15. Exhibits

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Certificate for Common Stock
4.2 *	2004 Stock Option Plan (1)
4.3 *	2007 Omnibus Stock and Incentive Plan (1)
4.4 *	Form of Stock Option Agreement
4.5	Form of Placement Agent Warrant (3)
4.6	Form of Bridge Financing Warrant (3)
4.7	Form of Exchange Agreement, dated as of December 29, 2006 (4)
4.8	Credit Term Agreement for the Bridge Financing, dated December 14, 2006 (4)
4.9	Initial Registration Rights Agreement, dated as of December 29, 2006 (4)
4.10	Additional Registration Rights Agreement, dated as of December 29, 2006 (4)
4.11	Stock Purchase Agreement dated as of March 30, 2006 between InterMetro and David Singer (3)
4.12	Common Stock Purchase Warrant (5)
4.12.1 +	Form of Secured Note Financing Warrant
9.1	Voting Trust Agreement, dated as of December 29, 2006 (4)
9.2	Voting Trust Agreement, dated as of December 29, 2006 (4)
10.1 *	Employment Agreement dated as of January 1, 2004 between InterMetro and Charles Rice, as amended (3)
10.2 *	Employment Agreement dated as of January 1, 2004 between InterMetro and Jon deOng, as amended (3)
10.3 *	Employment Agreement dated as of January 1, 2004 between InterMetro and Vincent Arena, as amended (3)
10.4 *	Employment Agreement dated as of March 31, 2006 between Advanced Tel, Inc. and David Singer (3)
10.5†	Strategic Agreement dated as of May 2, 2004 between InterMetro and Qualitek Services, Inc. (3)
10.6†	Strategic Agreement dated as of May 2, 2006 between InterMetro and Cantata Technology, Inc. (3)
10.7	Office Lease between InterMetro and Pacific Simi Associates, LLC dated as of April 6, 2006 (3)
10.8†	Services Agreement between InterMetro and 99¢ Only Stores (3)
10.9 *	Form of Indemnification Agreement (3)
10.10	Placement Agent Agreement for the Private Placement, dated December 14, 2006 (4)
10.11	Consulting Agreement with Advisor, dated as of December 29, 2006 (4)
10.12	Loan and Security Agreement, dated January 16, 2008 (6)
10.13	Form of Secured Convertible Promissory Note (6)
10.14	Loan and Security Agreement, dated April 20, 2008 (7)
10.15	Amendment No. 6 to Loan and Security Agreement and Loan Documents (5)
21.1 +	Subsidiaries of InterMetro Communications, Inc.
31.1 +	Section 302 Certification
31.2 +	Section 302 Certification
32.1 +	Section 906 Certification
32.2 +	Section 906 Certification
——————

(1)	Incorporated by reference to Exhibits A, B and C of the Schedule 14C Information Statement filed with the Securities and Exchange Commission on March 9, 2007.

(2)	Incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on July 3, 2007.

(3)
Incorporated by reference to Exhibits 4.5, 4.6, 4.11, 10.1, 10.2, 10.4, 10.5, 10.6, 10.7, 10.8 and 10.9 of the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 9, 2007.

(4)	Incorporated by reference to Exhibits 99.1, 99.2, 99.4.1, 99.4.2, 99.6.1, 99.6.2, 99.3 and 99.7 of the Form 8-K filed with the Securities and Exchange Commission on January 9, 2007.

(5)	Incorporated by reference to Exhibits 4.1 and 10.1 of the Quarterly Report o Form 10-Q for the Quarter ended September 30, 2010 as filed with the Securities and Exchange Commission

(6)	Incorporated by reference to Exhibits 10.12 and 10.13 of the Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission.

(7)	Incorporated by reference to Exhibit 10.14 of the Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission.

+	Filed herewith

*	Management contract or compensatory plan or arrangement

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

INTERMETRO COMMUNICATIONS, INC.

Dated: March 30, 2011	By:	/s/ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer
By:	/s/ Charles Rice	Dated: March 30, 2011
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Principal Financial Officer
By:	/s/ David Olert	Dated: March 30, 2011
David Olert
Chief Financial Officer

By:	/s/ Jon deOng	Dated: March 30, 2011
Jon deOng
Chief Technology Officer and Director

By:	/s/ Joshua Touber	Dated: March 30, 2011
Joshua Touber
Director

By:	/s/ Robert Grden	Dated: March 30, 2011
Robert Grden
Director

By:	/s/ Douglas Benson	Dated: March 30, 2011
Douglas Benson
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

InterMetro Communications, Inc.

We have audited the accompanying consolidated balance sheets of InterMetro Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2010.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses in previous years, and as of December 31, 2010 the Company had a working capital deficit of approximately $16,273,000 and a total stockholders’ deficit of approximately $16,836,000.  The Company anticipates that it will not have sufficient cash flow to fund its operations in the near term and through fiscal 2011 without the completion of additional financing.

These factors, among others discussed below and in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Note 11 to the consolidated financial statements, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,400,000.  At December 31, 2010, the Company had borrowed $2,000,000.  The availability of loan amounts under the agreements, as amended, expires on March 30, 2011 and all amounts are due at that time.  The Company’s management is currently in negotiation with Moriah to extend the due date.

As discussed in Note 12 to the consolidated financial statements, the Company is in disputes with some of its key vendors.  If the Company is unable to reach settlements with its vendors for the disputed amounts, the vendors may discontinue service, which may have a material adverse affect on the Company’s operations.

The Company has other significant contingencies such as lawsuits that are discussed in Note 12 to the consolidated financial statements.

The matters detailed in the preceding paragraphs, individually or in the aggregate, could have material adverse consequences, including a cessation of operations, to the Company at any time.

/s/ GUMBINER SAVETT INC.
GUMBINER SAVETT INC.

Santa Monica, California
March 30, 2011

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2010	2009
ASSETS
Cash	$428	$99
Accounts receivable, net of allowance for doubtful accounts of $850 and $423 at December 31, 2010 and 2009	3,494	2,564
Deposits	105	125
Prepayments and other current assets	259	127
Total current assets	4,286	2,915
Property and equipment, net	109	67
Goodwill	900	900
Other intangible assets	9	46
Other long-term assets	3	2
Total Assets	$5,307	$3,930

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable, trade, net of disputed amounts of $1,016 in 2010 and $3,471 in 2009	$9,898	$13,755
Accrued expenses	3,808	3,924
Bank overdraft	—	177
Deferred revenues and customer deposits	323	420
Borrowings under line of credit facilities net of debt discount of $82 and $29 in 2010 and 2009	2,110	2,718
Amount due to former ATI shareholder (in default)	75	75
Note payable to equipment leasing vendor	—	225
Current portion of vendor settlements	2,140	—
Current portion of secured promissory notes, including $875 from related parties and net of debt discount of $12 and $5 at December 31, 2010 and 2009, respectively	1,488	2,379
Liability for common stock put feature	—	288
Liability for warrant put feature	717	438
Total current liabilities	20,559	24,399

Long-term vendor settlements	701	—
Long-term secured promissory notes	883	—
Total liabilities	22,143	24,399

Commitments and contingencies (Note 12)

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 25,000 shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock — $0.001 par value;150,000,000 shares authorized; 72,975,423 and 71,365,354 shares issued and outstanding at December 31, 2010 and 2009, respectively	73	71
Additional paid-in capital	29,145	28,725
Accumulated deficit	(46,054)	(49,265)
Total stockholders’ deficit	(16,836)	(20,469)
Total Liabilities and Stockholders’ Deficit	$5,307	$3,930

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009

Net revenues	$28,034	$22,324
Network costs	19,800	17,120
Gross profit	8,234	5,204
Operating expenses
Sales and marketing (includes stock based compensation of $3 and $43 for the years ended December 31, 2010 and 2009, respectively)	1,362	2,183
General and administrative (includes stock based compensation of $31 and $152 for the years ended December 31, 2010 and 2009, respectively)	3,993	5,090
Total operating expenses	5,355	7,273
Operating income (loss)	2,879	(2,069
Interest expense, net (includes amortization of debt discount of $288 and $1,396 for the years ended December 31, 2010 and 2009, respectively)	2,022	2,979
Accounts payable write-off	(1,111)	—
Gain on forgiveness of debt	(1,243)	(126)
Net income (loss)	$3,211	$(4,922)
Basic net income (loss) per common share	$0.04	$(0.07)
Diluted net income (loss) per common share	$0.04	$(0.07)
Shares used to calculate basic net income (loss) per common share	72,172	68,327
Shares used to calculate diluted net income (loss) per common share	80,365	68,327

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at December 31, 2008	—	$—	65,643,901	$66	$28,333	$(44,343)	$(15,944)
Amortization of stock-based compensation	—	—	—	—	195	—	195
Issuance of preferred stock	25,000		—	—	25	—	25
Warrant issuance	—	—	—	—	75	—	75
Cashless warrants exercise relating to secured promissory notes	—	—	5,227,500	5	(5)	—	—
Warrant exercise	—	—	263,953	—	18	—	18
Reclassification of warrants put liability to equity	—	—	—	—	78	—	78
Stock issued to vendors for debt	—	—	200,000	—	5	—	5
Stock issued to consultant	—	—	30,000	—	1	—	1
Net loss for the year ended December 31, 2009	—	—	—	—	—	(4,922)	(4,922)
Balance at December 31, 2009	25,000	—	71,365,354	71	28,725	(49,265)	(20,469)
Amortization of stock-based compensation	—	—	—	—	34	—	34
Warrant issuance	—	—	—	—	70	—	70
Reclassification of common stock put liability to equity	—	—	—	—	288	—	288
Restricted stock issued to vendors for debt	—	—	1,610,069	2	28	—	30
Net income for the year ended December 31, 2010	—	—	—	—	—	3,211	3,211
Balance at December 31, 2010	25,000	$—	72,975,423	$73	$29,145	$(46,054)	$(16,836)

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,211	$(4,922)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65	346
Stock based compensation	34	195
Amortization of debt discount	288	1,396
Provision for bad debts	466	318
Accounts payable write-off	(1,111)	—
Gain on forgiveness of debt	(1,243)	(126)
(Increase) decrease in operating assets:
Accounts receivable	(1,396)	(549)
Deposits	20	—
Other current assets	(132)	(26)
Increase (decrease) in operating liabilities:
Accounts payable, trade	(130)	3,743
Accrued expenses	1,767	(125)
Vendor settlements	(386)	—
Deferred revenues and customer deposits	(97)	(182)
Net cash provided by operating activities	1,356	68

Cash flows from investing activities:
Purchase of property and equipment	(70)	—

Cash flows from financing activities:
Advances, including $65 from related parties	—	153
Proceeds from issuance of preferred stock	—	25
Proceeds upon exercise of warrants	—	18
Principal payments of lines of credit	(555)	—
Bank overdraft	(177)	(385)
Proceeds from line of credit	—	150
Principal payments on note payable	(225)	(101)
Net cash used in financing activities	(957)	(140)

Net increase (decrease) in cash	329	(72)
Cash at beginning of year	99	171
Cash at end of year	$428	$99

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

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had a working capital deficit of $16,273,000 and had a total stockholders’ deficit of $16,836,000 as of December 31, 2010.  Though the Company was profitable for the year ended December 31, 2010, it had net losses in previous years and will have to generate and sustain significant gross margin to maintain profitability. The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on our debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to our secured note holders (see Note 7 to the Consolidated Financial Statements), principal and interest due on our revolving line of credit (see Note 11 to the Consolidated Financial Statements) and settlement payments due (see Note 6 to the Consolidated Financial Statements). The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12  that could have material adverse consequences to the Company such as cessation of its operations.

The Company anticipates it will not have sufficient cash flows to fund its operations through fiscal 2011, or earlier, depending on the results of the negotiations with Moriah Capital, L.P. (“Moriah”). If the Company were to require additional financings in order to fund ongoing operations there can be no assurance that it will be successful in completing the required financings, that could ultimately cause the Company to cease operations.   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 11, the Company entered into agreements with Moriah under which it could borrow up to $2,400,000.  At December 31, 2010, the Company had borrowed $2,000,000. The availability of loan amounts under the agreements expires on March 30, 2011 and all amounts are due at that time. The Company’s management is currently in negotiation with Moriah to extend the due date.

Management believes that the losses in past years were primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base, in order for the Company to become profitable. This resulted in the Company taking on debt and delaying payment to certain vendors.  The Company may be required to obtain other financing during the next twelve months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. Management continues to work with its historical vendors in order to secure the continued extension of credit. Management believes that cash flows from operations and additional debt conversions are integral to management’s plan to retire past due obligations and be positioned for growth.  No assurance can be given, however, that the Company will be successful in restructuring its debt on terms favorable to the Company or at all. Should the Company be unsuccessful in this restructuring, material adverse consequences to the Company could occur such as cessation of operations.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

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

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts periodically. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.  Bad debt expense during 2010 and 2009 amounted to $466,000 and $318,000, respectively.

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

Advertising Costs - The Company expenses advertising costs as incurred. Advertising costs were included in sales and marketing expenses and were $0 and $3,000 for the years ended December 31, 2010 and 2009, respectively.

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

Impairment of Long-Lived Assets - The Company assesses impairment of its other long-lived assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”.  An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; and

•	significant negative industry or economic trends.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At December 31, 2010 and 2009, management does not believe there is any impairment in the value of Goodwill.

Vendor Disputes - The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.

Stock-Based Compensation - The Company has adopted FASB ASC 718 “Compensation – Stock Compensation”.   For grants to employees under its 2004 plan and 2007 plan, the Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant any options during the years ended December 31, 2010 and 2009.

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

The Company had three customers and one customer that accounted for 59% and 11% of net revenue for the years ended December 31, 2010 and 2009, respectively.

The Company had an accounts receivable balance from three customers that accounted for 70% and 64% of total accounts receivable at December 31, 2010 and 2009, respectively.

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

Basic and Diluted Net Loss per Common Share - Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes dilution for potential common stock issuances when the warrants, options or common stock conversion rights underlying those potential issuances are below the then fair market value of the Company’s common stock and have intrinsic value.  A total of 8,192,937 potential common stock issuances were included in the calculation of diluted net income for the year ended December 31, 2010.  As the Company reported a net loss for the year ended December 31, 2009, the conversion of promissory notes and the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of its common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a $150,000 two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000.  These amounts were payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition closing date. As of December 31, 2010 and 2009, $75,000 remained unpaid to the former selling shareholder. The fair value of the shares issued was based on the guaranteed price of $4.87 per share.  The number of shares of common stock consideration paid to the selling shareholder of ATI was subject to an adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock did not reach a minimum price of $4.87 per share during the two years following the closing date.   The selling shareholder of ATI was also entitled to contingent consideration of common shares and cash during the two succeeding years from the acquisition date upon meeting certain performance targets tied to revenue and profitability.  In December 2008, the Company issued 4,089,930 shares of common stock, with a fair value of $611,043, as full payment of the contingent consideration During the third quarter of 2009, the President of ATI departed from the Company.

The Company has developed an integration plan for utilizing the Company’s network to carry the ATI customer traffic. The execution of this plan will result in a significant cost savings that was used in the present value calculation of a net cash flows analysis that supports the carrying value of ATI Goodwill, which was $900,000 at December 31, 2010 and 2009.

3 — Prepayments and Other Current Assets

The following is a summary of the Company’s prepayments and other current assets (in thousands):

	December 31,
	2010	2009

Employee advances	$63	$47
Deferred loan costs	96	—
Prepaid expenses	100	80
Other current assets	$259	$127

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	December 31,
	2010	2009

Telecommunications equipment	$3,327	$3,257
Computer equipment	174	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,694	3,624
Less: accumulated depreciation and amortization	(3,585)	(3,557)
Property and equipment, net	$109	$67

Depreciation expense included in network costs was $28,000 and $297,000 for the years ended December 31, 2010 and 2009, respectively. Depreciation and amortization expense included in general and administrative expenses was $37,000 and $49,000 for the years ended December 31, 2010 and 2009, respectively.

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company could obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its operations. At December 31, 2010, the Company had purchased telecommunications equipment under this agreement totaling $1,439,000.  In January 2010, the Company executed a modification to the purchase agreement that set the total amount due to be $249,500 which was subsequently reduced to $100,000 and is subject to timely payments by the Company. As part of the modification, the vendor was awarded 200,000 warrants with a strike price of $0.01 and a fair value of $1,179.  The amount remaining to be paid is $95,000 at December 31, 2010.

In May 2006, the Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. Payments were scheduled to be based on either the actual underlying traffic utilized by each piece of equipment or fixed cash payments. Through December 31, 2009, the Company had purchased VoIP equipment under this agreement totaling $691,000.  The value of the equipment was based on the present value of future scheduled payments.  At December 31, 2009, the Company had accrued $1,096,000 due to Cantata, which was equal to the undiscounted future scheduled payments.  The difference between the undiscounted future payments and the purchase price was recorded to interest expense.  The Company was previously sued by Cantata for breach of contract and lack of payment and the lawsuit was settled in January 2010 for $500,000. The settlement contains a long-term payment plan and is subject to timely payments by the Company. As of December 31, 2010, the remaining amount due under the settlement agreement was $340,000.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	December 31,
	2010	2009

Amounts due under equipment agreements, including interest	$—	$1,473
Commissions, network costs and other general accruals	1,136	683
Accrued USF and Sales Tax	762	217
Deferred payroll and other payroll related liabilities	560	565
Interest due on convertible promissory notes and other debt	1,000	752
Payments due to third party providers	350	234
Accrued expenses	$3,808	$3,924

6 — Vendor Settlements, Contingent Gains and Gain on Forgiveness of Debt

During the year ended December 31, 2010, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $1,243,000 for the year ended December 31, 2010.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $963,000 for the same period and is included in accounts payable write-off.  The CLEC accounts payable were written off based on a two year statue of limitations on such accounts payable balances. Also, the Company has a policy, based on the statue of limitations, to write-off accounts payable more than four years old with no current activity and three years when there is no written agreement. The Company recorded gain of $147,000 related to these write-offs which is included in accounts payable write-off.  These transactions reduced accrued expenses by $1,535,000 and reduced accounts payable by $2,498,000. These transactions also resulted in vendor settlements payable of $2,841,000 at December 31, 2010 including $1,283,000 of deferred gains subject to timely payments and issuance of 1,610,069 shares of common stock valued at $30,000.  The settlements will be paid in periods ranging from one to thirty two months with an aggregate monthly payment of approximately $78,000.   The Company will continue to approach vendors to enter into similar agreements as well as continuing to write-off certain CLEC accounts payable under statute of limitations. As of December 31, 2010 some of these settlement agreements are in default.

7 — Secured Promissory Notes and Advances

2008 Bridge Loan - In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.  In 2008 the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors, for a total of $1,920,000.  The secured notes were issued on January 16, 2008 and were scheduled to mature 13 to 18 months after issuance (“2008 Bridge Loan”).  The 2008 Bridge Loan was extended in 2009 to July 15, 2010, and then modified on October 5, 2010 (“2008 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing March 31, 2011 and concluding on July 15, 2012.  The 2008 Bridge Loan bears interest at a rate of 13% per annum and contain an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  The holder of each note has the right, at any time, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into shares of common stock by dividing the conversion amount by $0.25; for any conversion amounts requested prior to March 31, 2011, the holder will also receive a matching warrant for each share issued in the conversion with an exercise price of $0.01 per share and expiring seven years after issuance. The 2008 Bridge Loan is collateralized by substantially all of the assets of the Company.  Since inception, the Company has accrued $825,000 in interest and fees, including $250,000 during the year ended December 31, 2010.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the notes, the Company originally issued two common stock purchase warrants for every dollar received or 3.84 million common stock purchase warrants with an exercise price of $1.00, (the “Initial Warrants” and the “Additional Warrants”, collectively the “2008 Bridge Origination Warrants”).  These 2008 Bridge Origination Warrants contained terms which resulted in 3.84 million shares of common stock being issued in 2009, in accordance with those terms, to extinguish the 2008 Bridge Origination Warrants.  In exchange for the first extension of the due date from July 15, 2009 to July 15, 2010 the holder received a common stock purchase warrant (“Extension Warrants”) for each dollar of principal with an exercise price of $0.50 per share that were set to expire on July 14, 2016.  The 2008 Bridge Loan Modification extends the term of Extension Warrants to July 14, 2018. In exchange for the 2008 Bridge Loan Modification the holder received a common stock purchase warrant (“2010 Extension Warrants”) for each dollar of principal with an exercise price of $0.01 per share that will expire on October 5, 2017.  The value associated with the 2010 Extension Warrants was $11,000 and was recorded as an offset to the principal balance of the secured notes and is being amortized into interest expenses over the term of the notes using the effective interest method.  The warrants were valued using the Black-Scholes formula.

The “Initial Warrants” also contained a put feature which gave the holder the option to put the warrant back to the Company for $0.15 per share and had been carried as a liability in the Company’s financial statements. The put feature was eliminated pursuant to the 2008 Bridge Loan Modification and the $288,000 related liability was reclassified to equity.

2009 Bridge Loan- In November and December 2008, two related party secured note holders advanced an additional $310,000 and in 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum.  On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement (“2009 Bridge Loan”) with the advance lenders.  Per the 2009 Bridge Loan, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010, and then subsequently modified on October 5, 2010 (“2009 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing November 30, 2010 and concluding February 28, 2012.  On November 30, 2010 the note holders waived their initial installment payment for 60 days and received their first payments as of January 31, 2011.   The 2009 Bridge Loan accrues interest at 13% per annum and contain an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.   The holder of each note has the right, at any time and from time to time, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into shares of common stock by dividing the conversion amount by $0.25; for any conversion amounts requested prior to March 31, 2011, the holder will also receive a matching warrant for each share issued in the conversion with an exercise price of $0.01 per share and expiring seven years after issuance.  The 2009 Bridge Loan is collateralized by substantially all of the assets of the Company.   Since inception, the Company has accrued $145,000 in interest and fees, including $60,000 during the year ended December 31, 2010.

As was the case for the 2008 Bridge Loan warrants, the provisions of the 2009 Bridge Loan warrants included terms that resulted in the company providing shares of common stock in lieu of exercise under certain conditions, which conditions occurred on June 12, 2009 and resulted in the issuance of 1,387,500 common stock to extinguish the 2009 Bridge Original Warrants.  In exchange for the 2009 Bridge Loan Modification the holder received a common stock purchase warrant (“2010 Extension Warrants”) for each dollar of principal with an exercise price of $0.01 per share that expire on October 5, 2017.  The value associated with the 2010 Extension Warrants was $3,000 and was recorded as an offset to the principal balance of the secured notes and is being amortized into interest expenses over the term of the notes using the effective interest method.  The warrants were valued using the Black-Scholes formula.

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $7,000 and $687,000 (including additional expense related to fully amortizing the original debt discount) for the years ended December 31, 2010 and 2009, respectively.  The net amount of the notes was $2,371,000 and $2,379,000 as of December 31, 2010 and 2009, respectively.

8 — Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2010:

Vendor settlements	$2,841
Secured promissory notes	2,371
Less: Current portion of long-term debt	(3,628)
Long-term debt	$1,584

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of future maturities of long-term debt are as follows:

2011	$3,628
2012	1,238
2013	277
2014	69
$5,212

9 — Preferred and Common Stock

Preferred Stock - On May 31, 2007, the Company filed an Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued and outstanding.  On November 19, 2009, the Company filed its Certificate of Designation (“C.D.”) and designated a Series A Preferred stock by resolution of the board of directors.  The C.D. authorized the sale of 250,000 shares of Series A preferred stock at $1.00 per share, with additional rights, preferences, restrictions and privileges as filed with the Nevada Secretary of State.

In November, 2009, the Company issued 25,000 shares of Series A Preferred stock at $1.00 per share to a stockholder and secured note holder.

Common Stock - As of December 31, 2010, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000, of which 72,975,423 shares were issued and outstanding.

Private Placement of Securities – During 2009, the Company issued 230,000 stares of its common stock pursuant to stock purchase agreements with various vendors for services previously rendered.  These stock issuances had a fair market value at date of issuance of $6,000.

Private Placement of Securities – During 2010, the Company issued 1,610,069 shares of its common stock pursuant to stock purchase agreements with various vendors in connection with reductions in accounts payable to those vendors.  These stock issuances had a fair market value at date of issuance of $30,000.

10 — Stock Options and Warrants

2004 Stock Option Plan - Effective January 1, 2004, the Company’s Board of Directors adopted the 2004 Stock Option Plan for Directors, Officers, and Employees of and Consultants to InterMetro Communications, Inc. (the “2004 Plan”).  A total of 5,730,222 shares of the Company’s common stock had been reserved for issuance under the 2004 plan. Upon shareholder ratification of the 2004 Plan pursuant to the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 6, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

As of  December 31, 2010, the Company has granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in September 2007 and an additional 523,734 expired during the year ended December 31, 2008.  In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  The remaining 3,650,688 are fully vested at December 31, 2010 and were originally granted with exercise prices ranging from $0.04 to $0.97 per share.  On November 15, 2010, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all the stock options under the 2004 Plan to $0.01, the closing price of the Company’s common stock on that day. The incremental compensation cost computed using the Black-Scholes option pricing model was $14,000 which was charged to expense on that date.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2007 Plan is administered by the Company’s Compensation Committee. The Company reserved 8,903,410 shares of common stock for awards under the 2007 Plan. In addition, on each anniversary of the 2007 Plan’s effective date on or before the fifth anniversary of the effective date, the aggregate number of shares of the Company’s common stock available for issuance under the 2007 Plan will be increased by the lesser of (a) 5% of the total number of shares of its common stock outstanding as of the December 31 immediately preceding the anniversary, (b) 4,713,570 shares, or (c) a lesser number of shares of its common stock that its board, in its sole discretion, determines. In general, shares reserved for awards that lapse or are canceled will be added back to the pool of shares available for awards under the 2007 Plan.

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

For the years ended December 31, 2010 and 2009 there were no grants under the 2007 Plan. As of December 31, 2010, none of the Company’s outstanding stock options under the 2007 Plan have been exercised.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the years ended December 31, 2010 and 2009:

	Number of Shares	Price per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2008	6,600,688		$—	$0.21	7.16	$0.0
Granted	—		—	—
Exercised	—		—	—
Forfeited/expired	—		—	—
	—		—	—
Options outstanding at December 31, 2009	6,600,688			0.21	6.16	$0.0
Granted	—		—	—
Exercised	—		—	—
Forfeited/expired	—		—	—

Options outstanding at December 31, 2010	6,600,688	$		$0.12	5.16	$182,534

Options vested and expected to vest in the future at December 31, 2010	6,600,688	$		$0.12	5.16	$182,534

Options exercisable at December 31, 2010	6,495,688	$		$0.12	5.13	$182,534

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the year ended December 31, 2010 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.  This amount changes based on the fair market value of the Company’s stock.  As of December 31, 2010, there remain 9,521,678 shares available for grant.

Additional information with respect to the outstanding options at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.01	1,478,748	3.00	$0.01	1,478,748	$0.01
0.01	154,039	3.25	0.01	154,039	0.01
0.01	431,307	3.50	0.01	431,307	0.01
0.01	123,231	4.00	0.01	123,231	0.01
0.01	277,269	4.75	0.01	277,269	0.01
0.25	2,950,000	6.75	0.25	2,845,000	0.25
0.01	338,884	4.75	0.01	338,884	0.01
0.01	643,880	5.00	0.01	643,880	0.01
0.01	110,907	5.00	0.01	110,907	0.01
0.01	92,423	5.25	0.01	92,423	0.01
	6,600,688			6,495,688

As of December 31, 2010, there was no unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.

Warrants – Historically, the Company has issued warrants to providers of equipment financing.  For a detailed description of the warrants issued in connection with equipment financing arrangements, see Note 4.

On April 30, 2008, the Company negotiated a revolving line of credit, which, as amended in September 2008, November 2008, May 2009, January 2010, September 2010 and December 2010, allows the company to borrow up to $2.4 million.  Warrants to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share were granted in connection with securing and amending this credit facility.  See Note 11 for a detail of the warrants issued in connection with this credit facility.

The Company has issued warrants to its secured note holders in connection with the execution of the loan agreements and subsequent amendments.  Warrants to purchase and aggregate of 4,302,500 and 1,920,000 shares of the Company’s common  stock with exercise prices ranging from $0.01 to $0.50 were outstanding with these note holders as of December 31, 2010 and 2009, respectively. See Note 7 for further details of these warrants.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 — Credit Facilities

ATI Bank Lines of Credit – ATI has two $100,000 lines of credit.  The line of credit with Bank of America has an interest rate of 7.13% per annum.  The line of credit with Wells Fargo Bank has an interest rate of 6.75 % per annum.   The lines of credit are personally guaranteed by the former stockholder of ATI. Borrowings under these lines of credit amounted to approximately $192,000 at December 31, 2010.

Revolving Credit Facility - The Company entered into agreements (the “Agreements”), effective as of April 30, 2008 (the “Closing Date”), with Moriah Capital, L.P. (“Moriah”), pursuant to which the Company could borrow up to $2,400,000 per Amendments No. 1, No. 2 and No. 3 to the Agreements, was increased to $2,575,000 per an over-advance in Amendment No. 4. (the “Amendments), $25,000 of the over-advance was due and payable on July 31, 2009 and was paid in November, 2009 with the additional $50,000 over-advance paid during the year ended December 31, 2010.  The Company also paid $500,000 in principal during 2010.

Pursuant to the Agreements, the Company was permitted to borrow an amount not to exceed 80% of its eligible accounts (as defined in the Agreements), net of all discounts, allowances and credits given or claimed. Pursuant to the Amendments, from September 10, 2008 through November 4, 2008 this borrowing base increased to 110% of eligible accounts, from November 5, 2008 through December 15, 2008 increased to 135% of eligible accounts, from December 16, 2008 to January 15, 2009 decreased to 120% of eligible accounts, from January 16, 2009 through May 1, 2009 decreased to 110% of the eligible accounts, from May 1, 2009 to July 31, 2009 increased to 120% of eligible accounts, from August 1, 2009 to September 30, 2009 decreased to 100% and thereafter decreased to 85%.  The Company's obligations under the loans are secured by all of the assets of the Company, including but not limited to accounts receivable; provided, however, that Moriah’s lien on the collateral other than accounts receivable (as such terms are defined in the Agreements) are subject to the prior lien of the holders of the Company’s outstanding secured notes.  The Agreements include covenants that the Company must maintain including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities. Management is not aware of any violations of such covenants as of December 31, 2010.  Amendment No. 6 extended the term to March 30, 2011 and the Company is currently in negotiations for a further extension of the due date.

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

As part of the original transaction, Moriah received warrant #1 to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $1.00 which expire on April 30, 2015.  As part of the Amendments No.1 and No. 2, Moriah received warrants to purchase an additional 1,000,000 and 3,000,000 shares, respectively, of the Company’s common stock under the same terms as the original 2,000,000 warrants.   The Company accounts for the issuance of detachable stock purchase warrants in accordance with FASB ASC 470-20 “Debt With Conversion and Other Options”, whereby it separately measures the fair value of the debt and the detachable warrants, and in the case of detachable warrants with put features to the Company for cash, it also values the put feature as a separate component of the detachable warrant, and allocates the proceeds from the debt on a pro-rata basis to each. The resulting discount from the fair value of the debt allocated to the warrant and put feature for cash, which are accounted for as paid-in capital and a liability, respectively, is amortized over the estimated life of the debt.   The warrants were valued using the Black-Scholes option-pricing model using the assumptions noted in the table below.  The value associated with the 6,000,000 warrants was $928,000 and was recorded as an offset to the principal balance of the revolving credit facility and was amortized on a straight-line basis through April 2009.  As discussed below, the put option liability was $250,000 and the $678,000 difference was credited to Additional Paid in Capital.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to Amendment No. 4 dated May 22, 2009, effective as of April 30, 2009, Moriah received 1,000,000 seven year warrants with an exercise price of $0.01. The warrants were valued using the Black-Scholes option-pricing model using assumptions in the table below.  The value associated with the 1,000,000 warrants was $45,000 and was recorded as an offset to the principal balance of the revolving credit facility and was amortized on a straight-line basis through January 2010.  The warrant put option liability was increased to $437,500 and the $187,500 increase in the liability was recorded as an offset to the principal balance of the revolving credit facility and was amortized on a straight-line basis through January 2010.  In addition, Amendment No. 4 reduced the exercise price per share of the previous 6,000,000 warrants from $1.00 to $0.25.  As a result of re-pricing, incremental cost of $19,000 was recorded as debt discount.  Of this an amount $16,600 and $2,400 was amortized during the years ended December 31, 2010 and 2009, respectively.

Pursuant to Amendment No. 5 effective January 31, 2010, Moriah received 2,000,000 seven year warrants with an exercise price of $0.01.  The warrants have been valued using the Black-Scholes option-pricing model.  The value associated with the 2,000,000 warrants was $11,800 and was amortized on a straight-line basis in full during 2010. Also pursuant to Amendment No.5, the previously issued 6,000,000 warrants were restated with the exercise price reduced to $0.05 from $0.25 thereby resulting in an incremental cost of $8,400 amortized fully during 2010.  In addition, pursuant to Amendment No. 5 the interest rate for the facility was increased from 10% to 11%.

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

Pursuant to Amendment No. 7 entered into in March 2011 and effective December 31, 2010, the maximum amount that could be borrowed at December 31, 2010 is $2,400,000.  The Company has made payments on the line of credit that have reduced the outstanding advances to $2,000,000 at December 31, 2010.  Also pursuant to Amendment No. 7, the term of all warrants issued to Moriah was extended by two years.  The extension of the warrants has been valued using the Black-Scholes option-pricing model. The value associated with the extension was $14,000 and was charged to interest expense.

The expense recognized by the Company in the years ended December 31, 2010 and 2009 from the amortization of the debt discount was $281,000 and $709,000, respectively.  The Company calculated the fair value of the warrants using the following assumptions:

	December 31, 2010	December 31, 2009
Risk-free interest rate	0.7% to 2.7%	0.9%
Expected lives (in years)	3.2 to 4.4 years	3.5 years
Dividend yield	0%	0%
Expected volatility	86.0%	86.0%
Forfeiture rate	0%	0%

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to various Agreements and Amendments pursuant to which Moriah may sell certain warrants back to the Company for $437,500 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or January 31, 2010. As noted above, as part of Amendment No. 6 the Company granted Moriah an additional option pursuant to which Moriah can sell warrants back to the company for $280,000.  The Company has determined that the put options associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity,” the put option requires liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $717,500 as of December 31, 2010.  The debt discount associated with the $280,000 liability for warrant put feature is being amortized over the extended term of the agreement.

Pursuant to Amendment No. 6, the Company incurred deferred loan costs of $242,500 that are being amortized over the extended term of the agreement.  Interest expense recognized for the year ended December 31, 2010 for the amortization of deferred loan costs was $176,000.

Also pursuant to Amendment No. 7, the Company incurred additional loan costs of $30,000. The full amount of the costs was deferred at December 31, 2010 and will be amortized over the extended term of the loan.

12 — Commitments and Contingencies

Facility Lease – The Company leases its facilities under a non-cancelable operating lease that expires on March 31, 2012 at an annual expense of approximately $168,000.  Rent expense for the Company’s facilities for the years ended December 31, 2010 and 2009 was $213,000 and $297,000, respectively.

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with vendors and other companies that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of December 31, 2010, there were approximately $1.0 million of disputed payables. The Company is in discussion with the significant vendors, or companies that have sent invoices, regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlements would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on FASB ASC 450 “Contingencies.”

A Local Exchange Carrier – In April 2008, the Company entered into a settlement agreement with a significant provider of network services to the Company (“Vendor”).  The settlement agreement included a payment arrangement for past due amounts of approximately $3.0 million with full repayment due prior to December 31, 2008.  The settlement agreement also provided a separate credit to the Company of approximately $1.4 million for past disputes.  As of December 31, 2010 the Company was not in compliance with the payment terms of the agreement and, therefore, was at risk of losing the $1.4 million credit and service termination. The Company currently owes $3.75 million, net of the $1.4 million credit.  The Company received a notice of default, dated August 12, 2009, threatening, among other things, a rescission of the $1.4 million credit.  The Company began negotiations towards a new business relationship and new agreement that is not currently formalized.  The resulting potential collection proceeding may have a material adverse impact on the Company’s operating results and financial condition.  Management believes that it will be successful in retaining the $1.4 million credit.

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

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has received several notices from state and local regulatory and taxing authorities for its possible failure to file certain documents pertaining to the Company’s wholly-owned subsidiary ATI.  The amounts at issue with these potential filings are de minimis.

Legal Proceedings

A Telecommunications Carrier - On January 15, 2008, a telecommunications carrier filed a lawsuit against the Company asserting unpaid invoices.  The carrier is also one of the Company’s customers.  On January 13, 2009, the parties entered into a settlement agreement whereby the Company will credit the carrier’s account in the amount of $20,000 each month for 18 months against which the carrier’s use of the Company’s services will be charged, for a total credit of $360,000.  Included in accounts payable is $0 and $160,000 as of December 31, 2010 and 2009, respectively.

Blue Casa Communication, Inc. –  On December 12, 2007, Blue Casa Communications, Inc. (“Blue Casa”) filed a complaint against the Company asserting various causes of action, including breach of contract, breach of implied contract and unjust enrichment.   Blue Casa claimed that the Company owed Blue Casa payment of access charges in the amount of $300,000.  On November 29, 2010, the Company entered into a settlement with Blue Casa for an amount of $150,000. See Note 6 for further discussion on settlements due and contingent gains.

Hypercube/KMC – On April 30, 2007, the Company initiated litigation against KMC Data, LLC and its affiliate Hypercube, LLC (collectively referred to herein as “KMC”), or (the “KMC Litigation”).  KMC, in turn, filed various counterclaims against the Company.  The KMC Litigation concerns the issue of whether or to what extent the Company is obligated to pay KMC fees related to the transmission and routing of wireless communications traffic, and if so, what rates would be appropriate.  The Company disputed charges amounting to approximately $1.2 million. On December 9, 2010, the Company entered into a settlement with Hypercube for an amount of $112,000.  See Note 6 for further discussion on settlements due and contingent gains.

A Network Service Provider – On October 12, 2010, the Company was served a complaint filed by a network service provider (“NSP”) against the Company asserting various causes of action.  The NSP claims that the Company owes various charges totaling $505,583. The Company denies that it owes this amount and is vigorously disputing a significant portion of the asserted amount owed. The Company believes it has adequately reserved for amounts, if any, owed.

The Company settled separate lawsuits with two former employees during the years ended December 31, 2009 and 2008 for an aggregate amount of $339,000.  The settlement amount is payable in monthly installments of approximately $13,000.  Included in accrued expense as of December 31, 2010 is $84,000 on account of these settlements.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2009 and 2010 the Company did not make all of the payments claimed by the USAC in a timely manner and USAC transferred these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred some of these unpaid amounts to the Department of the Treasury which worked with the Company to establish long term payment plans.   Should any of the remaining unpaid amounts with the FCC transfer from the FCC to Treasury, additional fees, surcharges and penalties will be added to the amount due.  As of December 31, 2010, the Company has recorded an aggregate $1.3 million in connection with the USF.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs.  Failure to finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accounts payable is $182,000 at December 31, 2010 and 2009 for unpaid amounts.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 — Income Taxes

At December 31, 2010, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $46 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (dollars in thousands):

	December 31,
	2010	2009

Current assets and liabilities:
Deferred revenue	$(88)	$(187)
Allowance for doubtful accounts	340	298
Accrued expenses	1,523	(110)
	1,775	1
Valuation allowance	(1,775)	(1)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$(23)	$40
Net operating loss carryforward	18,421	19,705
	18,398	19,745
Valuation allowance	(18,398)	(19,745)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Year Ended December 31,
	2010	2009

Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2010 and 2009.

The Company has adopted the provision of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions.  FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations.  At December 31, 2010, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of December 31, 2010, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America (“U.S.”) and files tax returns in the U.S. federal jurisdiction and California (or various) state jurisdiction (s). The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006. The Company currently is not under examination by any tax authority.

14 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (dollars in thousands):

	Year Ended December 31,
	2010	2009

Cash paid:
Interest	$474	$395

Non-cash information:
Issuance of common stock for cashless exercise of warrants.	$—	$5

Stock and warrant issued for debt	$72	$—

Fair value of debt discount	$348	$549

Note payable replacing equipment capital leases	$—	$329

Liability for warrant and shares put feature	$280	$288

Reclassification of shares and warrants put liability to equity	$288	$78

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — Consulting Fee

Effective September 1, 2009, the Company entered into a consulting agreement with one of its board members to provide consulting services.  The Company was obligated to pay $6,250 per month plus out of pocket expenses for these services for the period September 1, 2009 to October 31, 2009, then $10,000 per month plus out of pocket expense and $15,000 and out of pocket expenses beginning in February 2011.  The Company incurred consulting fees under this agreement in the amount of $120,000 and $34,654 for the years ended December 31, 2010 and 2009, respectively.

16 — Quarterly Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2010
Net Revenues	$5,919	$5,770	$7,593	$8,752
Operating Income	526	248	989	1,116
Net income	1,116	124	750	1,221
Basic earnings per share	$0.02	$0.00	$0.01	$0.01
Diluted earnings per share	$0.02	$0.00	$0.01	$0.01
For the Year Ended December 31, 2009
Net revenues	6,126	5,489	5,162	5,547
Operating (loss) income	(386)	(985)	(833)	135
Net loss	(1,607)	(1,654)	(1,376)	(285)
Basic and diluted earnings per share	$(0.02)	$(0.02)	$(0.02)	$(0.07)

The Company recorded a number of adjustments during the fourth quarter of the year ended December 31, 2010 that included a $382,000 increase in the reserve for bad debts and a $1.8 million reduction in the dispute reserve against accounts payable. In addition, the gains described in Note 6 aggregated to $762,000 in the fourth quarter of the fiscal year.