Form 10-Q
period 2011-03-31
InterMetro Communications, Inc.
filed 2011-05-16
CIK 1160142

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

(805) 433-8000
(Registrant’s Telephone Number,
0Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2011 there were 74,207,728 shares outstanding of the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash	$560	$428
Accounts receivable, net of allowance for doubtful accounts of $871 and $850 at March 31, 2011 and December 31, 2010, respectively	1,988	3,494
Deposits	113	105
Prepayments and other current assets	402	259
Total current assets	3,063	4,286
Property and equipment, net	105	109
Goodwill	900	900
Other intangible assets	—	9
Other long-term assets	4	3
Total Assets	$4,072	$5,307

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable net of dispute reserve of $509 and $1,016 at March 31, 2011 and December 31, 2010, respectively	$4,794	$9,898
Accrued expenses	3,683	3,808
Deferred revenues and customer deposits	319	323
Borrowings under line of credit facilities net of debt discount of $0 and $82 at March 31, 2011 and December 31, 2010, respectively	2,187	2,110
Amount due to former ATI shareholder (in default)	75	75
Current portion of vendor settlements	3,177	2,140
Current portion of secured promissory notes, including $875 from related parties net of debt discount of $10 and $12 at March 31, 2011 and December 31, 2010, respectively	1,989	1,488
Liability for warrant put feature	717	717
Total current liabilities	16,941	20,559

Long-term vendor settlements	1,546	701
Long-term secured promissory notes	384	883
Total liabilities	18,871	22,143

Commitments and contingencies (Note 12 )

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 25,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 74,207,728 and 72,975,423 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	74	73
Additional paid-in capital	29,154	29,145
Accumulated deficit	(44,027)	(46,054)
Total stockholders’ deficit	(14,799)	(16,836)
Total Liabilities and Stockholders’ Deficit	$4,072	$5,307

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenues	$6,256	$5,919
Network costs	4,519	4,077
Gross profit	1,737	1,842
Operating expenses
Sales and marketing (includes stock based compensation of $0 and $3 for the three months ended March 31, 2011 and 2010, respectively)	233	455
General and administrative (includes stock based compensation of $0 and $4 for the three months ended March 31, 2011 and 2010, respectively)	998	861
Total operating expenses	1,231	1,316
Operating income	506	526
Interest expense, net (includes stock-based charges of $84 and $44 for the three months ended March 31, 2011 and 2010, respectively)	379	462
Accounts payable write-off	(186)	(591)
Gain on forgiveness of debt	(1,714)	(461)

Net income	$2,027	$1,116
Basic net income per common share	$0.03	$0.02
Diluted net income per common share	$0.02	$0.02
Shares used to calculate basic net income per common share	73,400	71,402
Shares used to calculate diluted net income per common share	87,450	71,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Deficit
Balance at January 1, 2011	25,000	$—	72,975,423	$73	$29,145	$(46,054)	$(16,836)
Warrants exercised	—	—	1,232,305	1	9	—	10
Net income for the three months ended March 31, 2011	—	—	—	—	—	2,027	2,027
Balance at March 31, 2011	25,000	$—	74,207,728	$74	$29,154	$(44,027)	$(14,799)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,027	$1,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16	16
Stock based compensation	—	7
Amortization of debt discount	84	44
Provision for doubtful accounts	21	21
Accounts payable write-off	(186)	(591)
Gain on forgiveness of debt	(1,714)	(461)
(Increase) decrease in assets:
Accounts receivable	1,485	(919)
Other current assets	(149)	(241)
Increase (decrease) in liabilities:
Accounts payable	(1,121)	980
Accrued expenses	(32)	158
Vendor settlements	(295)	—
Deferred revenues and customer deposits	(4)	(83)
Net cash provided by operating activities	132	47

Cash flows from investing activities:
Purchase of property and equipment	(5)	(20)

Cash flows from financing activities:
Principal payments on lines of credit	(5)	—
Bank overdraft	—	118
Proceeds from exercise of warrants	10	(65)
Net cash provided by financing activities	5	53

Net increase in cash	132	80
Cash at beginning of period	428	99
Cash at end of period	$560	$179

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

Basis of Presentation -  The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 which are included in the Form 10-K filed by the Company on March 30, 2011.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had a working capital deficit of $13,878,000 and had a total stockholders’ deficit of $14,799,000 as of March 31, 2011.  Though the Company was profitable for the three months ended March 31, 2011 and the year ended December 31, 2010, which included $1.9 million and $2.3 million of non-cash gains, respectively,  it had net losses in previous years and will have to generate and sustain significant gross margin to maintain profitability. The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7 to the Consolidated Financial Statements), principal and interest due on its revolving line of credit (see Note 11 to the Consolidated Financial Statements) and settlement payments due (see Note 6 to the Consolidated Financial Statements). The loans under the revolving line of credit are secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences to the Company such as cessation of its operations.

   The Company anticipates it will not have sufficient cash flows to fund its operations through fiscal 2011, or earlier, depending on the results of the negotiations with Moriah Capital, L.P. (“Moriah”) regarding the Company’s indebtedness to Moriah discussed in Note 11. If the Company were to require additional financings in order to fund ongoing operations there can be no assurance that it will be successful in completing the required financings which could ultimately cause the Company to cease its operations.   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease its operations.  The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2010 states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 11, the Company entered into agreements with Moriah under which it could borrow up to $2,400,000.  At March 31, 2011, the Company had borrowed $2,000,000. The availability of loan amounts under the agreements expires on June 30, 2011 and all amounts will be due at that time.

Management believes that the losses in past years were primarily attributable to costs related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base, in order for the Company to become profitable. This resulted in the Company taking on debt and delaying payment to certain vendors.  The Company may be required to obtain other financing during the next twelve months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. Management continues to work with its historical vendors in order to secure the continued extension of credit. Management believes that cash flows from operations and additional debt conversions are integral to management’s plan to retire past due obligations and be positioned for growth.  No assurance can be given, however, that the Company will be successful in restructuring its debt on terms favorable to the Company or at all. Should the Company be unsuccessful in this restructuring, material adverse consequences to the Company could occur such as cessation of its operations.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.  Bad debt expense for each of the three month periods ended March 31, 2011 and 2010 amounted to $21,000.

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

Advertising Costs - The Company expenses advertising costs as incurred. There were no advertising costs included in sales and marketing expenses for the three months ended March 31, 2011 and 2010.

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At March 31, 2011 and December 31, 2010, management does not believe there is any impairment in the value of Goodwill.

Vendor Disputes - The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.

Stock-Based Compensation - The Company has applied FASB ASC 718 “Compensation – Stock Compensation”.   For grants to employees under its 2004 plan and 2007 plan, the Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant any options during the three months ended March 31, 2011 and 2010.

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

The Company had four customers which accounted for 66% and one customer which accounted for 39% of net revenue for the three months ended March 31, 2011 and 2010, respectively.

The Company had an accounts receivable balance from four and three customers that accounted for 50% and 70% of total accounts receivable at March 31, 2011 and December 31, 2010, respectively.

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

Basic and Diluted Net Income (Loss) per Common Share - Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes dilution for potential common stock issuances when the warrants, options or common stock conversion rights underlying those potential issuances are below the then fair market value of the Company’s common stock and have intrinsic value.  A total of 14,049,891 potential common stock issuances were included in the calculation of diluted net income for the three months ended March 31, 2011.  As none of the Company’s potential stock issuances had intrinsic value at March 31, 2010, they had no effect on the calculation of diluted net income per common share.

Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of its common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a $150,000 two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000.  These amounts were payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition closing date. As of March 31, 2011 and December 31, 2010, $75,000 remained unpaid to the former selling shareholder. The fair value of the shares issued was based on the guaranteed price of $4.87 per share.  The number of shares of common stock consideration paid to the selling shareholder of ATI was subject to an adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock did not reach a minimum price of $4.87 per share during the two years following the closing date.   The selling shareholder of ATI was also entitled to contingent consideration of common shares and cash during the two succeeding years from the acquisition date upon meeting certain performance targets tied to revenue and profitability.  In December 2008, the Company issued 4,089,930 shares of common stock, with a fair value of $611,043, as full payment of the contingent consideration.  During the third quarter of 2009, the President of ATI departed from the Company.  On March 31, 2011, the former President of ATI filed a law suit against the Company (see Note 12 to the Consolidated Financial Statements).

The Company has developed an integration plan for utilizing the Company’s network to carry the ATI customer traffic. The execution of this plan will result in a significant cost savings that was used in the present value of net cash flows analysis that supports the carrying value of ATI Goodwill which was $900,000 at March 31, 2011 and December 31, 2010.

3 — Prepayments and Other Current Assets

The following is a summary of the Company’s prepayments and other current assets (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Employee advances	$63	$63
Deferred loan costs	—	96
Prepaid expenses	339	100
Other current assets	$402	$259

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Telecommunications equipment	$3,327	$3,327
Computer equipment	179	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,699	3,694
Less: accumulated depreciation and amortization	(3,594)	(3,585)
Property and equipment, net	$105	$109

Depreciation expense included in network costs was $9,000 and $7,000 for the three months ended March 31, 2011 and 2010, respectively. Depreciation and amortization expense included in general and administrative expenses was $7,000 and $9,000 for the three months ended March 31, 2011 and 2010, respectively.

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company could obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its operations. At March 31, 2011, the Company had purchased telecommunications equipment under this agreement totaling $1,439,000.  In January 2010, the Company executed a modification to the purchase agreement that set the total amount due to be $249,500 which was subsequently reduced to $100,000 and is subject to timely payments by the Company. As part of the modification, the vendor was awarded 200,000 warrants with a strike price of $0.01 and a fair value of $1,179.  The amount remaining to be paid is $41,000 at March 31, 2011.

In May 2006, the Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. Payments were scheduled to be based on either the actual underlying traffic utilized by each piece of equipment or fixed cash payments. Through December 31, 2009, the Company had purchased VoIP equipment under this agreement totaling $691,000.  The value of the equipment was based on the present value of future scheduled payments.  At December 31, 2009, the Company had accrued $1,096,000 due to Cantata, which was equal to the undiscounted future scheduled payments.  The difference between the undiscounted future payments and the purchase price was recorded to interest expense.  The Company was previously sued by Cantata for breach of contract and lack of payment and the lawsuit was settled in January 2010 for $500,000. The settlement contains a long-term payment plan and is subject to timely payments by the Company. As of March 31, 2011, the remaining amount due under the settlement agreement was $310,000.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Commissions, network costs and other general accruals	$944	$1,136
Accrued USF and Sales Tax	783	762
Deferred payroll and other payroll related liabilities	552	560
Interest due on convertible promissory notes and other debt	1,018	1,000
Payments due to third party providers	385	350
Accrued expenses	$3,682	$3,808

6 — Vendor Settlements, Contingent Gains and Gain of Forgiveness of Debt

During the three months ended March 31, 2011, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $1,714,000 for the three months ended March 31, 2011.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $186,000 for the same period, and is included in accounts payable write-off.  The CLEC accounts payable were written off based on a two year statute of limitations on such accounts payable balances. In the three months ended March 31, 2011, these transactions reduced accounts payable by $3,980,000 and accrued expenses by $93,000.

At March 31, 2011, the balance in vendor settlements payable was $4,723,000 including $2,052,000 of deferred gains subject to timely payments.  The settlements will be paid in periods ranging from one to thirty months with an aggregate monthly payment of approximately $93,000.   The Company will continue to approach vendors to enter into similar agreements as well as continuing to write-off certain CLEC accounts payable under statute of limitations.  As of March 31, 2011 some of these settlement agreements are in default.

During the three months ended March 31, 2010, the Company entered into payment plan agreements that resulted in the Company recorded a gain on forgiveness of debt of $461,000.  In addition, the Company wrote-off certain accounts payable for CLECs that resulted in a gain of $591,000. These transactions reduced accrued expenses by $1,535,000 and reduced accounts payable by $1,270,000. These transactions also resulted in vendor settlements payable of $1,753,000 at March 31, 2010 including $819,000 of gain contingency based on timely payments.

7 — Secured Promissory Notes and Advances

2008 Bridge Loan - In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.  In 2008 the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors, for a total of $1,920,000.  The secured notes were issued on January 16, 2008 and were scheduled to mature 13 to 18 months after issuance (“2008 Bridge Loan”).  The 2008 Bridge Loan was extended in 2009 to July 15, 2010, and then modified on October 5, 2010 (“2008 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing March 31, 2011 and concluding on July 15, 2012. The March 31, 2011 interest payments have not been made. The 2008 Bridge Loan bears interest at a rate of 13% per annum and contain an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note. The 2008 Bridge Loan is collateralized by substantially all of the assets of the Company.  Since inception, the Company has incurred $866,000 in interest and fees, including $61,000 during the three months ended March 31, 2011.

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

2009 Bridge Loan- In November and December 2008, two related party secured note holders advanced an additional $310,000 and in 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum.  On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement (“2009 Bridge Loan”) with the advance lenders.  Per the 2009 Bridge Loan, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010, and then subsequently modified on October 5, 2010 (“2009 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing November 30, 2010 and concluding February 28, 2012.  On November 30, 2010 the note holders waived their initial installment payment for 60 days and received their first payments as of January 31, 2011. The February 28, 2011 interest payments have not been made.  The 2009 Bridge Loan accrues interest at 13% per annum and contain an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.   The holder of each note has the right, at any time and from time to time, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into shares of common stock by dividing the conversion amount by $0.25.  The 2009 Bridge Loan is collateralized by substantially all of the assets of the Company.   Since inception, the Company has incurred $160,000 in interest and fees, including $15,000 during the three months ended March 31, 2011.

As was the case for the 2008 Bridge Loan warrants, the provisions of the 2009 Bridge Loan warrants included terms that resulted in the company providing shares of common stock in lieu of exercise under certain conditions, which conditions occurred on June 12, 2009 and resulted in the issuance of 1,387,500 shares of common stock to extinguish the 2009 Bridge Original Warrants.  In exchange for the 2009 Bridge Loan Modification the holder received a common stock purchase warrant (“2010 Extension Warrants”) for each dollar of principal with an exercise price of $0.01 per share that expire on October 5, 2017.  The value associated with the 2010 Extension Warrants was $3,000 and was recorded as an offset to the principal balance of the secured notes and is being amortized into interest expenses over the term of the notes using the effective interest method.  The warrants were valued using the Black-Scholes formula.

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $2,000 and $3,000 for the three months ended March 31, 2011 and 2010, respectively.  The net amount of the notes was $2,373,000 and $2,371,000 as of March 31, 2011 and December 31, 2010, respectively.  The Company did not make certain scheduled interest payments on both the 2008 and 2009 Bridge Loans during the three months ended March 31, 2011.   It has not received a notice of cure or default from any of the note holders in response to the non-payments.

8 — Long-Term Debt

The Company’s long-term debt consists of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Vendor settlements	$4,723	$2,841
Secured promissory notes	2,373	2,371
Less: Current portion of long-term debt	(5,166)	(3,628)
Long-term debt	$1,930	$1,584

As of March 31, 2011 a summary of future maturities of long-term debt are as follows:

2011	$5,166
2012	1,125
2013	763
2014	42
$7,096

9 — Common and Preferred Stock

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

In November, 2009, the Company issued 25,000 shares of Series A Preferred stock at $1.00 per share to a stockholder and secured note holder

Common Stock - As of March 31, 2011, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 74,207,728 shares were issued and outstanding.

Private Placement of Securities – During the three months ended March 31, 2011, the Company issued 1,232,305 shares of its common stock pursuant to the exercise of warrants.  The Company received proceeds of $9,858 in connection with the issuance.

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

As of March 31, 2011, the Company has granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in September 2007and an additional 523,734 expired during the year ended December 31, 2008.  In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  The remaining 3,650,688 are fully vested at March 31, 2011 and were originally granted with exercise prices ranging from $0.04 to $0.97 per share.  On November 15, 2010, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all the stock options under the 2004 Plan to $0.01, the closing price of the Company’s common stock on that day. The incremental compensation cost computed using the Black-Scholes option pricing model was $14,000 which was charged to expense on that date.

Omnibus Stock and Incentive Plan – Effective January 19, 2007, our Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. Our shareholders ratified the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission which was declared effective on May 10, 2007.   Any employee or director of, or consultant for, us or any of the Company’s subsidiaries or other affiliates will be eligible to receive awards under the 2007 Plan. The Company has reserved 12,552,181 shares of common stock for awards under the 2007 Plan. The 2007 Plan specifically prohibits the re-pricing of any stock options awarded under this plan.

In November 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant.  In October 2008, InterMetro granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years expiring 5 years from date of grant.  No options to purchase shares of common stock were granted under the 2007 plan in the three months ended March 31, 2011.  As of March 31, 2011 none of the Company’s outstanding stock options under the 2007 Plan have been exercised.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the three months ended March 31, 2011 (unaudited):

	Number of Shares	Price per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	6,600,688		$—	$0.12	5.16	$182,534
Granted	—		—	—
Exercised	—		—	—
Forfeited/expired	—		—	—

Options outstanding at March 31, 2011	6,600,688	$		$0.12	4.91	$109,521

Options vested and expected to vest in the future at March 31, 2011	6,600,688	$		$0.12	4.91	$109,521

Options exercisable at March 31, 2011	6,530,688	$		$0.12	4.89	$109,521

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the three month period ended March 31, 2011 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on the fair market value of the Company’s stock.  As of March 31, 2011 there remain 9,602,181 shares available for grant.

Additional information with respect to the outstanding options at March 31, 2011 is as follows:
	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.01	1,478,748	2.75	$0.01	1,478,748	$0.01
0.01	154,039	3.00	0.01	154,039	0.01
0.01	431,307	3.25	0.01	431,307	0.01
0.01	123,231	3.75	0.01	123,231	0.01
0.01	277,269	4.50	0.01	277,269	0.01
0.25	2,950,000	6.50	0.25	2,880,000	0.25
0.01	338,884	4.50	0.01	338,884	0.01
0.01	643,880	4.75	0.01	643,880	0.01
0.01	110,907	4.75	0.01	110,907	0.01
0.01	92,423	5.00	0.01	92,423	0.01
	6,600,688			6,530,688

As of March 31, 2011, there was no unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.

Warrants – Historically, the Company has issued warrants to providers of equipment financing.  For a detailed description of the warrants issued in connection with equipment financing arrangements, see Note 4.

On April 30, 2008, the Company negotiated a revolving line of credit, which, as amended in September 2008, November 2008, May 2009, January 2010, September 2010 and December 2010, allows the company to borrow up to $2.4 million.  Warrants to purchase 12,500,000 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.05 per share were granted in connection with securing and amending this credit facility.  See Note 11 for a detail of the warrants issued in connection with this credit facility.

The Company has issued warrants to its secured note holders in connection with the execution of the loan agreements and subsequent amendments.  Warrants to purchase and aggregate of 4,302,500 and 1,920,000 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.50 were outstanding with these note holders as of March 31, 2011 and 2010, respectively.  See Note 7 for further details of these warrants.

In February 2011 a shareholder exercised warrants to purchase 1,232,305 shares of the Company’s common stock for $9,858.

 11 — Credit Facilities

ATI Bank Lines of Credit – ATI has two $100,000 lines of credit.  The line of credit with Bank of America has an interest rate of 7.13% per annum.  The line of credit with Wells Fargo Bank has an interest rate of 6.75 % per annum.   The lines of credit are personally guaranteed by the former stockholder of ATI. On March 31, 2011 the former stockholder of ATI filed lawsuit against the Company (see Note 12 to the Consolidated Financial Statements).  Borrowings under these lines of credit amounted to approximately $187,000 at March 31, 2011.

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

Pursuant to the Agreements, the Company was permitted to borrow an amount not to exceed 80% of its eligible accounts (as defined in the Agreements), net of all discounts, allowances and credits given or claimed. Pursuant to the Amendments, from September 10, 2008 through November 4, 2008 this borrowing base increased to 110% of eligible accounts, from November 5, 2008 through December 15, 2008 increased to 135% of eligible accounts, from December 16, 2008 to January 15, 2009 decreased to 120% of eligible accounts, from January 16, 2009 through May 1, 2009 decreased to 110% of the eligible accounts, from May 1, 2009 to July 31, 2009 increased to 120% of eligible accounts, from August 1, 2009 to September 30, 2009 decreased to 100% and thereafter decreased to 85%.  The Company's obligations under the loans are secured by all of the assets of the Company, including but not limited to accounts receivable; provided, however, that Moriah’s lien on the collateral other than accounts receivable (as such terms are defined in the Agreements) are subject to the prior lien of the holders of the Company’s outstanding secured notes.  The Agreements include covenants that the Company must maintain including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities. The Company is not in compliance with one of the financial covenants as of March 31, 2011.  Amendment No. 8 extended the term to June 30, 2011.

Annual interest on the credit facility is equal to the greater of (i) the sum of (A) the Prime Rate as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes plus (B) 4% or (ii) 15%, and is payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on June 30, 2011.  (See Note 1.)

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

Pursuant to Amendment No. 4 dated May 22, 2009, effective as of April 30, 2009, Moriah received 1,000,000 seven year warrants with an exercise price of $0.01. The warrants were valued using the Black-Scholes option-pricing model using assumptions in the table below.  The value associated with the 1,000,000 warrants was $45,000 and was recorded as an offset to the principal balance of the revolving credit facility and was amortized on a straight-line basis through January 2010.  The warrant put option liability was increased to $437,500 and the $187,500 increase in the liability was recorded as an offset to the principal balance of the revolving credit facility and was amortized on a straight-line basis through January 2010.  In addition, Amendment No. 4 reduced the exercise price per share of the previous 6,000,000 warrants from $1.00 to $0.25.  As a result of re-pricing, incremental cost of $19,000 was recorded as debt discount and was fully amortized as of December 31, 2010.

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

Pursuant to Amendment No. 6 entered into September 29, 2010 and effective April 30, 2010, the Company agreed to make regular principal reductions that would permanently reduce the maximum amount borrowed to $1,450,000 by December 31, 2010. As previously amended, the Company had issued to Moriah Warrants #1 to #6 to purchase a total of 9,000,000 shares of the Company's common stock, 6,000,000 of which have an exercise price of $0.05 and 3,000,000 of which have an exercise price of $0.01 and which collectively expire on various dates between April 30, 2015 and February 28, 2017.   The Company had also previously granted Moriah an option, as part of the Agreement, pursuant to which Moriah could sell the 2,000,000 shares subject to Warrant #1 back to the Company for $437,500.  The Company, as part of Amendment No. 6, has now issued to Moriah an additional warrant (Warrant #8) to purchase 1,500,000 shares of common stock with an exercise price of $0.01 and a term of seven years, which, in combination with the aforementioned Warrant #1 (exercisable for a total of 3,500,000 shares) may now be sold back to the Company for $437,500 between July 1, 2011 and July 30, 2011.  In addition, as part of Amendment No. 6, the Company issued to Moriah a warrant (Warrant #7) to purchase 2,000,000 shares of the Company's common stock with an exercise price of $0.01 and a term of seven years and also granted Moriah an option to sell this warrant (Warrant #7) back to the Company for $280,000 between July 1, 2011 and July 30, 2011.  The warrants issued pursuant to Amendment No. 6 have been valued using the Black-Scholes option-pricing model.  The value associated with the 3,500,000 warrants is $20,400 and was amortized on a straight-line basis over the extended term of the agreement, of which $6,000 was amortized during the three months ended March 31, 2011.

Pursuant to Amendment No. 7 entered into in March 2011 and effective December 31, 2010, the maximum amount that could be borrowed at December 31, 2010 is $2,400,000.  The Company has made payments on the line of credit that have reduced the outstanding advances to $2,000,000 at March 31, 2011.  Also pursuant to Amendment No. 7, the term of all warrants issued to Moriah was extended by two years.  The extension of the warrants has been valued using the Black-Scholes option-pricing model. The value associated with the extension was $14,000 and was charged to interest expense.

Pursuant to Amendment No. 8 entered into in May 2011 and effective March 30, 2011, the term of the agreement was extended to June 30, 2011 and the Company incurred loan costs of $30,000 that will be amortized over the extended term of the agreement.

The expense recognized by the Company in the three months ended March 31, 2011 and 2010 from the amortization of the debt discount was $82,000 and $41,000, respectively.  The Company calculated the fair value of the warrants using the following assumptions:

	December 31, 2010	March 31, 2010
Risk-free interest rate	0.7% to 2.7%	1.63%
Expected lives (in years)	3.2 to 4.4 years	3.5 years
Dividend yield	0%	0%
Expected volatility	86.0%	86.0%
Forfeiture rate	0%	0%

Pursuant to various Agreements and Amendments pursuant to which Moriah may sell certain warrants back to the Company for $437,500 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or January 31, 2010. As noted above, as part of Amendment No. 6 the Company granted Moriah an additional option pursuant to which Moriah can sell warrants back to the company for $280,000.  The Company has determined that the put options associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity,” the put option requires liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $717,500 as of March 31, 2011.  The debt discount associated with the $280,000 liability for warrant put feature was amortized over the extended term of the agreement, of which $76,000 was amortized during the three months ended March 31, 2011.

Pursuant to Amendment No. 6, the Company incurred deferred loan costs of $242,500 that were amortized over the extended term of the agreement.  Interest expense recognized for the three months ended March 31, 2011 for the amortization of deferred loan costs was $66,000.

Also pursuant to Amendment No. 7, the Company incurred additional loan costs of $30,000. The full amount of the costs was amortized in the three month period ended March 31, 2011.

12 — Commitments and Contingencies

Facility Lease – The Company leases its facilities under a non-cancelable operating lease that expires on March 31, 2012 at an annual expense of approximately $168,000.  Rent expense for the Company’s facilities for the three months ended March 31, 2011 and 2010 was $48,000 and $69,000, respectively.

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with vendors and other companies that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of March 31, 2011, there were approximately $509,000 of disputed payables. The Company is in discussion with the significant vendors, or companies that have sent invoices, regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlements would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on FASB ASC 450 “Contingencies.”

A Local Exchange Carrier – In April 2008, the Company entered into a settlement agreement with a significant provider of network services to the Company (“Vendor”).  The settlement agreement included a payment arrangement for past due amounts of approximately $3.0 million with full repayment due prior to December 31, 2008.  The settlement agreement also provided a separate credit to the Company of approximately $1.4 million for past disputes.   The Company received a notice of default, dated August 12, 2009, threatening, among other things, a rescission of the $1.4 million credit.   Effective March 31, 2011, the Company entered into a settlement agreement (“the Agreement”) with the Vendor which superseded and replaced the April 2008 settlement between the parties.  The Agreement resolves all outstanding disputes between the parties and includes definitive resolution of the credits previously due to the Company, unconditionally.  As a result of the settlement the Company recorded a non-recurring gain during the three months ended March 31, 2011.  The settlement contains a long-term payment plan and is subject to timely payment by the Company.

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

On March 31, 2011, the Company was notified that a former employee and the former president of Advanced Tel, Inc, (“ATI”) the Company’s wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said former employee certain amounts related to the agreement entered into by the parties (“Purchase Agreement”) when the Company purchased ATI in 2006.  The Company denies that it owes these amounts and is vigorously asserting its position.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2009 and 2010 the Company did not make all of the payments claimed by the USAC in a timely manner and USAC transferred these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred some of these unpaid amounts to the Department of the Treasury which worked with the Company to establish long term payment plans.   Should any of the remaining unpaid amounts with the FCC transfer from the FCC to Treasury, additional fees, surcharges and penalties will be added to the amount due.  As of March 31, 2011, the Company has recorded an aggregate $1.2 million in connection with the USF.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs.  Failure to finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accounts payable is $182,000 at March 31, 2011 and December 31, 2010 for unpaid amounts.

13 — Income Taxes

At March 31, 2011, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $44 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Current assets and liabilities:
Current assets and liabilities:
Deferred revenue	$(89)	$(88)
Bad Debt	349	340
Accrued expenses	1,472	1,523
	1,732	1,775
Valuation allowance	(1,732)	(1,775)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$(15)	$(23)
Net operating loss carryforward	17,610	18,421
	17,595	18,398
Valuation allowance	(17,595)	(18,398)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Three Months Ended March 31,
	2011	2010
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at March 31, 2011 and December 31, 2010.

The Company has applied the provision of FASB ASC 740, “Income Taxes” which clarifies the accounting for uncertainty in tax positions.  FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  At March 31, 2011 and December 31, 2010, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of March 31, 2011 and December 31, 2010, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America (“U.S.”) and files tax returns in the U.S. federal jurisdiction and California (or various) state jurisdiction (s). The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006. The Company currently is not under examination by any tax authority.

14 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Cash paid:
Interest	$118	$150

Non-cash information:

Stock and warrants issued for debt	$—	$18

Fair value of debt discount	$—	$20

15 — Consulting Fee

Effective September 1, 2009, the Company entered into a consulting agreement with one of its board members to provide consulting services.  The Company was obligated to pay $6,250 per month plus out of pocket expenses for these services for the period September 1, 2009 to October 31, 2009, then $10,000 per month plus out of pocket expense and $15,000 beginning in February 2011.

The Company incurred consulting fees under this agreement in the amount of $40,000 and 30,240 for the three months ended March 31, 2011 and 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Report contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Report. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the risks and uncertainties discussed in the “Business” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as applicable, of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”) as well as the following:

(a)	our success in renegotiating and settling the terms of our indebtedness and other liabilities;

(b)	Our ability to raise additional financing to the extent necessary to continue to operate our business;

(c)	volatility or decline of our stock price;

(d)	potential fluctuation in quarterly results;

(e)	our failure to earn revenues or profits;

(f)	inadequate capital and barriers to raising capital or to obtaining the financing needed to implement our business plans;

(g)	changes in demand for our products and services;

(h)	rapid and significant changes in markets;

(i)	litigation with or legal claims and allegations by outside parties;

(j)	insufficient revenues to cover operating costs;

(k)	the possibility we may be unable to manage our growth;

(l)	extensive competition;

(m)	loss of members of our senior management;

(n)	our dependence on local exchange carriers;

(o)	our need to effectively integrate businesses we acquire;

(p)	risks related to acceptance, changes in, and failure and security of, technology; and

(q)	regulatory interpretations and changes.

We caution you not to place undue reliance on forward looking statements, which speak only as of the date of this Report. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on behalf of us may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

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

We enhanced our network’s functionality by implementing Signaling System 7, or SS-7, technology. SS-7 allows access to customers of the local telephone companies, as well as customers of wireless carriers. SS-7 is the established industry standard for reliable call completion, and it also provides interoperability between our VoIP infrastructure and traditional telephone company networks.  While we expect to continue to add to capacity, as of March 31, 2011 and 2010, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure.  A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

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

Longer term, we expect to continue to make acquisitions of telecommunications companies. As we complete these acquisitions and add an acquired company’s traffic and revenue to our operations, we may incur increased usage-based network costs. These increased costs will come from traffic that remains with the acquired company’s pre-existing carrier and from any of the acquired company’s traffic that we migrate to our SS-7 services or our off-net carriers. We may also experience decreases in usage based charges for traffic of the acquired company that we migrate to our network. The migration of traffic onto our network requires network construction to the acquired company’s customer base, which may take several months or longer to complete.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2011	2010
Net revenues	100%	100%
Network costs	72	69
Gross profit	28	31
Operating expenses:
Sales and marketing	4	8
General and administrative	16	15
Total operating expenses	20	23
Operating income	8	8
Gain on forgiveness of debt	30	18
Interest expense	6	8

Net income	32%	18%

Net Revenues. Net revenues increased $337,000, or 5.7%, to $6.2 million for the three months ended March 31, 2011 from $5.9 million for the three months ended March 31, 2010. Though we have continued to increase new customers, this has been offset by the loss of certain low-margin customers, primarily attributable to ATI, combined with decreased revenues from existing customers.  Specifically, while the addition of new customers contributed approximately $1.0 million to revenue in the three months ended March 31, 2011 and existing customers contributed  an additional $2.7 million in increasing revenues, these $3.7 million in revenue gains were offset by an approximate $3.4 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.

 Network Costs. Network costs increased $442,000, or 10.8%, to $4.5 million for the three months ended March 31, 2011 from $4.1 million for the three months ended March 31, 2010.  Included within total network costs, variable network costs increased by $631,000 to $4.2million (67.2% of revenues) for the three months ended March 31, 2011 from $3.6 million (60.4% of revenues) for the three months ended March 31, 2010. Fixed network costs decreased by $189,000 to $313,000 for the three months ended March 31, 2011 from $502,000 for the three months ended March 31, 2010, with the decrease coming primarily from the elimination of underutilized network components that were in operation during three months ended March 31, 2010.  There were no significant fixed network expenses added during the three months ended March 31, 2011.  Gross margin decreased to 27.8% for the three months ended March 31, 2011 from a gross margin of 31.1% for the three months ended March 31, 2010. The increase in variable cost as a percentage of revenues and the decrease in gross margin were related primarily to changes in traffic patterns during the three months ended March 31, 2011.  Depreciation expense included within network costs for the three months ended March 31, 2011 was $9,000 as compared to $7,000 for the three months ended March 31, 2010.

Sales and Marketing. Sales and marketing expenses decreased $222,000, or 48.8% to $233,000 for the three months ended March 31, 2011 from $455,000 for the three months ended March 31, 2010. Sales and marketing expenses as a percentage of net revenues were 3.7% and 7.7% for the three months ended March 31, 2011 and 2010, respectively.  The decrease is primarily attributable to the decrease in ATI revenues from which agent commissions are paid.  In addition, a change in product mix resulted in a decrease in certain high percentage commissions.

General and Administrative. General and administrative expenses increased $137,000 or 15.9% to $998,000 for the three months ended March 31, 2011 from $861,000 million for the three months ended March 31, 2010. General and administrative expenses as a percentage of net revenues were 16.0% and 14.5% for the three months ended March 31, 2011 and 2010, respectively. After a reduction in workforce and salary reductions during 2009, the Company has begun to hire and the resulting increase in compensation cost is the most significant factor in the increase in general and administrative expenses for the three months ended March 31, 2011.

Accounts Payable Write Off and Gain on Forgiveness of Debt   During the three months ended March 31, 2011, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $1,714,000 for the three months ended March 31, 2011.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $186,000 for the same period, and is included in accounts payable write-off.  The CLEC accounts payable were written off based on a two year statute of limitations on such accounts payable balances. During the three months ended March 31, 2010, the Company entered into payment plan agreements that resulted in the Company recorded a gain on forgiveness of debt of $461,000.  In addition, the Company wrote-off certain accounts payable for CLECs that resulted in a gain of $591,000.

Interest Expense, net. Interest expense, net decreased $83,000, or 18.0%, to $379,000 for the three months ended March 31, 2011 from $462,000 for the three months ended March 31, 2010. The most significant factor in the reduction of interest expense was certain vendor settlements that ended the assessment of late payment charges.  Interest expense for the three months ended March 31, 2011 includes $82,000 from the amortization of debt discount related to the Moriah credit facility as compared to $41,000 in the March 31, 2010 quarter.  Interest expense related to the secured promissory notes was $78,000 for the three months ended March 31, 2011 and 2010.

Liquidity and Capital Resources

At March 31, 2011, we had $561,000 in cash as compared to cash of $428,000 at December 31, 2010.  The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $13.9 million at March 31, 2011 and negative $16.3 million at December 31, 2010.  Working capital increased primarily due to settlements with vendors that resulted in payment plans for lesser amounts over extended terms. (see Note 6 to the Consolidated Financial Statements.)

Significant changes in cash flows from March 31, 2011 as compared to March 31, 2010:

Net cash provided by operating activities was $132,000 for the three months ended March 31, 2011 as compared to $47,000 for the three months ended March 31, 2010. The most significant change that contributed to cash from operating activities was net income for the three months ended March 31, 2011 of approximately $2.0 million. This was offset by non-cash gain on debt forgiveness of $1.7 million.

Net cash used in investing activities was $5,000 and $20,000 for the three months ended March 31, 2011and 2010, respectively, attributable to the purchase of equipment.

Net cash provided by financing activities for the three months ended March 31, 2011 was $5,000 as compared to cash provided by financing activities of $53,000 for the three months ended March 31, 2010. Net cash provided by financing activities for the three months ended March 31, 2011 consisted of $10,000 proceeds from the exercise of warrants offset by $5,000 of principal payments on a credit line.   Net cash provided by financing activities for the three months ended March 31, 2010 included a $118,000 bank overdraft as a source of funds and principal payments on a note for equipment of $65,000 as a use of funds.

The Company had a working capital deficit of $13,878,000 and had a total stockholders’ deficit of $14,799,000 as of March 31, 2011.  Though the Company was profitable for the three months ended March 31, 2011 and the year ended December 31, 2010, which included $1.9 million and $2.3 million of non-cash gains, respectively,  it had net losses in previous years and will have to generate and sustain significant gross margin to maintain profitability. The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7 to the Consolidated Financial Statements), principal and interest due on its revolving line of credit (see Note 11 to the Consolidated Financial Statements) and settlement payments due (see Note 6 to the Consolidated Financial Statements). The loans under the revolving line of credit are secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences to the Company such as cessation of its operations.

   The Company anticipates it will not have sufficient cash flows to fund its operations through fiscal 2011, or earlier, depending on the results of the negotiations with Moriah Capital, L.P. (“Moriah”) regarding the Company’s indebtedness to Moriah discussed in Note 11. If the Company were to require additional financings in order to fund ongoing operations there can be no assurance that it will be successful in completing the required financings which could ultimately cause the Company to cease its operations.   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease its operations.  The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2010 states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 11, the Company entered into agreements with Moriah under which it could borrow up to $2,400,000.  At March 31, 2011, the Company had borrowed $2,000,000. The availability of loan amounts under the agreements expires on June 30, 2011 and all amounts will be due at that time.

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

Credit Facilities

Revolving Credit Facility – In April 2008, the Company entered into a convertible revolving credit agreement with Moriah pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million, in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million and in May 2009 the Company entered into Amendment No. 4 to the agreement which increased the access to $2.55 million.  The availability of loan amounts at December 31, 2009 under the revolving credit agreement was to expire on April 30, 2009. The Company entered into Amendment No. 5 to the agreement as of January 31, 2010 that extended the expiration to April 30, 2010.  The Company entered into Amendment No. 6 on September 29, 2010, effective April 30, 2010, that extended the expiration to March, 30, 2011and Amendment No. 7 as of December 31, 2010 that lowered the amount of the principal reduction payments required as of December, 31, 2010.  As of March 31, 2011, the Company is permitted to borrow an amount not to exceed 85% of its eligible accounts receivable. As of March 31, 2011, the Company had borrowed $2.0 million. The Company's obligations are secured by all of the assets of the Company.  Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 15%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on June 30, 2011. (See Note 11 to the Consolidated Financial Statements for detailed discussion.)

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

Goodwill
We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At March 31, 2011, management does not believe there is any impairment in the value of goodwill.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at March 31, 2011 and 2010. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of March 31, 2011 and December 31, 2010, our net operating loss carryforwards for federal tax purposes were approximately $44.0 million and $46.1 million, respectively.  These net operating losses occurred subsequent to our business combination in December 2006.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of March 31, 2011, there is approximately $500,000 of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process.

Contractual Obligations

We have no capital lease obligations at March 31, 2011. The operating lease for our corporate offices expires March 31, 2012 with a monthly lease payment of $14,000.  There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations.

The following table reflects a summary of our contractual obligations at March 31, 2011:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The registrant is a smaller reporting company and, therefore, is not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

See Risk Factors in the Form 10-K filed by the Company on March 30, 2011

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

Effective March 30, 2011, the Company entered into Amendment No. 8 to the loan and security agreement with Moriah Capital, L.P. that extended the term of the agreement to June 30, 2011.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. 1350

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMETRO COMMUNICATIONS, INC.

Dated: May 16, 2011	By:	/s/ Charles Rice Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: May 16, 2011	By:	/s/ David Olert David Olert
Chief Financial Officer and Director