Form 10-Q
period 2011-09-30
InterMetro Communications, Inc.
filed 2011-11-14
CIK 1160142

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
(Including Area Code)

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

As of August 5, 2011 there were 74,352,728 shares outstanding of the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash	$56	$428
Accounts receivable, net of allowance for doubtful accounts of $1,002 and $850 at September 30, 2011 and December 31, 2010, respectively	2,527	3,494
Deposits	112	105
Prepayments and other current assets	368	259
Total current assets	3,063	4,286
Property and equipment, net	109	109
Goodwill	450	900
Other intangible assets	—	9
Other long-term assets	4	3
Total Assets	$3,626	$5,307

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable net of dispute reserve of $503 and $1,016 at September 30, 2011 and December 31, 2010, respectively	$4,458	$9,898
Accrued expenses	4,055	3,808
Deferred revenues and customer deposits	275	323
Borrowings under line of credit facilities net of debt discount of $65 and $82 at September 30, 2011 and December 31, 2010, respectively	2,112	2,110
Amount due to former ATI shareholder (in default)	75	75
Current portion of vendor settlements	2,232	2,140
Current portion of secured promissory notes, including $875 from related parties net of debt discount of $6 and $12 at September 30, 2011 and December 31, 2010, respectively	2,378	1,488
Liability for warrant put feature	737	717
Total current liabilities	16,322	20,559

Long-term vendor settlements	1,164	701
Long-term secured promissory notes	—	883
Total liabilities	17,486	22,143

Commitments and contingencies (Note 12 )

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 25,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 74,352,728 and 72,975,423 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	74	73
Additional paid-in capital	29,207	29,145
Accumulated deficit	(43,141)	(46,054)
Total stockholders’ deficit	(13,860)	(16,836)
Total Liabilities and Stockholders’ Deficit	$3,626	$5,307

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$4,940	$7,593	$16,556	$19,282
Network costs	4,126	5,312	12,727	13,635
Gross profit	814	2,281	3,829	5,647
Operating expenses
Sales and marketing	166	402	603	1,197
General and administrative	954	890	2,830	2,687
Impairment of goodwill	450	—	450	—
Total operating expenses	1,570	1,292	3,883	3,884
Operating income (loss)	(756)	989	(54)	1,763
Interest expense, net (includes amortization of debt discount of $102 and $137 for the three months ended September 30, 2011 and 2010, respectively and $188 and $190 for the nine months ended September 30, 2011 and 2010, respectively)	317	500	907	1,365
Accounts payable write-off	(527)	—	(865)	(685)
Gain on forgiveness of debt	(1,087)	(261)	(3,009)	(907)

Net income	$541	$750	$2,913	$1,990
Basic net income per common share	$0.01	$0.01	$0.04	$0.03
Diluted net income per common share	$0.01	$0.01	$0.03	$0.03
Shares used to calculate basic net income per common share (in thousands)	74,296	72,903	73,971	72,090
Shares used to calculate diluted net income per common share (in thousands)	88,270	72,903	87,660	72,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2011	25,000	$—	72,975,423	$73	$29,145	$(46,054)	$(16,836)
Warrants exercised	—	—	1,232,305	1	9	—	10
Stock issued for debt	—	—	145,000	—	6	—	6
Warrants issued for forgiveness of debt	—	—	—	—	2	—	2
Warrants issued in connection with line of credit financing	—	—	—	—	45	—	45
Net income for the nine months ended September 30, 2011	—	—	—	—	—	2,913	2,913
Balance at September 30, 2011	25,000	$—	74,352,728	$74	$29,207	$(43,141)	$(13,860)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,913	$1,990
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	37	45
Stock based compensation	—	20
Amortization of debt discount	188	190
Provision for doubtful accounts	152	63
Impairment of goodwill	450	—
Accounts payable write-off	(865)	(685)
Gain on forgiveness of debt	(3009)	(907)
(Increase) decrease in operating assets:
Accounts receivable	814	(1,402)
Other current assets	(113)	(304)
Increase (decrease) in operating liabilities:
Accounts payable	(242)	1,526
Accrued expenses	340	809
Vendor settlements	(854)	(309)
Deferred revenues and customer deposits	(48)	(147)
Net cash (used in) provided by operating activities	(237)	889

Cash flows from investing activities:
Purchase of property and equipment	(30)	(50)

Cash flows from financing activities:
Principal payments on lines of credit	(15)	(50)
Proceeds from exercise of warrants	10	—
Payment for put stock repurchase	(100)	—
Bank overdraft	—	(177)
Principal payments on capital lease note payable	—	(201)
Net cash used in financing activities	(105)	(428)

Net (decrease) increase in cash	(372)	411
Cash at beginning of period	428	99
Cash at end of period	$56	$510

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

Basis of Presentation -  The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 which are included in Form 10-K filed by the Company on March 30, 2011.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had a working capital deficit of $13,259,000 and had a total stockholders’ deficit of $13,860,000 as of September 30, 2011.  Though the Company was profitable for the nine months ended September 30, 2011 and the year ended December 31, 2010, which included non-cash gains of $3.9 million and $2.3 million, respectively, it had net losses in previous years and will have to generate and sustain significant gross margin to maintain profitability. The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7), principal and interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6). The loans under the revolving line of credit are secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences to the Company such as cessation of its operations.

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

As discussed in Note 11, the Company entered into agreements with Moriah under which it could borrow up to $2,400,000.  At September 30, 2011, the Company had borrowed $2,000,000. The availability of loan amounts under the agreements expires on November 30, 2011 and all amounts will be due at that time.

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.  Bad debt expense amounted to $110,000 and $152,000, and $21,000 and $63,000 for the three and nine months ended September 30, 2011 and 2010, respectively.

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At September 30, 2011, using the present value calculation of a net cash flow analysis, the Company has determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and has taken a charge for the impairment of goodwill in the amount of $450,000 (see Note 2).

Vendor Disputes - The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.

Stock-Based Compensation - The Company has applied FASB ASC 718 “Compensation – Stock Compensation”.   For grants to employees under its 2004 plan and 2007 plan, the Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant any options during the nine months ended September 30, 2011 and 2010.

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

The Company had three customers which accounted for 56% and two customers which accounted for 46% of net revenue for the nine months ended September 30, 2011 and 2010, respectively.

The Company had accounts receivable balances from two and three customers that accounted for 42% and 70% of total accounts receivable at September 30, 2011 and December 31, 2010, respectively.

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

Basic and Diluted Net Income (Loss) per Common Share - Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes dilution for potential common stock issuances when the warrants, options or common stock conversion rights underlying those potential issuances are below the then fair market value of the Company’s common stock and have intrinsic value.  A total of 13,974,093 and 13,688,908 potential common stock issuances were included in the calculation of diluted net income per share for the three and nine months ended September 30, 2011, respectively.  As none of the Company’s potential stock issuances had intrinsic value at September 30, 2010, they had no effect on the calculation of diluted net income per common share for the three and nine months ended September 30, 2010.

Recent Accounting Pronouncements - In May 2011, the FASB issued ASU 20 11-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same.  ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011.  Early adoption by public entities is not permitted. The Company does not believe that the adoption of ASU 20 11-04 will have a material impact on the Company's consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 20 11-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," ("ASU 2011 -05") which ends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

In September 20 II , the FASB issued ASU No. 20 11 -08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," ("ASU 2011-08") which simplifies how entities test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step good will impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-08 will have a material impact on the Company's consolidated results of operation and financial condition.

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of its common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a $150,000 two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000.  These amounts were payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition closing date. As of September 30, 2011 and December 31, 2010, $75,000 remained unpaid to the former selling shareholder. The fair value of the shares issued was based on the guaranteed price of $4.87 per share.  The number of shares of common stock consideration paid to the selling shareholder of ATI was subject to an adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock did not reach a minimum price of $4.87 per share during the two years following the closing date.   The selling shareholder of ATI was also entitled to contingent consideration of common shares and cash during the two succeeding years from the acquisition date upon meeting certain performance targets tied to revenue and profitability.  In December 2008, the Company issued 4,089,930 shares of common stock, with a fair value of $611,043, as full payment of the contingent consideration.  During the third quarter of 2009, the President of ATI departed from the Company.  On March 31, 2011, the former President of ATI filed a law suit against the Company (see Note 12 to the Consolidated Financial Statements).

At September 30, 2011, using the present value calculation of a net cash flow analysis, the Company has determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and has taken a charge for the impairment of goodwill in the amount of $450,000. The Company has developed an integration plan for utilizing the Company’s network to carry the ATI customer traffic. The execution of this plan is expected to result in a cost structure that will make the ATI more competitive and improve gross margin through the cost savings.

3 — Prepayments and Other Current Assets

The following is a summary of the Company’s other current assets (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Employee advances	$69	$63
Deferred loan costs	24	96
Prepaid expenses	275	100
Other current assets	$368	$259

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Telecommunications equipment	$3,327	$3,327
Computer equipment	204	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,724	3,694
Less: accumulated depreciation and amortization	(3,615)	(3,585)
Property and equipment, net	$109	$109

Depreciation expense included in network costs was $9,000 and $7,000 for the three months ended September 30, 2011 and 2010, respectively and $27,000 and $18,000 for the nine months ended September 30, 2011 and 2010, respectively. Depreciation and amortization expense included in general and administrative expenses was $3,000 and $9,000 for the three months ended September 30, 2011 and 2010, respectively and $10,000 and $27,000 for the nine months ended September 30, 2011 and 2010, respectively.

In May 2006, the Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. Payments were scheduled to be based on either the actual underlying traffic utilized by each piece of equipment or fixed cash payments. Through December 31, 2009, the Company had purchased VoIP equipment under this agreement totaling $691,000.  The value of the equipment was based on the present value of future scheduled payments.  At December 31, 2009, the Company had accrued $1,096,000 due to Cantata, which was equal to the undiscounted future scheduled payments.  The difference between the undiscounted future payments and the purchase price was recorded to interest expense.  The Company was previously sued by Cantata for breach of contract and lack of payment and the lawsuit was settled in January 2010 for $500,000. The settlement contains a long-term payment plan and is subject to timely payments by the Company. As of September 30, 2011, the remaining amount due under the settlement agreement was $272,000.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Commissions, network costs and other general accruals	$992	$1,136
Accrued USF and sales tax	893	762
Deferred payroll and other payroll related liabilities	540	560
Interest due on convertible promissory notes and other debt	1,169	1,000
Payments due to third party providers	461	350
Accrued expenses	$4,055	$3,808

6 — Vendor Settlements, Contingent Gains and Gain of Forgiveness of Debt

During the nine months ended September 30, 2011, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $1,087,000 and $3,009,000 for the three and nine months ended September 30, 2011, respectively.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $527,000 and $865,000 for the same periods, and is included in accounts payable write-off.  The CLEC accounts payable were written off based on a two year statute of limitations on such accounts payable balances. In the three and nine months ended September 30, 2011, these transactions reduced accounts payable by $958,000 and $5,155,000,respectively, and accrued expenses by $0 and $93,000, respectively.

At September 30, 2011, the balance in vendor settlements payable was $3,396,000 including $1,164,000 of deferred gains subject to timely payments.  The settlements will be paid in periods ranging from one to thirty months with an aggregate monthly payment of approximately $81,000.   The Company will continue to approach vendors to enter into similar agreements as well as continuing to write-off certain CLEC accounts payable under statute of limitations.

During the nine months ended September 30, 2010, the Company entered into numerous payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of  $261,000 and $907,000 in the three and nine months period ended September 30, 2010, respectively.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $0 and $685,000 for the same periods.  These transactions reduced accrued expenses by $1,535,000 and reduced accounts payable by $1,863,000. These transactions also resulted in vendor settlements payable of $2,152,000 at September 30, 2010 including $1,064,000 of gain contingency based on timely payments and issuance of 1,610,069 shares of common stock valued at $30,000.

7 — Secured Promissory Notes and Advances

2008 Bridge Loan - In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.  In 2008 the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors, for a total of $1,920,000.  The secured notes were issued on January 16, 2008 and were scheduled to mature 13 to 18 months after issuance (“2008 Bridge Loan”).  The 2008 Bridge Loan was extended in 2009 to July 15, 2010, and then modified on October 5, 2010 (“2008 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing March 31, 2011 and concluding on July 15, 2012. A partial interest payment of $42,600 was made on March 31, 2011 and the June 30, 2011 and September 30, 2011 payments on principal were not made. The 2008 Bridge Loan bears interest at a rate of 13% per annum and contain an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note. The 2008 Bridge Loan is collateralized by substantially all of the assets of the Company.  Since inception, the Company has incurred $1,014,000 in interest and fees, including $74,000 and $209,000 during the three and nine months ended September 30, 2011, respectively.

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

2009 Bridge Loan- In November and December 2008, two related party secured note holders advanced an additional $310,000 and in 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum.  On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement (“2009 Bridge Loan”) with the advance lenders.  Per the 2009 Bridge Loan, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010, and then subsequently modified on October 5, 2010 (“2009 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing November 30, 2010 and concluding February 28, 2012.  On November 30, 2010 the note holders waived their initial installment payment for 60 days and received their first payments as of January 31, 2011. A partial interest payment of $59,300 has been made and the May 31, 2011 and August 31, 2011 payments on principal were not made.  The 2009 Bridge Loan accrues interest at 13% per annum and contain an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.   The holder of each note has the right, at any time and from time to time, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into shares of common stock by dividing the conversion amount by $0.25.  The 2009 Bridge Loan is collateralized by substantially all of the assets of the Company.   Since inception, the Company has incurred $196,000 in interest and fees, including $18,000 and $51,000 during the three and nine months ended September 30, 2011, respectively.

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

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $2,000 and $1,000 for the three months ended September 30, 2011 and 2010, respectively and $6,000 and $5,000 for the nine months ended September 30, 2011 and 2010, respectively.  The net amount of the notes was $2,378,000 and $2,371,000 as of September 30, 2011 and December 31, 2010, respectively.  The Company did not make certain scheduled interest and principal payments on both the 2008 and 2009 Bridge Loans during the three and nine months ended September 30, 2011.   It has not received a notice of cure or default from any of the note holders in response to the non-payments.

8 — Long-Term Debt

The Company’s long-term debt consists of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Vendor settlements	$3,396	$2,841
Secured promissory notes	2,378	2,371
Less: Current portion of long-term debt	(4,610)	(3,628)
Long-term debt	$1,164	$1,584

A summary of future maturities of long-term debt for the twelve months ending September 30th are as follows:

2012	$ 4,610
2013	833
2014	330
2015	1
$ 5,774

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

Common Stock - As of September 30, 2011, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 74,352,728 shares were issued and outstanding.

Private Placement of Securities – During the nine months ended September 30, 2011, the Company issued 1,232,305 shares of its common stock pursuant to the exercise of warrants.  The Company received proceeds of $9,858 in connection with the issuance. During the nine months ended September 30, 2011, the Company also issued 145,000 shares of its common stock with a fair market value of $5,800 pursuant to the settlement of a vendor obligation.

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

As of September 30, 2011, the Company has granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in September 2007 and an additional 523,734 expired during the year ended December 31, 2008.  In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  The remaining 3,650,688 are fully vested at September 30, 2011 and were originally granted with exercise prices ranging from $0.04 to $0.97 per share.  On November 15, 2010, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all the stock options under the 2004 Plan to $0.01, the closing price of the Company’s common stock on that day. The incremental compensation cost computed using the Black-Scholes option pricing model was $14,000 which was charged to expense on that date.

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

In November 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant.  In October 2008, InterMetro granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years expiring 5 years from date of grant.  No options to purchase shares of common stock were granted under the 2007 plan during the nine months ended September 30, 2011.  As of September 30, 2011 none of the Company’s outstanding stock options under the 2007 Plan have been exercised.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the nine months ended September 30, 2011 (unaudited):

	Number of Shares	Price per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	6,600,688		$—	$0.12	5.16	$182,534
Granted	—		—	—
Exercised	—		—	—
Forfeited/expired	—		—	—

Options outstanding at September 30, 2011	6,600,688	$		$0.12	4.41	$146,028

Options vested and expected to vest in the future at September 30, 2011	6,600,688	$		$0.12	4.41	$146,028

Options exercisable at September 30, 2011	6,600,688	$		$0.12	4.41	$146,028

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the nine month period ended September 30, 2011 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on the fair market value of the Company’s stock.  As of September 30, 2011, 9,602,181 shares remain available for grant.

Additional information with respect to the outstanding options at September 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.01	1,478,748	2.25	$0.01	1,478,748	$0.01
0.01	154,039	2.50	0.01	154,039	0.01
0.01	431,307	2.75	0.01	431,307	0.01
0.01	123,231	3.25	0.01	123,231	0.01
0.01	277,269	4.00	0.01	277,269	0.01
0.25	2,950,000	6.00	0.25	2,950,000	0.25
0.01	338,884	4.00	0.01	338,884	0.01
0.01	643,880	4.25	0.01	643,880	0.01
0.01	110,907	4.25	0.01	110,907	0.01
0.01	92,423	4.50	0.01	92,423	0.01
	6,600,688			6,600,688

As of September 30, 2011, there was no unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.

Warrants – Historically, the Company has issued warrants to providers of equipment financing.  For a detailed description of the warrants issued in connection with equipment financing arrangements, see Note 4.

On April 30, 2008, the Company negotiated a revolving line of credit, which, as amended in September 2008, November 2008, May 2009, January 2010, September 2010, December 2010, March 31, 2011, June 30, 2011 and September 30, 2011 allows the Company to borrow up to $2.4 million.  Warrants to purchase 14,600,000 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.05 per share have been granted through September 30, 2011 in connection with securing and amending this credit facility. In August 2011 the lender exercised a put to sell back to the Company 766,497 warrants for $100,000 resulting in an outstanding balance of 13,833,503 warrants at September 30, 2011.  See Note 11 for a detail of the warrants issued in connection with this credit facility.

The Company has issued warrants to its secured note holders in connection with the execution of the loan agreements and subsequent amendments.  Warrants to purchase and aggregate of 4,302,500 and 1,920,000 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.50 were outstanding with these note holders as of September 30, 2011 and 2010, respectively.  See Note 7 for further details of these warrants.

In February 2011 a shareholder exercised warrants to purchase 1,232,305 shares of the Company’s common stock for $9,858. Pursuant to a vendor settlement, in August 2011 the Company issued a warrant to purchase 145,000 shares with a Black-Scholes fair market value of $2,000.

 11 — Credit Facilities

ATI Bank Lines of Credit – ATI has two $100,000 lines of credit.  The line of credit with Bank of America has an interest rate of 7.13% per annum.  The line of credit with Wells Fargo Bank has an interest rate of 6.75 % per annum.   The lines of credit are personally guaranteed by the former stockholder of ATI. On March 31, 2011 the former stockholder of ATI filed lawsuit against the Company (see Note 12).  Borrowings under these lines of credit amounted to approximately $177,000 and $192,000 at September 30, 2011 and December 31, 2010, respectively.

Revolving Credit Facility - The Company entered into certain agreements, including a Loan and Security Agreement (as subsequently amended, the “Agreement”), effective as of April 30, 2008, with Moriah Capital, L.P. (“Moriah”), pursuant to which the Company could borrow up to $2,400,000 which, per Amendments No. 1, No. 2 and No. 3 to the Agreement, was increased to $2,575,000 per an over-advance in Amendment No. 4. (the “Amendments), $25,000 of the over-advance was due and payable on July 31, 2009 and was paid in November, 2009 with the additional $50,000 over-advance paid during the year ended December 31, 2010.  The Company also paid $500,000 in principal during 2010.

Pursuant to the Agreement, the Company was permitted to borrow an amount not to exceed 80% of its eligible accounts (as defined in the Agreement), net of all discounts, allowances and credits given or claimed. Pursuant to the Amendments, from September 10, 2008 through November 4, 2008 this borrowing base increased to 110% of eligible accounts, from November 5, 2008 through December 15, 2008 increased to 135% of eligible accounts, from December 16, 2008 to January 15, 2009 decreased to 120% of eligible accounts, from January 16, 2009 through May 1, 2009 decreased to 110% of the eligible accounts, from May 1, 2009 to July 31, 2009 increased to 120% of eligible accounts, from August 1, 2009 to September 30, 2009 decreased to 100% and thereafter decreased to 85%.  The Company's obligations under the loans are secured by all of the assets of the Company, including but not limited to accounts receivable; provided, however, that Moriah’s lien on the collateral other than accounts receivable (as such terms are defined in the Agreement) are subject to the prior lien of the holders of the Company’s outstanding secured notes.  The Agreement includes covenants that the Company must maintain including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities. The Company is not in compliance with one of the financial covenants as of September 30, 2011. Amendment No. 8 extended the term to June 30, 2011, Amendment No. 9 extended the term to September 30, 2011 and Amendment No. 10 extended the term to November 30, 2011.

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

Pursuant to Amendment No. 6 entered into September 29, 2010 and effective April 30, 2010, the Company agreed to make regular principal reductions that would permanently reduce the maximum amount borrowed to $1,450,000 by December 31, 2010. As previously amended, the Company had issued to Moriah Warrants #1 to #6 to purchase a total of 9,000,000 shares of the Company's common stock, 6,000,000 of which have an exercise price of $0.05 and 3,000,000 of which have an exercise price of $0.01 and which collectively expire on various dates between April 30, 2015 and February 28, 2017.   The Company had also previously granted Moriah an option, as part of the Agreement, pursuant to which Moriah could sell the 2,000,000 shares subject to Warrant #1 back to the Company for $437,500.  The Company, as part of Amendment No. 6, has now issued to Moriah an additional warrant (Warrant #8) to purchase 1,500,000 shares of common stock with an exercise price of $0.01 and a term of seven years, which, in combination with the aforementioned Warrant #1 (exercisable for a total of 3,500,000 shares) could be sold back to the Company for $437,500 between July 1, 2011 and July 30, 2011.  In addition, as part of Amendment No. 6, the Company issued to Moriah a warrant (Warrant #7) to purchase 2,000,000 shares of the Company's common stock with an exercise price of $0.01 and a term of seven years and also granted Moriah an option to sell this warrant (Warrant #7) back to the Company for $280,000 between July 1, 2011 and July 30, 2011.  The warrants issued pursuant to Amendment No. 6 have been valued using the Black-Scholes option-pricing model.  The value associated with the 3,500,000 warrants is $20,400 and was amortized on a straight-line basis over the extended term of the agreement, of which $6,000 was amortized during the nine months ended September 30, 2011.

Pursuant to Amendment No. 7 entered into in March 2011 and effective December 31, 2010, the maximum amount that could be borrowed at December 31, 2010 is $2,400,000.  The Company has made payments on the line of credit that have reduced the outstanding advances to $2,000,000 at September 30, 2011.  Also pursuant to Amendment No. 7, the term of all warrants issued to Moriah was extended by two years.  The extension of the warrants has been valued using the Black-Scholes option-pricing model. The value associated with the extension was $14,000 and was charged to interest expense.

Pursuant to Amendment No. 8 entered into in May 2011 and effective March 30, 2011, the term of the Agreement was extended to June 30, 2011 and the Company incurred loan costs of $30,000 that was amortized during the three months ended June 30, 2011.

Pursuant to Amendment No. 9 entered into in August 2011 and effective June 30, 2011, the term of the Agreement was extended to September 30, 2011 and the Company incurred loan costs of $36,000 that were amortized during the three months ended September 30, 2011. Also pursuant to Amendment No. 9, the Company issued to Moriah warrants to purchase 1,000,000 and 500,000 shares of the Company’s common stock at July 31, 2011 and August 31, 2011, respectively, (Warrant #9 and Warrant #10). The warrants have an exercise price of $0.10 and will expire on July 31, 2020 and August 31, 2020, respectively. The value associated with the 1,500,000 Warrant #9 and #10 issuance was $30,000 and was amortized on a straight-line basis during the three months ended September 30, 2011.

In connection with Amendment No. 9, Moriah exercised its put option related to Warrant #1 and surrendered 766,497 shares subject to Warrant #1 for an amount of $100,000. Further, in consideration for inclusion of the put interest for Warrants #9 and #10 in the Warrant #7 put interest, the Warrant #7 put price was increased from $280,000 to $350,000.

Pursuant to Amendment No. 10 entered into in November 2011 and effective September 30, 2011, the term of the Agreement was extended to November 30, 2011 and the Company incurred loan costs of $24,000 that are being amortized over the extended term of the agreement. Also pursuant to Amendment No. 10, the Company issued to Moriah warrants to purchase 600,000 shares of the Company’s common stock (Warrant #11). The warrant has an exercise price of $0.05 and will expire on September 30, 2020. The value associated with the Warrant #11issuance was $15,000 and is being amortized on a straight-line basis over the extended term of the agreement.  In consideration for inclusion of the put interest for Warrant #11 in the Warrant #7 put interest, the Warrant #7 put price, as previously modified in Amendment No. 9, was increased from $350,000 to $400,000. The availability of loan amounts under the Agreement expires at November 30, 2011 and all amounts will be due at that time.

The expense recognized by the Company in the three months ended September 30, 2011 and 2010 from the amortization of the debt discount related to warrants was $30,000 and $1,000, respectively.  The expense recognized by the Company in the nine months ended September 30, 2011 and 2010 from the amortization of the debt discount was $36,000 and $50,000, respectively.

Pursuant to various Agreements and Amendments Moriah may sell certain warrants back to the Company for $437,500 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or January 31, 2010. As noted above, as part of Amendment No. 6 the Company granted Moriah an additional option pursuant to which Moriah can sell warrants back to the Company for $280,000, subsequently increased to $400,000 by Amendment No. 10.  The Company has determined that the put options associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity,” the put option requires liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $737,500 as of September 30, 2011.  The debt discount associated with the put liability for the warrant put feature is amortized over the extended terms of the agreement. An amount of $70,000 and $146,000 was amortized during the three and nine months ended September 30, 2011, respectively.

Pursuant to various amendments to the Agreement, the Company recognized interest expense of $36,000 and $162,000 for the three and nine months ended September 30, 2011, respectively, and $110,000 for the three and nine months ended September 30, 2010 on account of amortization of deferred loan costs.

12 — Commitments and Contingencies

Facility Lease – The Company leases its facility in Simi Valley, California under a non-cancelable operating lease that expires on March 31, 2012 at an annual expense of approximately $168,000.  Rent expense for the Company’s facilities for the nine months ended September 30, 2011 and 2010 was $144,000 and $165,000, respectively.

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with vendors and other companies that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of September 30, 2011, there were approximately $503,000 of disputed payables that were recorded in a reserve account as an offset to accounts payable at September 30, 2011. The Company is in discussion with the significant vendors, or companies that have sent invoices, regarding these charges and it may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. Management does not believe that any settlements would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on FASB ASC 450 “Contingencies.”

A Local Exchange Carrier – In April 2008, the Company entered into a settlement agreement with a significant provider of network services to the Company (“Vendor”).  The settlement agreement included a payment arrangement for past due amounts of approximately $3.0 million with full repayment due prior to December 31, 2008.  The settlement agreement also provided a separate credit to the Company of approximately $1.4 million for past disputes.   The Company received a notice of default, dated August 12, 2009, threatening, among other things, a rescission of the $1.4 million credit.   Effective March 31, 2011, the Company entered into a settlement agreement (“the Agreement”) with the Vendor which superseded and replaced the April 2008 settlement between the parties.  The Agreement resolves all outstanding disputes between the parties and includes definitive resolution of the credits previously due to the Company, unconditionally.  As a result of the settlement the Company recorded a non-recurring gain during the nine months ended September 30, 2011.  The settlement contains a long-term payment plan and is subject to timely payment by the Company.

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

The Company has received several notices from state and local regulatory and taxing authorities for its possible failure to file certain documents pertaining to the Company’s wholly-owned subsidiary ATI.  The amounts at issue with these potential filings are not material.

Legal Proceedings

A Network Service Provider – On October 12, 2010, the Company was served a complaint filed by a network service provider (“NSP”) against the Company asserting various causes of action.  The NSP claimed that the Company owed various charges totaling $505,583. The Company denied that it owed this amount. The Company and NSP settled the complaint on August 12, 2011 for $100,000, subject to timely payments through January 2013.

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

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2009 and 2010 the Company did not make all of the payments claimed by the USAC in a timely manner and USAC transferred these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred some of these unpaid amounts to the Department of the Treasury which worked with the Company to establish long term payment plans.   Should any of the remaining unpaid amounts with the FCC transfer from the FCC to Treasury, additional fees, surcharges and penalties will be added to the amount due.  As of September 30, 2011, the Company has recorded an aggregate $1.3 million in connection with the USF.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs.  Failure to finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accounts payable is $182,000 at September 30, 2011 and December 31, 2010 for unpaid amounts.

13 — Income Taxes

At September 30, 2011, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $43.1 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Current assets and liabilities:
Current assets and liabilities:
Deferred revenue	$(72)	$(88)
Bad Debt	401	340
Accrued expenses	1,622	1,523
	1,951	1,775
Valuation allowance	(1,951)	(1,775)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Impairment of goodwill	(180)	—
Depreciation and amortization	$(20)	$(23)
Net operating loss carryforward	17,256	18,421
	17,056	18,398
Valuation allowance	(17,056)	(18,398)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Nine months Ended September 30,
	2011	2010
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at September 30, 2011 and December 31, 2010.

The Company has applied the provision of FASB ASC 740, “Income Taxes” which clarifies the accounting for uncertainty in tax positions.  FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  At September 30, 2011 and December 31, 2010, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of September 30, 2011 and December 31, 2010, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America (“U.S.”) and files tax returns in the U.S. federal jurisdiction and California (or various) state jurisdiction (s). The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006. The Company currently is not under examination by any tax authority.

14 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Nine months Ended September 30,
	2011	2010
	(unaudited)
Cash paid:
Interest	$420	$386

Non-cash information:

Liability for warrant put feature	$120	$280

Stock and warrants issued for debt	$8	$72

Reclassification of shares and warrants put liability to equity	$—	$53

15 — Consulting Fee

Effective September 1, 2009, the Company entered into a consulting agreement with one of its board members to provide consulting services.  The Company was obligated to pay $6,250 per month plus out of pocket expenses for these services for the period September 1, 2009 to October 31, 2009, then $10,000 per month plus out of pocket expense and $15,000 beginning February 2011.  The Company incurred consulting fees under this agreement in the amount of $130,000 and $90,240 for the nine months ended September 30, 2011 and 2010, respectively.

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

We enhanced our network’s functionality by implementing Signaling System 7, or SS-7, technology. SS-7 allows access to customers of the local telephone companies, as well as customers of wireless carriers. SS-7 is the established industry standard for reliable call completion, and it also provides interoperability between our VoIP infrastructure and traditional telephone company networks.  While we expect to continue to add to capacity, as of September 30, 2011 and 2010, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure.  A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

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

Results of Operations for the Three Months Ended September 30, 2011 and 2010

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended September 30,
	2011	2010
Net revenues	100%	100%
Network costs	83	70
Gross profit	17	30
Operating expenses:
Sales and marketing	4	5
General and administrative	19	12
Impairment of goodwill	9	—
Total operating expenses	32	17
Operating income (loss)	(15)	13
Accounts payable write-off and gain on forgiveness of debt	32	3
Interest expense	(6)	(6)

Net income	11%	10%

Net Revenues. Net revenues decreased $2.7 million, or 34.9%, to $4.9 million for the three months ended September 30, 2011 from $7.6 million for the three months ended September 30, 2010. Though we have continued to increase new customers, this has been offset by the loss of certain low-margin customers, primarily attributable to ATI, combined with decreased revenues from existing customers.  Specifically, while the addition of new customers and increased revenues from existing customers contributed approximately $1.4 million to revenue in the three months ended September 30, 2011 these revenue gains were offset by an approximate $4.1 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.

 Network Costs. Network costs decreased $1.2 million, or 22.3%, to $4.1 million for the three months ended September 30, 2011 from $5.3 million for the three months ended September 30, 2010.  Included within total network costs, variable network costs decreased by $1.2 million to $3.7 million (75.8% of revenues) for the three months ended September 30, 2011 from $4.9 million (65.6% of revenues) for the three months ended September 30, 2010. Fixed network costs increased by $47,000 to $382,000 for the three months ended September 30, 2011 from $335,000 for the three months ended September 30, 2010.  There were additions to fixed network expenses during the three months ended September 30, 2011 in response to changing traffic patterns that required the purchase of additional fixed cost facilities.  The increase in fixed cost contributed to the decrease in gross margin to 16.5% for the three months ended September 30, 2011 from a gross margin of 30.0% for the three months ended September 30, 2010. Depreciation expense included within network costs for the three months ended September 30, 2011 was $9,000 as compared to $7,000 for the three months ended September 30, 2010.

Sales and Marketing. Sales and marketing expenses decreased $236,000, or 58.7% to $166,000 for the three months ended September 30, 2011 from $402,000 for the three months ended September 30, 2010. Sales and marketing expenses as a percentage of net revenues were 3.4% and 5.3% for the three months ended September 30, 2011 and 2010, respectively.  The decrease is primarily attributable to the decrease in ATI revenues from which agent commissions are paid.  In addition, a change in product mix resulted in a decrease in certain high percentage commissions.

General and Administrative. General and administrative expenses increased $64,000 or 7.2% to $954,000 for the three months ended September 30, 2011 from $890,000 for the three months ended September 30, 2010. General and administrative expenses as a percentage of net revenues were 19.3% and 11.7% for the three months ended September 30, 2011 and 2010, respectively. The increase in general and administrative expenses is primarily related to an increase in the Company’s reserve for bad debt. Bad debt expense was $110,000 in the three months ended September 30, 2011 as compared to $21,000 in the three months ended September 30, 2010.  This increase in expense has been offset by continued control of other general and administrative expenses such as professional services and insurance costs for the three months ended September 30, 2011.

Impairment of goodwill.  The Company determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and has taken a charge for the impairment of goodwill in the amount of $450,000.

Accounts Payable Write Off and Gain on Forgiveness of Debt.  During the three months ended September 30, 2011, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $1,087,000 for the three months ended September 30, 2011.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $527,000 for the same period.  The CLEC accounts payable were written off based on a two year statute of limitations on such accounts payable balances.  During the three months ended September 30, 2010 the Company recorded a gain on forgiveness of debt of  $261,000 resulting from payment plan agreements with various vendors.

Interest Expense, net. Interest expense, net decreased $183,000, or 36.6%, to $317,000 for the three months ended September 30, 2011 from $500,000 for the three months ended September 30, 2010. Interest expense for the three months ended September 30, 2011 includes $100,000 from the amortization of debt discount related to the Moriah credit facility as compared to $247,000 in the September 30, 2010 quarter.  Interest expense related to the secured promissory notes was $92,000 and $79,000 for the three months ended September 30, 2011 and 2010, respectively.

Results of Operations for the Nine months Ended September 30, 2011 and 2010

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Nine months Ended September 30,
	2011	2010
Net revenues	100%	100%
Network costs	77	71
Gross profit	23	29
Operating expenses:
Sales and marketing	4	6
General and administrative	17	14
Impairment of goodwill	3	—
Total operating expenses	24	20
Operating income	(1)	9
Accounts payable write-off and gain on forgiveness of debt	23	8
Interest expense	(5)	(7)

Net income	17%	10%

Net Revenues. Net revenues decreased approximately $2.7 million, or 14.1%, to $16.6 million for the nine months ended September 30, 2011 from $19.3 million for the nine months ended September 30, 2010. Though we have continued to increase new customers, this has been offset by a reduction in offering third party low margin services and attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers.   The addition of new customers and increased revenues from existing customers contributed approximately $4.5 million to revenue in the nine months ended September 30, 2011. These gains were offset by an approximate $7.2 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.

Network Costs. Network costs decreased $908,000, or 6.7%, to $12.7 million for the nine months ended September 30, 2010 from $13.6 million for the nine months ended September 30, 2010.  Included within total network costs, variable network costs decreased by $804,000 to $11.6 million (69.9% of revenues) for the nine months ended September 30, 2011 from $12.4 million (64.2% of revenues) for the nine months ended September 30, 2010.  Fixed network costs decreased by $105,000 million to $1.2 million for the nine months ended September 30, 2011 from $1.3 million the nine months ended September 30, 2010.  Gross margin decreased to 23.1% for the nine months ended September 30, 2011 from a gross margin of 29.3% for the nine months ended September 30, 2010. The increase in variable cost as a percentage of revenues and the decrease in gross margin were related primarily to changes in traffic patterns during the nine months ended September 30, 2011.  Depreciation expense included within network costs for the nine months ended September 30, 2011 was $27,000 as compared to $18,000 for the nine months ended September 30, 2010.

Sales and Marketing. Sales and marketing expenses decreased $594,000, or 49.6% to $603,000 for the nine months ended September 30, 2011 from $1.2 million for the nine months ended September 30, 2010. Sales and marketing expenses as a percentage of net revenues were 3.6% and 6.2% for the nine months ended September 30, 2011 and 2010, respectively.  The decrease is primarily attributable to the decrease in ATI revenues from which agent commissions are paid.  In addition, a change in product mix resulted in a decrease in certain high percentage commissions.

General and Administrative. General and administrative expenses increased 143,000 or 5.3% to $2.8 million for the nine months ended September 30, 2011 from $2.7 million for the nine months ended September 30, 2010. General and administrative expenses as a percentage of net revenues were 17.1% and 13.9% for the nine months ended September 30, 2011 and 2010, respectively. The increase in general and administrative expenses is primarily related to an increase in the Company’s reserve for bad debt. Bad debt expense was $152,000 in the nine months ended September 30, 2011 as compared to $63,000 in the nine months ended September 30, 2010.

Impairment of goodwill.  The Company determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and has taken a charge for the impairment of goodwill in the amount of $450,000.

 Accounts Payable Write Off and Gain on Forgiveness of Debt.  During the nine months ended September 30, 2011, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $3,010,000 for the nine months ended September 30, 2011.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $864,000 for the same period, and is included in accounts payable write-off.  The CLEC accounts payable were written off based on a two year statute of limitations on such accounts payable balances. During the nine months ended September 30, 2010, the Company recorded a gain on forgiveness of debt of  $907,000.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain $685,000 for the same period.

Interest Expense, net.  Interest expense, net decreased $458,000, or 33.6%, to $907,000 for the nine months ended September 30, 2011 from $1.4 million for the nine months ended September 30, 2010.  Interest expense for the nine months ended September 30, 2011 includes $344,000 from the amortization of debt discount and loan fees related to the Moriah credit facility as compared to $406,000 in the nine months ended September 30, 2010.  Late payment fees and interest related to overdue payables to various vendors was $110,000 and $526,000 for the nine months ended September 30, 2011 and 2010, respectively. Interest expense related to the secured promissory notes was $263,000 and $236,000 for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

At September 30, 2011, we had $56,000 in cash as compared to cash of $428,000 at December 31, 2010.  The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $13.3 million at September 30, 2011 and negative $16.3 million at December 31, 2010.

Significant changes in cash flows from September 30, 2011 as compared to September 30, 2010:

Net cash used in operating activities was $237,000 for the nine months ended September 30, 2011 as compared to net cash provided by operating activities of $470,000 for the nine months ended September 30, 2010. The most significant components of the change that contributed to a decrease in cash from operating activities were non-cash gains of approximately $3.9 million and settlement payments of approximately $854,000 offsetting net income for the nine months ended September 30, 2011 of approximately $3.2 million. The most significant adjustment increasing cash from operating activities in the nine months ended September 30, 2011 was the decrease in accounts receivable of $814,000.

Net cash used in investing activities for the nine months ended September 30, 2011 was $30,000 which was attributable to the purchase of computers and network-related equipment. Purchases of network-related equipment were $50,000 in the nine months ended September 30, 2010.

Net cash used in financing activities for the nine months ended September 30, 2011 was $105,000 as compared to cash used in financing activities of $428,000 for the nine months ended September 30, 2010. The primary use of cash for financing activities for the nine months ended September 30, 2011 was a $100,000 payment for the exercise of a warrant put (see Note 11). The uses of cash for financing activities for the nine months ended September 30, 2010 were $251,000 in debt payments and the $177,000 pay-down of a bank overdraft.

The Company had a working capital deficit of $13,259,000 and had a total stockholders’ deficit of $13,860,000 as of September 30, 2011.  Though the Company was profitable for the nine months ended September 30, 2011 and the year ended December 31, 2010, which included non-cash gains of $3.9 million and $2.3 million, respectively, it had net losses in previous years and will have to generate and sustain significant gross margin to maintain profitability. The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7 to the Consolidated Financial Statements), principal and interest due on its revolving line of credit (see Note 11 to the Consolidated Financial Statements) and settlement payments due (see Note 6 to the Consolidated Financial Statements). The loans under the revolving line of credit are secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12. All these matters could have material adverse consequences to the Company such as cessation of its operations.

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

As discussed in Note 11, the Company entered into agreements with Moriah under which it could borrow up to $2,400,000.  At September 30, 2011, the Company had borrowed $2,000,000. The availability of loan amounts under the agreements expires on November 30, 2011 and all amounts will be due at that time.

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

Credit Facilities

Revolving Credit Facility – In April 2008, the Company entered into a convertible revolving credit agreement with Moriah pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million, in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million and in May 2009 the Company entered into Amendment No. 4 to the agreement which increased the access to $2.55 million.  The availability of loan amounts at December 31, 2009 under the revolving credit agreement was to expire on April 30, 2009. The Company entered into Amendment No. 5 to the agreement as of January 31, 2010 that extended the expiration to April 30, 2010.  The Company entered into Amendment No. 6 on September 29, 2010, effective April 30, 2010, that extended the expiration to March, 30, 2011and Amendment No. 7 as of December 31, 2010 that lowered the amount of the principal reduction payments required as of December, 31, 2010. The Company entered into Amendment No. 9 in August 2011, effective June 30, 2011 that extended the expiration to September 30, 2011. The Company entered into Amendment No. 10 in November 2011, effective September 30, 2011 that extended the expiration to November 30, 2011.   As of September 30, 2011, the Company is permitted to borrow an amount not to exceed 85% of its eligible accounts receivable. As of September 30, 2011, the Company had borrowed $2.0 million. The Company's obligations are secured by all of the assets of the Company.  Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 15%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on November  30, 2011. (See Note 11 to the Consolidated Financial Statements for detailed discussion.)

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

Goodwill

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At September 30, 2011, using the present value calculation of a net cash flow analysis, the Company has determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and has taken a charge for the impairment of goodwill in the amount of $450,000 (see Note 2).

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at September 30, 2011 and 2010. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of September 30, 2011 and December 31, 2010, our net operating loss carryforwards for federal tax purposes were approximately $43.1 million and $46.1 million, respectively.  These net operating losses occurred subsequent to our business combination in December 2006.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of September 30, 2011, there is approximately $503,000 of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process.

Contractual Obligations

We have no capital lease obligations at September 30, 2011. The operating lease for our corporate offices expires March 31, 2012 with a monthly lease payment of $14,000.  There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations.

The following table reflects a summary of our contractual obligations at September 30, 2011:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months  ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

 See Risk Factors in the Form 10-K filed by the Company on March 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2011, the Company issued a total of 1,232,305 shares of common stock upon the exercise of outstanding stock purchase warrants for an aggregate consideration of $9,858. The Company also issued 145,000 shares of its common stock with a fair market value of $5,800 pursuant to the settlement of a vendor obligation.  See Note 9 to the Condensed Consolidated Financial Statements.

Both the issuance of shares pursuant to the exercise of stock purchase warrants and the vendor payment were offers and sales constituting transactions not involving any public offering, and thus exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

Effective September 30, 2011, the Company entered into Amendment No. 10 to the loan and security agreement with Moriah Capital, L.P. that extended the date of the Agreement to November 30, 2011. The availability of loan amounts under the Agreement expires at November 30, 2011 and all amounts will be due at that time.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. 1350

The following financial information from InterMetro Communications, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMETRO COMMUNICATIONS, INC.

Dated: November 14, 2011	By:	\s\ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: November 14, 2011	By:	\s\ David Olert
David Olert
Chief Financial Officer