Form 10-K
period 2011-12-31
InterMetro Communications, Inc.
filed 2012-03-30
CIK 1160142

U.S. SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. □

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated Filer □	Non-accelerated filer □	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the average of the bid and ask prices reported by the OTC Pink Sheets on June 30, 2011, was approximately $685,000.

There were 70,262,798 shares outstanding of the registrant’s Common Stock as of  March 15, 2012.

Documents Incorporated by Reference:  None

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Annual Report. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Annual Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the risks discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and the following:

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

IP Devices . We expect to enter into arrangements with one or more distribution partners under which they would sell plug-and-play product devices which do not require additional software. These devices would be purchased from manufacturers and would be configured to work exclusively with our network. We have developed three IP devices the Broadband MetroFone, the VideoLine MetroFone, and the DialLine MetroFone. We do not currently generate any revenue from these products.

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

IP-based enhanced voice services are currently exempt from the reporting and pricing restrictions placed on common carriers by the FCC.  Due to the growing acceptance and deployment of VoIP services, the FCC and a number of state PSCs are conducting regulatory proceedings that could affect the regulatory duties and rights of entities that provide IP-based voice applications. There is regulatory uncertainty as to the imposition of traditional retail, common carrier regulation on VoIP products and services but VoIP providers do have to comply with some traditional common carrier regulatory requirements including compliance with 911/E911 requirements, contributions to the federal Universal Service Fund, compliance with Local Number Portability and customer privacy/marketing restrictions and Communications Assistance for Law Enforcement obligations.

The use of the public Internet and private Internet protocol networks to provide voice communications services, including VoIP, is a relatively recent market development. The provision of such services is largely unregulated within the U.S. There are, however, several pending FCC proceedings that will likely affect the regulatory status of Internet telephony and other IP-enabled services. Despite the fact that the FCC also has conducted several pending declaratory rulings regarding the regulatory classification of certain IP-enabled services or arrangements it has not reached a conclusion as to their regulatory classification. We cannot predict when the FCC may take action in other proceedings, or what action the FCC will take. Any of these proceedings could have an adverse impact on our business.

We cannot predict the outcome of any current regulatory proceedings or any similar petitions and regulatory proceedings pending before the FCC or state public utility commissions. Moreover, we cannot predict how their outcomes may affect our operations or whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of IP communications services.

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

Employees

As of December 31, 2011, we had 23 employees, all of whom were full time and located in the United States. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

We have a working capital deficit of $12.7 million as of December 31, 2011.  Though we were profitable in the year ended December 2011, we had net losses in previous years and we will have to generate and sustain significant gross margin to maintain profitability. Our increasing gross margin growth trends in prior periods may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and due to factors that we cannot foresee.  We have past due balances with certain vendors that may result in collection actions unless we settle them.  We may not generate sufficient funds to bring these accounts current.

The Independent Auditor’s Report covering the Company’s audited financial statements for the year ended December 31, 2011 contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.  As indicated in Note 1 to such financial statements, our ability to continue as a going concern will require additional financings if our ability to generate cash from operations does not fund required payments on our debt obligations.  Additionally, the Company has other significant matters such as vendor disputes and lawsuits that could have material adverse consequences to the Company, including possible cessation of operations.  While the Company is actively taking steps to address these issues (see Note 1), there can be no assurance that the Company will be successful in this regard.

   If the Company were to require additional financings in order to fund ongoing operations until such time as the Company continues to consistently achieve positive cash flow from operations, there can be no assurance that we will be successful in completing the required financings or that we will continue operations.

We did not make scheduled interest payments on certain secured notes in 2011.

The Company has entered into two bridge loan agreements with individual investors, including related parties.  The first (the “2008 Bridge Loan”) involved the sale of secured notes in the aggregate amount of $1,920,000.  The second (the “2009 Bridge Loan”) involved the advance by existing note holders of an additional $462,500. See Note 7 for a description of the terms of 2008 and 2009 Bridge Loans.  The 2008 and 2009 Bridge Loans are collateralized by substantially all of the assets of the Company.  Both the 2008 Bridge Loan and the 2009 Bridge Loan provide for payments of principal and interest to be made during 2011 and subsequent years.  The Company did not make certain scheduled payments during 2011, as described in Note 7.  The Company has not received a notice of cure or default from any of the note holders in response to the non-payments.  There can be no assurance, however, that one or more note holders will not notify the Company asserting a default under these loan agreements and pursue repayment in accordance with the governing loan documents.  Any such action could be expected to have a material adverse effect on the Company and its financial condition and results of operations.

We have a relatively limited operating history, which could make it difficult to accurately evaluate our business and prospects.

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

A substantial portion of our revenue is generated from a limited number of our carrier customers. Our top 10 customers have accounted for approximately 72.2% and 77.0% of our revenues for the years ended December 31, 2011 and 2010, respectively. Further, three such customers accounted for 48.2% of revenue for the year ended December 31, 2011. We expect that a limited number of carrier customers may continue to account for a significant percentage of our revenue and the loss of, or material reduction of, their purchases could materially decrease our revenue and profits and harm our business.

We have entered into a number of settlement and payment plans with vendors and our obligations under these plans may adversely affect our liquidity.

As a function of the losses the Company experienced in years prior to 2010, the Company delayed payments due to certain of its vendors.  During 2011, we entered into a number of payment plan agreements with vendors, and we will continue to approach vendors to enter into similar agreements.   Although these agreements allowed the Company to record a gain on forgiveness of debt for 2011 and 2010 (see Note 6 to the Consolidated Financial Statements), our repayment obligations under the agreements entered into to date totals an aggregate of approximately $81,000 per month as of December 31, 2011. These obligations can be expected to have an adverse effect on our liquidity in the short to mid-term.

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

We are from time to time subject to disputes with customers, vendors and other third parties relating to amounts claimed due for services which we may not be able to resolve in our favor.

It is not unusual in our industry to occasionally have disagreements with vendors and other third parties relating to amounts claimed due in connection with the services provided by us or companies like us.  To the extent we are unable to favorably resolve these disputes, our revenues, profitability or cash may be adversely affected.  We currently have a dispute reserve of approximately $61,000 which is management’s estimate of the Company’s potential exposure.  The majority of this dispute reserve relates to the difference in pricing that we expect to pay when calls originate and terminate in different U.S. states or international jurisdictions versus the characterizations of these calls as being originated and terminated within the same U.S. state.

We are negotiating with certain federal agencies regarding payment of amounts owing, and failure to finalize, or meet the terms of, the related payment plans could have a material adverse effect on the Company.

In 2009 and 2010 the Company did not make all of the payments claimed by the Universal Service Administrative Company (“USAC”) which administers the Universal Service Fund.  See Item 3 (Legal Proceedings) below for a description of this matter.  These unpaid amounts were transferred to the Federal Communications Commission (“FCC”) for collection, and the FCC has transferred some of these amounts to the Department of the Treasury, which has worked with the Company to establish long term payment plans.  The Company is continuing to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs.  The failure for any reason to finalize a payment plan, or the failure to satisfy the terms of any such plan once established, could be expected to have a material adverse effect on the Company and its financial condition and results of operations

We may pursue the acquisition of other businesses in order to grow our customer base and access technology and talent, and any such acquisition may not achieve the desired results or could result in operating difficulties, dilution and other harmful consequences.

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

In the future, we intend to sell and support IP devices. In May 2005, the FCC unanimously adopted an Order and Notice of Proposed Rulemaking, or NPRM, that requires some VoIP providers to provide emergency 911, or E911, service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the VoIP E911 proceeding, or the VoIP E911 Order. As a result of the VoIP E911 Order, VoIP service providers that interconnect to the public switched telephone network, or PSTN, or interconnected VoIP providers, will be required to offer the same 911 emergency calling capabilities offered by traditional landline phone companies. All interconnected VoIP providers must deliver 911 calls to the appropriate local public safety answering point, or PSAP, along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the service is “fixed” or “nomadic.” User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention. The VoIP E911 Order mandates that existing and prospective customers must be notified of the capabilities and limitations of VoIP service with respect to emergency calling, and interconnected VoIP providers must obtain and maintain affirmative acknowledgement from each customer that the customer has read and understood the notice of limitations and distribute warning labels or stickers alerting consumers and other potential users of the limitations of VoIP 911 service to each new subscriber prior to the initiation of service. In addition, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. The VoIP E911 Order will increase our cost of doing business and may adversely affect our ability to deliver service to new and existing end users in all geographic regions. We cannot guarantee that E911 service will be available to all of our subscribers. The VoIP E911 Order or follow-on orders or clarifications and potential legislation could have a material adverse effect on our business, financial condition and operating results.

The IP devices we intend to offer could be adversely impacted if network operators are permitted to restrict or degrade access to their broadband networks.

The concept of net neutrality asserts that network operators should not be allowed to charge content or application providers fees for faster delivery or other preferential treatment. This issue has been subject to ongoing regulatory proceedings. Further, federal legislation may also address net neutrality in a manner that requires, permits or disallows the FCC to implement its stated net neutrality policy. Such legislation could also require the FCC to modify its policy in whole or in part. Because some of our IP devices and services may utilize the networks of third parties, regulation and potential legislation concerning net neutrality could impact our business. Further, some of our carrier customers rely, in part, on the implementation of net neutrality principles in order to offer their VoIP services. If our carrier customers are adversely impacted by legislative or regulatory action concerning net neutrality, it could also adversely impact us.

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

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be designated as a “penny stock” according to Securities and Exchange Commission rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently listed on the NASD’s OTC Pink Sheets, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

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

As of March 30, 2012, our executive officers, directors, and principal shareholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 64% of our outstanding common stock. These shareholders are able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our shareholders.

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

Section 404 of SOX requires us to include an internal controls report from management in our Annual Reports on Form 10-K, and we are required to expend significant resources in developing the necessary documentation and testing procedures. Given the risks inherent in the design and operation of internal controls over financial reporting, we evaluated our system of internal controls and concluded that our internal controls over financial reporting is not effective. If our internal controls are not designed or operating effectively, we are required to disclose that our internal control over financial reporting was not effective, as we have done in this Annual Report under Item 9A. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to operate our business as we otherwise would like to.

Our management has identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2011, which, if not remediated, could result in material misstatements in our annual or interim financial statements in future periods.

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011. The deficiencies noted at December 31, 2011 were also identified as existing as of December 31, 2010.

If any remediation efforts are insufficient to address these material weaknesses, or if additional material weaknesses in our internal control over financial reporting are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our financial conditions and results of operations may be adversely impacted. Any such failure could also adversely affect our results of periodic management assessment regarding the effectiveness of our internal control over financial reporting, as required by the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements or failure to meet reporting obligations, which in turn could cause investors to lose confidence in reported financial information leading to a decline in our stock price.

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

At present, there is minimal trading of our securities, and there can be no assurance that an active trading market will develop. Our common stock, however, is traded on the OTC Pink Sheets. The OTC Pink Sheets is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system, or NASDAQ Stock Market. Quotes for stocks included on the OTC Pink Sheets are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Pink Sheets may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original price or at any price.

A significant number of our shares are eligible for sale, and their sale could depress the market price of our common stock.

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

The former non-affiliated securities holders of InterMetro Delaware who received shares of our common stock in the Business Combination, as well various vendors who were issued shares pursuant to settling vendor obligations, are eligible to sell all of these approximate 7.2 million shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), Rule 144. Any substantial resale, and the possibility of substantial resales, of the common stock under Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

Item 1B. Unresolved Staff Comments

 None.

Item 2. Properties

Our principal executive office is located in Simi Valley, California, where we lease a facility with 18,674 square feet of space for $14,000 per month under a lease that expires March 31, 2013. We believe that our space will be adequate for our needs and that suitable additional or substitute space in the future will be available to accommodate the foreseeable expansion of our operations. We also lease collocation space for our VoIP equipment in carrier class telecommunications facilities in major metropolitan markets throughout the U.S. and expect to add additional collocation facilities as we expand our VoIP network.

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

A Network Service Provider – On September 22, 2010, the Company was served a complaint filed in the Superior Court of California, Ventura County, by MPower Communications Corp (“MPower”), a network service provider, against the Company asserting various causes of action.  MPower claims that the Company owes various charges totaling $505,583. The Company denied that it owed this amount.  The Company and MPower settled the complaint on August 12, 2011 for $100,000, subject to timely payment through January 2013. The remaining amount due under the settlement was $65,000 at December 31, 2011.

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc, (“ATI”) the Company’s wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties (“Purchase Agreement”) when the Company purchased ATI in 2006.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012.  As part of the settlement the Company will void the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller will return to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement.  All shares will return to the Company’s Treasury.   The company will pay the seller a total of $200,000, which was accrued at December 31, 2011 and subject to timely monthly payments through March 2017.

A Network Service Provider – On October 26, 2011, the Company was served a complaint filed by a network service provider (“NSP”) against the Company asserting various causes of action.  The NSP claimed that the Company owed various charges totaling $150,926. The Company denies that it owes this amount and believes the NSP owes the Company higher amounts which offset this claim.   The Company filed a cross-complaint against the NSP on December 1, 2011 for charges owed the Company totaling $280,403.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2008 and 2009 the Company did not make all of the payments claimed by the USAC in a timely manner and USAC transferred these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred some of these unpaid amounts to the Department of the Treasury which worked with the Company to establish long term payment plans.   Should any of the remaining unpaid amounts with the FCC transfer from the FCC to Treasury, additional fees, surcharges and penalties will be added to the amount due.  As of December 31, 2011, the Company has recorded an aggregate $1.3 million in connection with the USF.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts under long term payment programs.  Failure to finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the OTC Pink Sheets and trades under the symbol “IMTO.” At the close of business on March 15, 2012, there were 70,262,798 issued and outstanding common shares which were held by approximately 86 shareholders of record, of which 17,127,048 shares were freely tradable. The balance is restricted stock as that term is used in Rule 144 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

There is currently minimal trading volume for our securities.  The following table sets forth certain information with respect to the high and low market prices of our common stock for the periods indicated.  These quotations, as provided by the OTC Pink Sheets, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction prices between dealers.

Year	Quarter	High	Low
2012	First (thru March 15, 2012)	$0.06	$0.04
2011	Fourth	0.06	0.04
	Third	0.05	0.04
	Second	0.05	0.01
	First	0.06	0.03
2010	Fourth	0.06	0.01
	Third	0.03	0.01
	Second	0.02	0.01
	First	0.02	0.01

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

Issued and Outstanding Shares

Effective March 14, 2012, the Company settled a lawsuit brought by a former employee and the former president of Advanced Tel, Inc. (“ATI”), the Company’s wholly owned subsidiary.  See Note 12 for a description of this matter.  Pursuant to the settlement, the Company has voided a total of 4,089,930 shares that were originally issued to the employee as part of the consideration for the acquisition of ATI.

In addition, pursuant to the settlement, the employee will return 308,079 shares issued to him, also in connection with the Company’s acquisition of ATI.  Such 308,079 shares will be transferred back to the Company incrementally, subject to the Company’s payment by the Company of a total of $200,000 in monthly installments through March 2017.

Unregistered Sales of Securities in 2011

During 2011, the Company issued 1,232,305 shares of its common stock pursuant to the exercise of warrants.  The Company received proceeds of $9,858 in connection with the issuance. During 2011, the Company also issued 145,000 shares of its common stock with a fair market value of $5,800 pursuant to the settlement of a vendor obligation.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders:
2004 Stock Option Plan	3,650,688	$0.01	- 0-
2007 Omnibus Stock and Incentive Plan	2,950,000	$0.25	9,602,181

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

As of December 31, 2011, we had stock options to purchase 3,650,688 shares of our common stock outstanding under the 2004 plan all fully vested and exercisable for a period of ten years from the date of initial grant by InterMetro. On November 15, 2010, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of the stock options under the 2004 Plan to $0.01, the closing price of the Company’s common stock on that date. The Company recognized a charge of $14,000 related to the re-pricing.

For the fiscal years ended December 31, 2011 and 2010, InterMetro issued no stock options under the 2004 plan.  As of December 31, 2011, 1,232,320 of the Company’s outstanding stock options issued pursuant to the 2004 Plan have been exercised.

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

For the fiscal years ended December 31, 2011 and 2010, no shares of common stock under the 2007 plan were issued. As of December 31, 2011, none of the Company’s outstanding stock options issued pursuant to the 2007 Plan have been exercised.

Item 6. Selected Financial Data.

As a “smaller reporting company”, under SEC rules, this disclosure is not required.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements.

Overview

History . InterMetro began business as a VoIP on December 29, 2006 and began generating revenue at that time. Since then, we have increased our revenue to approximately $21.0 million for the year ended December 31, 2011.

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

Our Business Model

Historically, we have implemented our business plan through the expansion of our VoIP infrastructure. Since our inception, we have grown our customer base, including the customers from our recent acquisition, to include over 70 customers, including several large publicly-traded telecommunications companies and retail distribution partners. In connection with the addition of customers and the provision of related voice services, we have expanded our national VoIP infrastructure.

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

Results of Operations

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Year Ended December 31,
	2011	2010

Net revenues	100%	100%
Network costs	77	71
Gross profit	23	29
Operating expenses:
Sales and marketing	4	5
General and administrative	17	14
Impairment of goodwill	2	-
Total operating expenses	23	19

Operating income (loss)	0	10

Interest expense	(6)	(7)
Accounts payable write off and gain on forgiveness of debt	23	8
Net income	17%	11%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Revenues.  Net revenues decreased $6.7 million, or 24.0%, to $21.3 million for the year ended December 31, 2011 from $28.0 million for the year ended December 31, 2010. Though we have continued to increase new customers, this has been offset by a reduction in offering third party low margin services and also attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers.  The addition of new customers contributed approximately $1.3 million to revenue in the twelve months ended December 31, 2011 with an additional $4.8 million attributable to increasing revenues from existing customers. The Company has developed an integration plan for utilizing the Company's network to carry ATI customer traffic.  This includes the expansion of additional ports through the use of recently acquired equipment.  The execution of this plan is expected to allow the Company to take increased traffic from ATI customers resulting in increased revenue.  These gains were offset by an approximate $12.8 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.  Three customers accounted for 48% and 59% of net revenues for the years ended December 31, 2011 and 2010, respectively.

Network Costs.  Network costs decreased $3.4 million, or 17.3%, to $16.4 million for the year ended December 31, 2011 from $19.8 million for the year ended December 31, 2010.  Included within total network costs, variable network costs decreased by $3.6 million to $14.9 million (69.9% of revenues) for the year ended December 31, 2011 from $18.5 million (65.8% of revenues) for the year ended December 31, 2010.  Fixed network costs increased cost increased by $100,000 to $1.5 million for the year ended December 31, 2011 from $1.4 million for the year ended December 31, 2010.  Gross margin decreased to 23.2% for the year ended December 31, 2011 from a gross margin of 29.4% for the year ended December 31, 2010.  The increase in variable cost as a percentage of revenues and the decrease in gross margin were related primarily to changes in traffic patterns and increased network cost rates during the year ended December 31, 2011.  The execution of the ATI integration plan is expected to result in a cost structure that will make ATI more competitive, improving gross margin through cost savings.

Sales and Marketing. Sales and marketing expenses decreased $553,000, or 40.6% to $809,000 for the year ended December 31, 2011 from $1.4 million for the year ended December 31, 2010. Sales and marketing expenses as a percentage of net revenues were 3.8% and 4.9% for the year ended December 31, 2011 and 2010, respectively.  The decrease is primarily attributable to a decrease in commissions related to the decrease in ATI revenues from which agent commissions are paid.  In addition, a change in revenue mix resulted in a decrease in certain high percentage commissions.

General and Administrative. General and administrative expenses decreased $284,000 or 7.1% to $3.7 million for the year ended December 31, 2011 from $4.0 million for the year ended December 31, 2010. General and administrative expenses as a percentage of net revenues were 17.4% and 14.2% for the years ended December 31, 2011 and 2010, respectively. Bad debt expense is a component of general and administrative expense and was $72,000 for the year ended December 31, 2011 as compared to $466,000 for the year ended December 31, 2010.

Impairment of Goodwill.  The Company determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and took a charge for the impairment of goodwill in the amount of $450,000 in 2011.

Accounts Payable Write Off and Gain on Forgiveness of Debt.  During the year ended December 31, 2011, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $3,074,000 for the year ended December 31, 2011.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $1,079,000 for the same period and is included in accounts payable write-off.  The CLEC accounts payable were written off based on advice of counsel and an October 2011 FCC ruling that CLEC access charges invoiced to VoIP carriers are invalid. In addition, most of the CLEC invoices were outside of a two year statute of limitations on such accounts payable balances. Also, the Company has a policy, based on the statute of limitations, to write-off accounts payable with written contracts more than four years old with no current activity and two years when there is no written agreement. The Company recorded gain of $688,000 related to these write-offs which is included in accounts payable write-off.

During the year ended December 31, 2010, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $1,243,000 for the year ended December 31, 2010.  In addition, the Company wrote-off certain accounts payable for CLECs that resulted in a gain of $963,000 for the same period and is included in accounts payable write-off.  The Company recorded gain of $147,000 which is included in accounts payable write-off, related to accounts payable with written contracts more than four years old and two years with no written contracts and no current activity..

Interest Expense, net. Interest expense, net decreased $824,000 to $1.2 million for the year ended December 31, 2011 from $2.0 million for the year ended December 31, 2010.  Interest expense related to the secured promissory notes was $346,000 for the year ended December 31, 2011 as compared to $322,000 for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 includes $458,000 amortization of debt discount and deferred loan costs related to the Moriah credit facility as compared to $517,000 for the year ended December 31, 2010. The decrease in interest expense in 2011 was also attributable to vendor settlements that resulted in the reduction of interest expense and late fees payable to those vendors.

Fourth Quarter Adjustments.  The Company recorded a number of adjustments during the fourth quarter of the year ended December 31, 2011 that included the gains noted above in “Accounts Payable Write Off and Gain on Forgiveness of Debt” that aggregated to $967,000 in the fourth quarter of the fiscal year.

Liquidity and Capital Resources

At December 31, 2011, we had $390,000 in cash as compared to $428,000 in cash at December 31, 2010.

The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $12.9 million at December 31, 2011 as compared to negative $16.3 million at December 31, 2010. Working capital improved primarily due to settlements with vendors that resulted in payment plans over extended terms or amounts due written off. (see Note 6 to the Consolidated Financial Statements.)

Significant changes in cash flows for December 31, 2011 as compared to December 31, 2010:

Net cash provided by operating activities was $114,000 for the year ended December 31, 2011 as compared to net cash provided by operating activities of $1.4 million for the year ended December 31, 2010. The most significant components of the change that contributed to the decrease in cash from operating activities were non-cash gains of approximately $4.8 million and settlement payments of approximately $1.1 million that offset the $3.6 million net income contribution toward working capital in the twelve months ended December 31, 2011. The most significant adjustment increasing cash from operating activities in the twelve months ended December 31, 2011 was the decrease in accounts receivable of $1.4 million.

Net cash used in investing activities for the year ended December 31, 2011 was $42,000 which was attributable to the purchase of network-related equipment.  There was $70,000 in equipment purchases in 2010.

Net cash used in financing activities for the year ended December 31, 2011 was $110,000 as compared to cash used in financing activities of $957,000 for the year ended December 31, 2010. Net cash used in financing activities for the year ended December 31, 2011 included a $100,000 payment for a put stock repurchase and $20,000 of principal payments on a credit line. Net cash used in financing activities for the year ended December 31, 2010 included principal payments on lines of credit of $555,000, elimination of a $177,000 bank overdraft and $225,000 in principal payments on a capital lease note payable.

The Company had a working capital deficit of $12,696,000 and had a total stockholders’ deficit of $13,274,000 as of December 31, 2011.  The Company had a $2.9 million decrease in operating results for the year ended December 31, 2011. The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on our debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to our secured note holders (see Note 7 to the Consolidated Financial Statements), principal and interest due on our revolving line of credit (see Note 11 to the Consolidated Financial Statements) and settlement payments due (see Note 6 to the Consolidated Financial Statements). The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences to the Company such as cessation of its operations.

   The Company anticipates it will not have sufficient cash flows to fund its operations through fiscal 2012, or earlier, depending on the results of the negotiations with Moriah Capital, L.P. (“Moriah”). If the Company were to require additional financings in order to fund ongoing operations there can be no assurance that it will be successful in completing the required financings, that could ultimately cause the Company to cease operations.   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 11, the Company entered into agreements with Moriah under which it could borrow up to $2,400,000.  At December 31, 2011, the Company had borrowed $2,000,000. The availability of loan amounts under the agreements expires on March 30, 2012 and all amounts are due at that time. The Company’s management is currently in negotiation with Moriah to extend the due date.

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

Credit Facilities

Revolving Credit Facility – In April 2008, the Company entered into a convertible revolving credit agreement pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million, in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million and in May 2009 the Company entered into Amendment No. 4 to the agreement which increased the access to $2.55 million.  The availability of loan amounts at December 31, 2009 under the revolving credit agreement was to expire on April 30, 2009. The Company entered into Amendment No. 5 to the agreement as of January 31, 2010 that extended the expiration to April 30, 2010.  The Company entered into Amendment No. 6 on September 29, 2010, effective April 30, 2010, that extended the expiration to March, 30, 2011and Amendment No. 7 as of December 31, 2010 that lowered the amount of the principal reduction payments required as of December, 31, 2010. The Company entered into Amendment No. 8 as of March 30, 2011 that extended the expiration to June 30, 2011, Amendment No.9 as of June 30, 2011 that extended the expiration to September 30, 2011, Amendment No.10 as of September 30, 2011 that extended the expiration to November 30, 2011 and Amendment No. 11 that extended the expiration to March 30, 2012.  As of December 31, 2011, the Company is permitted to borrow an amount not to exceed 85% of its eligible accounts receivable. As of December 31, 2011, the Company had borrowed $2.0 million. The Company's obligations are secured by all of the assets of the Company.  Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 15%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on March 30, 2012. (See Note 11 to the Consolidated Financial Statements for detailed discussion.)

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

Goodwill

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At September 30, 2011, using the present value calculation of a net cash flow analysis, the Company determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and took a charge for the impairment of goodwill in the amount of $450,000 (see Note 2). At December 31, 2011 management does not believe there is any further impairment in the value of goodwill.

 Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at December 31, 2011 and 2010. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of December 31, 2011 and 2010, our net operating loss carryforwards for federal tax purposes were approximately $40 million and $46 million, respectively.  These net operating losses occurred subsequent to our business combination in December 2006.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of December 31, 2011, there is approximately $61,000 of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. We are in discussion with this significant vendor that has sent invoices regarding these charges.

Contractual Obligations

We have no capital lease obligations at December 31, 2011. The operating lease for our corporate offices expires March 31, 2013 with a monthly lease payment of $14,000.  There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations.

The following table reflects a summary of our contractual obligations at December 31, 2011:

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

Interest Rate Market Risk . Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of our cash, restricted cash, accounts receivable, deposits, other current assets, trade accounts payable, accrued expenses and deferred revenue and customer deposits approximate fair value because of the short period of time to maturity.

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

Based upon their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Therefore, under Section 404 of the Sarbane’s-Oxley Act of 2002, they must conclude that these controls and procedures are not effective.

Internal Control over Financial Reporting

The Company’s board of directors was advised by Gumbiner Savett, Inc. (“GSI”), the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2011, GSI identified material weaknesses as defined in Public Company Accounting Oversight Board Standard No. 5,  in the Company’s internal control over financial reporting and in the segregation of duties within the accounting department. The Company is not an accelerated filer and GSI did not perform an audit of the Company’s internal controls. These weaknesses were identified in connection with the audit of the financial statements and reported pursuant to the requirements under AU Section 380, Communications with Audit Committees.

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

Management conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2011. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2011:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by (“COSO”).

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months  ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table lists our executive officers and directors as of December 31, 2011:

Name	Age	Position

Charles Rice	48	President, Chief Executive Officer and Chairman of the Board
Jon deOng	38	Chief Information Officer, Director
David Olert	58	Chief Financial Officer
Christopher Fogel	38	Chief Technology Officer
Joshua Touber	49	Director
Robert Grden(1)	48	Director
Douglas Benson(1)	79	Director
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

Jon deOng has served as our Chief Information Officer since March 28, 2011, as our Chief Technology Officer since December 29, 2006 and as a Director since January 19, 2007. Mr. deOng has served as InterMetro Delaware’s Chief Information Officer or Chief Technology Officer and a director since its inception in July 2003. Prior to joining InterMetro Delaware, Mr. deOng served as the Chief Technology Officer for CNM from 1999 to 2003 and served as a member of CNM’s board of directors from 1999 to 2003. From 1998 to 1999, Mr. deOng served as Vice President of Technology at CNM. Prior to CNM, Mr. deOng was responsible for managing the development and deployment of Netcom On-line Communication Services, Inc.’s Business Center, the core infrastructure systems of Netcom’s web hosting service, later acquired by ICG Communications, Inc. Mr. deOng attended the University of Texas.

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

Christopher Fogel has served as Chief Technology Officer since March 2011.  Previously, Mr. Fogel served as Vice President of Network and Provisioning since the Company's inception in July 2003.  Prior to joining InterMetro, Mr. Fogel served as Director of Provisioning for CNM Network from 1998 to 2003, responsible for deploying CNM’s 54 node national IP network.  From 1996 to 1998, Mr. Fogel served as Senior Systems Administrator at Netcom Communications, Inc., managing its web hosting platform.

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

Board of Directors

Our Board of Directors currently consists of five directors. Messrs. Benson and Grden are “independent” as defined in NASDAQ Marketplace Rule 4200(a)(15). Mr. Touber is not independent as he is being compensated for certain consulting projects.  Mr. Rice, who is our President and Mr. deOng, who is our Chief Technology Officer, are not independent. We plan to appoint additional independent directors so that a majority of our directors are independent.

The Board of Directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms.  Directors in each class will hold office until their successors are elected and qualified. The Company has not conducted an annual meeting of shareholders in recent years.  The terms of each of the classes of director terms has expired, but all directors continue to serve. All three classes of directors will be subject to shareholder election at the next annual shareholders meeting held by the Company. The members of the classes are divided as follows:

•	Class I is comprised of Messrs. Joshua Touber and Douglas Benson;

•	Class II is comprised of Mr. Robert Grden;

•	Class III is comprised of Messrs. Charles Rice and Jon deOng.

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

Audit Committee

Messrs. Benson and Grden are the current members of our Audit Committee. Mr. Grden has been appointed to serve as chairman of the Audit Committee. Mr. Grden meets the criteria under SEC rules for designation as an “Audit Committee Financial Expert.”

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

Report of the Audit Committee

Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2011 with senior management. The Audit Committee has also discussed with GSI, our independent auditors, the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from GSI required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with GSI the independence of GSI as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to the Company is compatible with the auditors’ independence for GSI, the Company’s Audit Committee has recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the United States Securities and Exchange Commission. Our Audit Committee did not submit a formal report regarding its findings.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2011 have been complied with on a timely basis, except for Mr. Christopher Fogel, who inadvertently failed to file a Form 3 upon his appointment as an executive officer of the Company.  Such filing has subsequently been made.

Item 11. Executive Compensation

Executive Officer Compensation

The following table summarizes compensation paid or accrued by the Company for the years ended December 31, 2011, 2010 and 2009 for services rendered in all capacities, by our chief executive officer and the other most highly compensated executive officers during the fiscal years ended December 31, 2011, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Charles Rice	2011	$268,328	0	0	0	0	$11,805	$280,133
Chief Executive	2010	171,452	0	0	0	0	14,679	186,131
Officer and President	2008	150,348	0	0	0	0	14,704	165,052

Jon deOng	2011	$126,505	0	0	0	0	$15,220	$141,725
Chief Information	2010	126,505	0	0	0	0	17,066	143,571
Officer	2009	126,019	0	0	0	0	15,775	141,794

David Olert	2011	$148,537	0	0	0	0	$8,834	$157,371
Chief Financial	2010	148,459	0	0	0	0	8,960	157,419
Officer	2009	162,590	0	0	0	0	14,640	177,230

(1)  Amounts primarily represent medical insurance premiums and reimbursements for automobile and electronic communication device expenses.

Employment Agreements

Effective on or about January 1, 2007, we assumed from InterMetro Delaware certain employment agreements with our Chief Executive Officer, Charles Rice and our Chief Information Officer, Jon deOng. Each of the agreements was originally entered into as of January 1, 2004 with a term ending after five years, with automatic one-year extensions thereafter, unless either we or the executive provides notice of intention not to renew the agreement at least 60 days prior to the end of its term.

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

Outstanding Equity Awards

The following table sets forth information for each of our executive officers regarding the number of shares subject to exercisable and unexercisable stock options to purchase shares of our common stock at the fiscal year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date

Charles Rice	- 0 -	- 0 -	$0	-
Chairman, Chief Executive Officer, and President

Jon deOng	- 0 -	- 0 -	$0	-
Chief Information Officer

David Olert	400,000	- 0 -	$0.25	11/28/12
Chief Financial Officer

(1)	Stock options were granted under our 2007 Stock Plan and vested 40% on the date of grant and 1/12 of the balance each quarter thereafter until the remaining stock options were vested.

Director Compensation

As of January 19, 2007, we approved the following non-employee director compensation program. We generally pay our non-employee directors $1,000 per board meeting attended in person and $500 for each telephonic meeting. In addition, we generally compensate members of our board committees as follows: (i) each member of our Audit Committee receives $500 per meeting and (ii) each member of our Compensation Committee and Nominating and Governance Committee receives $350 per meeting. The Chairman of our Audit Committee also receives an annual retainer of $5,000 per year. We intend to grant our directors options under our 2007 Plan in an amount to be determined prior to grant.  Not withstanding the generally applicable non-employee director compensation program described above, directors were not compensated in the year ended December 31, 2011 for board member duties.

The following table sets forth the compensation paid or accrued by InterMetro for the year ended December 31, 2011 to InterMetro’s directors.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Joshua Touber, Director	0	0	0	0	0	$175,000	$175,000
Robert Grden, Director	0	0	0	0	0	0	$0
Douglas Benson, Director	0	0	0	0	0	0	$0

(1)Amount represents consulting fees for special projects and medical insurance premiums.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2012, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  Such rules require not only the disclosure of shares over which an individual holds sole voting and investment power, but also shares over which such individual shares voting and investment power. As a consequence, and as indicated in the footnotes below, in many instances this results in duplication in the numbers and percentages reported for the individuals in the table; the aggregate shares held by all officers and directors as a group counts shares beneficially owned by more than one person only once without duplication.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to a convertible security (e.g. options, warrants or convertible notes) held by that person that are currently exercisable or convertible or become exercisable or convertible within 60 days of March 30, 2012 are deemed outstanding even if they have not actually been issued through exercise or conversion of the convertible security.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 70,262,798 outstanding shares of common stock as of March 30, 2012. Except as otherwise listed below, the address of each person is c/o InterMetro Communications, Inc., 2685 Park Center Drive, Building A, Simi Valley, California 93065.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Ownership

Charles Rice	33,602,977	(2)	41.4%
Chairman, President,
Chief Executive Officer
Jon deOng	2,943,162	(3)	4.2%
Chief Information Officer
Chris Fogel	1,670,188	(4)	2.3%
Chief Technology Officer
David Olert	900,000	(5)	1.3%
Chief Financial Officer
Joshua Touber	8,486,317	(6)	11.3%
Director
Robert Grden	434,848	(7)	*
Director, Corporate Secretary
Douglas Benson	3,863,091	(8)	5.4%
Director

Directors and executive officers	45,387,233		52.8%
as a group (7 persons)
David Marshall
11845 Olympic Blvd. Ste 1125 W, Los Angeles, CA 90064	9,903,949	(9)	13.8%
Moriah Capital Management
444 Madison Avenue, Suite 201, New York, NY 10022	3,691,000	(10)	4.9%
* Indicates beneficial ownership of less than one percent.

(1)
Unless otherwise indicated and subject to applicable community property laws, to our knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of common stock, except for those owned jointly with that person’s spouse.

(2)
Includes 50,000 shares subject to warrants and 1,500,000 shares subject to stock options, each of which are exercisable within 60 days of March 30, 2012; 290,626 shares which may be acquired pursuant to terms of a convertible promissory note that is convertible at the option of the holder within 60 days of March 30, 2012; 10,631,691  shares over which Mr. Rice would have voting power pursuant to voting agreements upon the exercise of stock options under the 2004 Plan and 2007 Plan; 698,981 shares from the exercise of stock options under the 2004 Plan by certain current and former employees over which shares Mr. Rice maintains voting control; and an additional 3,700,747 shares owned by certain of our current and former employees over which Mr. Rice maintains voting control.

(3)
Includes 2,693,162 shares subject to a voting agreement with Mr. Rice over which Mr. Rice has voting control and 250,000 shares subject to stock options that are exercisable within 60 days of March 30, 2012, all of which are subject to a voting agreement with Mr. Rice.

(4)
Includes 462,111 shares subject to a voting agreement with Mr. Rice over which Mr. Rice has voting control and 1,208,077 shares subject to stock options that are exercisable within 60 days of March 30, 2012, all of which are subject to a voting agreement with Mr. Rice.

(5)	Includes 900,000 shares subject to stock options that are exercisable within 60 days of March 30, 2012, all of which are subject to a voting agreement with Mr. Rice.

(6)
Includes 700,000 shares subject to warrants and 1,184,848 shares subject to stock options, of which 1,000,000 shares of the options are subject to a voting agreement with Mr. Rice, each of which are exercisable within 60 days of March 30, 2012; 2,738,517 shares which may be acquired pursuant to terms of convertible promissory notes that are convertible at the option of the holder within 60 days of March 30, 2012; and 123,246 shares owned by Laurel Research, Inc., of which Mr. Touber is President.

(7)	Includes 434,848 shares subject to stock options that are exercisable with 60 days of March 30, 2012.

(8)	Includes 619,694 shares subject to stock options that are exercisable within 60 days of March 30, 2012.

(9)
Includes 680,065 shares owned by David Marshall Inc., of which David Marshall is the chief executive officer; 3,122,240 shares owned by the David Marshall Pension Trust, of which Mr. Marshall is the trustee; 325,000 shares which may be purchased by the David Marshall Pension Trust pursuant to warrants that are exercisable within 60 days of  March 30, 2012; 1,428,936 shares which may be acquired by the David Marshall Pension Trust pursuant to terms of convertible promissory notes that are convertible at the option of the holder within 60 days of March 30, 2012; 648,588 shares owned by Glenhaven Corporation, of which Mr. Marshall is the chief executive officer; and 3,500,000 shares owned by Santa Monica Capital, LLC, of which Mr. Marshall is the manager. Also includes 199,120 shares purchased by David Marshall as reported on his Form 13G filed June 24, 2009.

(10)
 Includes 3,691,000 shares that may be purchased pursuant to warrants that are exercisable within 60 days of March 30, 2012.  Each of the subject warrants provide that the holder shall not be entitled to purchase shares under the warrant in an amount that would cause the holder to beneficially own more than 4.99% of the issued and outstanding common shares of the Company, with such limitation voidable by the holder upon 75 days prior notice to the Company.  Accordingly, a total of 10,442,503 additional shares subject to the subject warrants are not deemed to be beneficially owned and are excluded from the total.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Voting Agreements

Holders of options under our 2004 Plan and 2007 Plan, other than independent directors, are required to enter into an agreement granting Mr. Rice voting rights with respect to the common stock issued upon exercise of their options, which agreements expire ten years after execution thereof.

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

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

Gumbiner Savett, Inc. (“GSI”) is our principal accountant firm.  GSI has not provided any non-audit services to us during the years ended December 31, 2011 and 2010. The Audit Committee of our Board of Directors has considered whether the provision of non-audit services are compatible with maintaining GSI independence.

Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s Annual Report on Form 10-K.

Audit Fees (in thousands):

	2011	2010

Audit Fees (1)	$135	$125
All other fees	-	-
	$135	$125
(1)	Audit Fees paid to Gumbiner Savett consist of fees for the audit of our financial statements and review of the interim financial statements included in our quarterly reports.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements.
The index to the consolidated financial statements required by this item is set forth on page F-1.

(a)(2)  Financial Statement Schedules.
None.

(a)(3)  Exhibits.

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Certificate for Common Stock
4.2 *	2004 Stock Option Plan (1)
4.3 *	2007 Omnibus Stock and Incentive Plan (1)
4.4 *	Form of Stock Option Agreement
4.5	Form of Placement Agent Warrant (3)
4.6	Form of Bridge Financing Warrant (3)
4.7	Form of Exchange Agreement, dated as of December 29, 2006 (4)
4.8	Credit Term Agreement for the Bridge Financing, dated December 14, 2006 (4)
4.9	Initial Registration Rights Agreement, dated as of December 29, 2006 (4)
4.10	Additional Registration Rights Agreement, dated as of December 29, 2006 (4)
4.11	Stock Purchase Agreement dated as of March 30, 2006 between InterMetro and David Singer (3)
4.12	Common Stock Purchase Warrant (5)
4.12.1	Form of Secured Note Financing Warrant (6)
9.1	Voting Trust Agreement, dated as of December 29, 2006 (4)
9.2	Voting Trust Agreement, dated as of December 29, 2006 (4)
10.1 *	Employment Agreement dated as of January 1, 2004 between InterMetro and Charles Rice, as amended (3)
10.2 *	Employment Agreement dated as of January 1, 2004 between InterMetro and Jon deOng, as amended (3)
10.3 *	Employment Agreement dated as of January 1, 2004 between InterMetro and Vincent Arena, as amended (3)
10.4 *	Employment Agreement dated as of March 31, 2006 between Advanced Tel, Inc. and David Singer (3)
10.5†	Strategic Agreement dated as of May 2, 2004 between InterMetro and Qualitek Services, Inc. (3)
10.6†	Strategic Agreement dated as of May 2, 2006 between InterMetro and Cantata Technology, Inc. (3)
10.7	Office Lease between InterMetro and Pacific Simi Associates, LLC dated as of April 6, 2006 (3)
10.8†	Services Agreement between InterMetro and 99¢ Only Stores (3)
10.9 *	Form of Indemnification Agreement (3)
10.10	Placement Agent Agreement for the Private Placement, dated December 14, 2006 (4)
10.11	Consulting Agreement with Advisor, dated as of December 29, 2006 (4)
10.12	Loan and Security Agreement, dated January 16, 2008 (7)
10.13	Form of Secured Convertible Promissory Note (7)
10.14	Loan and Security Agreement, dated April 20, 2008 (8)
10.15	Amendment No. 6 to Loan and Security Agreement and Loan Documents (5)
21.1 +	Subsidiaries of InterMetro Communications, Inc.
31.1 +	Section 302 Certification
31.2 +	Section 302 Certification
32.1 +	Section 906 Certification
32.2 +	Section 906 Certification

(1)	Incorporated by reference to Exhibits A, B and C of the Schedule 14C Information Statement filed with the Securities and Exchange Commission on March 9, 2007.

(2)	Incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on July 3, 2007.

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

(6)	Incorporated by reference to Exhibit 4.12.1 of the Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission.

(7)	Incorporated by reference to Exhibits 10.12 and 10.13 of the Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission.

(8)	Incorporated by reference to Exhibit 10.14 of the Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission.

+	Filed herewith

*	Management contract or compensatory plan or arrangement

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

INTERMETRO COMMUNICATIONS, INC.

Dated: March 30, 2012	By:	/s/ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer
By:	/s/ Charles Rice	Dated: March 30, 2012
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Principal Financial Officer
By:	/s/ David Olert	Dated: March 30, 2012
David Olert
Chief Financial Officer

By:	/s/ Jon deOng	Dated: March 30, 2012
Jon deOng
Chief Information Officer and Director

By:	/s/ Joshua Touber	Dated: March 30, 2012
Joshua Touber
Director

By:	/s/ Robert Grden	Dated: March 30, 2012
Robert Grden
Director

By:	/s/ Douglas Benson	Dated: March 30, 2012
Douglas Benson
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

InterMetro Communications, Inc.

We have audited the accompanying consolidated balance sheets of InterMetro Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2011.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses in previous years, and as of December 31, 2011 the Company had a working capital deficit of approximately $12,696,000 and a total stockholders’ deficit of approximately $13,274,000.  The Company anticipates that it will not have sufficient cash flow to fund its operations in the near term and through fiscal 2012 without the completion of additional financing.

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

As discussed in Note 11 to the consolidated financial statements, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) under which it could borrow up to $2,400,000.  At December 31, 2011, the Company had borrowed $2,000,000.  The availability of loan amounts under the agreements, as amended, expires on March 30, 2012 and all amounts are due at that time.  The Company’s management is currently in negotiation with Moriah to extend the due date.

The Company has other significant contingencies such as lawsuits that are discussed in Note 12 to the consolidated financial statements.

The matters detailed in the preceding paragraphs, individually or in the aggregate, could have material adverse consequences, including a cessation of operations, to the Company at any time.

/S/ GUMBINER SAVETT INC.
GUMBINER SAVETT INC.
Santa Monica, California
March 30, 2012

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	2011	2010
ASSETS
Cash	$390	$428
Accounts receivable, net of allowance for doubtful accounts of $401 and $850 at December 31, 2011 and 2010, respectively	1,637	3,494
Deposits	46	105
Prepayments and other current assets	338	259
Total current assets	2,411	4,286
Property and equipment, net	118	109
Goodwill	450	900
Other assets	4	12
Total Assets	$2,983	$5,307

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable, trade, net of disputed amounts of $61 in 2011 and $1,016 in 2010	$2,833	$9,898
Accrued expenses	4,561	3,808
Deferred revenues and customer deposits	195	323
Borrowings under line of credit facilities net of debt discount of $5 and $82 at December 31, 2011 and 2010, respectively	2,167	2,110
Current portion of note payable to former ATI shareholder	30	—
Amount due to former ATI shareholder	—	75
Current portion of vendor settlements	2,204	2,140
Current portion of secured promissory notes, including $875 from related parties and net of debt discount of $4 and $12 at December 31, 2011 and 2010, respectively	2,380	1,488
Liability for warrant put feature	737	717
Total current liabilities	15,107	20,559

Long-term portion of note payable to former ATI shareholder	170	—
Long-term vendor settlements	980	701
Long-term secured promissory notes	—	883
Total liabilities	16,257	22,143

Commitments and contingencies (Note 12)

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 25,000 shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock — $0.001 par value;150,000,000 shares authorized; 74,352,728 and 72,975,423 shares issued and outstanding at December 31, 2011 and 2010, respectively	74	73
Additional paid-in capital	29,089	29,145
Accumulated deficit	(42,437)	(46,054)
Total stockholders’ deficit	(13,274)	(16,836)
Total Liabilities and Stockholders’ Deficit	$2,983	$5,307

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
	Year Ended December 31,
	2011	2010

Net revenues	$21,307	$28,034
Network costs	16,365	19,800
Gross profit	4,942	8,234
Operating expenses
Sales and marketing	809	1,362
General and administrative	3,709	3,993
Impairment of goodwill	450	—
Total operating expenses	4,968	5,355
Operating (loss) income	(26)	2,879
Interest expense, net (includes amortization of debt discount of $257 and $288 for the years ended December 31, 2011 and 2010, respectively)	1,198	2,022
Accounts payable write-off	(1,767)	(1,111)
Gain on forgiveness of debt	(3,074)	(1,243)
Net income	$3,617	$3,211
Basic net income per common share	$0.05	$0.04
Diluted net income per common share	$0.04	$0.04
Shares used to calculate basic net income per common share	74,067	72,172
Shares used to calculate diluted net income per common share	88,443	80,365

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	25,000	$—	71,365,354	$71	$28,725	$(49,265)	$(20,469)
Amortization of stock-based compensation	—	—	—	—	34	—	34
Warrant issuance	—	—	—	—	70	—	70
Reclassification of common stock put liability to equity	—	—	—	—	288	—	288
Restricted stock issued to vendors for debt	—	—	1,610,069	2	28	—	30
Net income for the year ended December 31, 2010	—	—	—	—	—	3,211	3,211
Balance at December 31, 2010	25,000	—	72,975,423	73	29,145	(46,054)	(16,836)
Warrants exercised	—	—	1,232,305	1	9	—	10
Stock issued for debt	—	—	145,000	—	6	—	6
Common stock to be cancelled on settlement of lawsuit	—	—	—	—	(125)	—	(125)
Warrants issued in connection with line of credit financing	—	—	—	—	52	—	52
Warrants issued for debt	—	—	—	—	2	—	2
Net income for the year ended December 31, 2011			—	—	—	3,617	3,617
Balance at December 31, 2011	25,000	$—	74,352,728	$74	$29,089	$(42,437)	$(13,274)

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	2011	2010
Cash flows from operating activities:
Net income	$3,617	$3,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40	65
Stock based compensation	—	34
Amortization of debt discount	257	288
Provision for bad debts	72	466
Impairment of goodwill	450
Accounts payable write-off	(1,767)	(1,111)
Gain on forgiveness of debt	(3,074)	(1,243)
(Increase) decrease in operating assets:
Accounts receivable	1,081	(1,396)
Deposits	58	20
Other current assets	(78)	(132)
Increase (decrease) in operating liabilities:
Accounts payable, trade	(192)	(130)
Accrued expenses	862	1,767
Vendor settlements	(1,084)	(386)
Deferred revenues and customer deposits	(128)	(97)
Net cash provided by operating activities	114	1,356

Cash flows from investing activities:
Purchase of equipment	(42)	(70)

Cash flows from financing activities:
Principal payments of lines of credit	(20)	(555)
Payment for put stock repurchase	(100)
Bank overdraft	—	(177)
Proceeds from exercise of warrants	10	—
Principal payments on note payable	—	(225)
Net cash used in financing activities	(110)	(957)

Net (decrease) increase in cash	(38)	329
Cash at beginning of year	428	99
Cash at end of year	$390	$428

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

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had a working capital deficit of $12,696,000 and had a total stockholders’ deficit of $13,274,000 as of December 31, 2011.  The Company had a $2.9 million decrease in operating results for the year ended December 31, 2011. The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7), principal and interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6). The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences, including cessation of operations, to the Company at any time.

   The Company anticipates it will not have sufficient cash flows to fund its operations through fiscal 2012, or earlier, depending on the results of the negotiations with Moriah Capital, L.P. (“Moriah”) regarding the Company’s indebtedness to Moriah discussed in Note 11. If the Company were to require additional financings in order to fund ongoing operations there can be no assurance that it will be successful in completing the required financings, that could ultimately cause the Company to cease operations.   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 11, the Company entered into agreements with Moriah under which it could borrow up to $2,400,000.  At December 31, 2011, the Company had borrowed $2,000,000. The availability of loan amounts under the agreements expires on March 30, 2012 and all amounts are due at that time. The Company’s management is currently in negotiation with Moriah to extend the due date.

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

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts periodically. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.  Bad debt expense during 2011 and 2010 amounted to $72,000 and $466,000, respectively.

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

Impairment of Long-Lived Assets - The Company assesses impairment of its other long-lived assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”.  An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; and

•	significant negative industry or economic trends.

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At September 30, 2011, using the present value calculation of a net cash flow analysis, the Company determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and took a charge for the impairment of goodwill in the amount of $450,000 (see Note 2). At December 31, 2011 and 2010, management does not believe there is any further impairment in the value of Goodwill.

Vendor Disputes - The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.

Stock-Based Compensation - The Company has adopted FASB ASC 718 “Compensation – Stock Compensation”.   For grants to employees under its 2004 plan and 2007 plan, the Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant any options during the years ended December 31, 2011 and 2010.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short term debt. The Company maintains its cash with a major financial institution located in the United States. Some balances are insured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2011, the Company had no uninsured cash balances. Periodically throughout the year the Company maintained balances in excess of federally insured limits. The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers and services provided from vendors. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, such losses, if any, have been within management’s expectations.

The Company had three customers that accounted for 48% and 59% of net revenue for the years ended December 31, 2011 and 2010, respectively.

The Company had an accounts receivable balance from two and three customers that accounted for 41% and 70% of total accounts receivable at December 31, 2011 and 2010, respectively.

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

Basic and Diluted Net Loss per Common Share - Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share includes dilution for potential common stock issuances when the warrants, options or common stock conversion rights underlying those potential issuances are below the then fair market value of the Company’s common stock and have intrinsic value.  A total of 14,376,633 potential common stock issuances were included in the calculation of diluted net income for the year ended December 31, 2011. A total of 8,192,937 potential common stock issuances were included in the calculation of diluted net income for the year ended December 31, 2010.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements - In May 2011, the FASB issued ASU 20 11-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same.  ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011.  Early adoption by public entities is not permitted. The Company does not believe that the adoption of ASU 20 11-04 will have a material impact on the Company's consolidated results of operation and financial condition.

In September 2011, the FASB issued ASU No. 20 11 -08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," ("ASU 2011-08") which simplifies how entities test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-08 will have a material impact on the Company's consolidated results of operation and financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of its common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a $150,000 two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000.  These amounts were payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition closing date. As of December 31, 2011, $75,000 that remained unpaid to the former selling shareholder was converted into a note payable per the settlement reached on March 14, 2012 (see note 12). The fair value of the shares issued was based on the guaranteed price of $4.87 per share.  The number of shares of common stock consideration paid to the selling shareholder of ATI was subject to an adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock did not reach a minimum price of $4.87 per share during the two years following the closing date.   The selling shareholder of ATI was also entitled to contingent consideration of common shares and cash during the two succeeding years from the acquisition date upon meeting certain performance targets tied to revenue and profitability.  In December 2008, the Company issued 4,089,930 shares of common stock, with a fair value of $611,043, as full payment of the contingent consideration.  During 2009, the President of ATI departed from the Company.  On March 31, 2011, the former President of ATI filed a law suit against the Company that was arbitrated and settled on March 14, 2012 (see Note 12).

At September 30, 2011, using the present value calculation of a net cash flow analysis, the Company determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and took a charge for the impairment of goodwill in the amount of $450,000. At December 31, 2011 management does not believe there is any further impairment in the value of Goodwill.

3 — Prepayments and Other Current Assets

The following is a summary of the Company’s prepayments and other current assets (in thousands):

	December 31,
	2011	2010

Employee advances	$69	$63
Deferred loan costs	72	96
Prepaid expenses	197	100
Other current assets	$338	$259

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	December 31,
	2011	2010

Telecommunications equipment	$3,340	$3,327
Computer equipment	203	174
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,736	3,694
Less: accumulated depreciation and amortization	(3,618)	(3,585)
Property and equipment, net	$118	$109

Depreciation expense included in network costs was $27,000 and $28,000 for the years ended December 31, 2011 and 2010, respectively. Depreciation and amortization expense included in general and administrative expenses was $13,000 and $37,000 for the years ended December 31, 2011 and 2010, respectively.

In May 2004, the Company entered in an agreement with a vendor to provide certain network equipment. Under the terms of this agreement, the Company could obtain certain telecommunications equipment with a total purchase price of approximately $5.2 million to expand its operations. At December 31, 2010, the Company had purchased telecommunications equipment under this agreement totaling $1,439,000.  In January 2010, the Company executed a modification to the purchase agreement that set the total amount due to be $249,500 which was subsequently reduced to $100,000 and is subject to timely payments by the Company. As part of the modification, the vendor was awarded 200,000 warrants with a strike price of $0.01 and a fair value of $1,179.  The amount was fully paid at December 31, 2011. The amount due under the settlement agreement was $95,000 at December 31, 2010.

In May 2006, the Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. Payments were scheduled to be based on either the actual underlying traffic utilized by each piece of equipment or fixed cash payments. Through December 31, 2009, the Company had purchased VoIP equipment under this agreement totaling $691,000.  The value of the equipment was based on the present value of future scheduled payments.  At December 31, 2009, the Company had accrued $1,096,000 due to Cantata, which was equal to the undiscounted future scheduled payments.  The difference between the undiscounted future payments and the purchase price was recorded to interest expense.  The Company was previously sued by Cantata for breach of contract and lack of payment and the lawsuit was settled in January 2010 for $500,000. The settlement contains a long-term payment plan and is subject to timely payments by the Company. As of December 31, 2011 and 2010, the remaining amount due under the settlement agreement was $242,000 and $340,000, respectively.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	December 31,
	2011	2010

Commissions, network costs and other general accruals	$1,374	$1,136
Accrued USF and Sales Tax	878	762
Deferred payroll and other payroll related liabilities	554	560
Interest due on convertible promissory notes and other debt	1,243	1,000
Payments due to third party providers	512	350
Accrued expenses	$4,561	$3,808

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 — Vendor Settlements, Contingent Gains and Gain on Forgiveness of Debt

During the year ended December 31, 2011, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $3,074,000 for the year ended December 31, 2011.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $1,079,000 for the same period and is included in accounts payable write-off.  The CLEC accounts payable were written off based on a two year statute of limitations on such accounts payable balances. Also, the Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable with written contract more than four years old with no current activity and two years when there is no written agreement. The Company recorded a gain of $688,000 related to these write-offs which is included in accounts payable write-off.  At December 31, 2011, the balance in vendor settlements payable was $3,184,000 including $1,164,000 of deferred gains subject to timely payments. The Company also issued 145,000 shares of its common stock and 145,000 warrants with a fair market value of $5,800 and $2,000, respectively, pursuant to the settlement of vendor obligations. The settlements will be paid in periods ranging from one to thirty months with an aggregate monthly payment of approximately $81,000.   The Company will continue to approach vendors to enter into similar agreements.

During the year ended December 31, 2010, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $1,243,000 for the year ended December 31, 2010.  In addition, the Company wrote-off certain accounts payable for CLECs that resulted in a gain of $963,000 for the same period and is included in accounts payable write-off.  The CLEC accounts payable were written off based on a two year statute of limitations on such accounts payable balances. Also, the Company has a policy, based on the statute of limitations, to write-off accounts payable more than four years old with no current activity and two years when there is no written agreement. The Company recorded gain of $147,000 related to these write-offs which is included in accounts payable write-off.  These transactions also resulted in vendor settlements payable of $2,841,000 at December 31, 2010 including $1,283,000 of deferred gains subject to timely payments and issuance of 1,610,069 shares of common stock valued at $30,000.

7 — Secured Promissory Notes and Advances

2008 Bridge Loan - In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.  In 2008 the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors, for a total of $1,920,000.  The secured notes were issued on January 16, 2008 and were scheduled to mature 13 to 18 months after issuance (“2008 Bridge Loan”).  The 2008 Bridge Loan was extended in 2009 to July 15, 2010, and then modified on October 5, 2010 (“2008 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing March 31, 2011 and concluding on July 15, 2012.  A partial interest-only payment of $42,600 was made on March 31, 2011 and the June 30, 2011 and September 30, 2011 installment payments on principal and interest were not made. Partial interest-only payments of $6,625 and $6,411 were also made on November 23, 2011 and December 16, 2011, respectively, and, subsequent to December 31, 2011, partial interest-only payments of $6,624 and $3,277 were made in January and February 2012, respectively.  The 2008 Bridge Loan bears interest at a rate of 13% per annum and contain an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  All amounts from the installment payment schedule of the 2008 Bridge Loan Modification that became overdue and remain unpaid, bear interest at a rate of 13% per annum. The holder of each note has the right, at any time, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into shares of common stock by dividing the conversion amount by $0.25. The 2008 Bridge Loan is collateralized by substantially all of the assets of the Company.  Since inception, the Company has incurred $1,109,000 in interest and fees, including $284,000 and $250,000 during the years ended December 31, 2011 and 2010, respectively.

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

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The “Initial Warrants” also contained a put feature which gave the holder the option to put the warrant back to the Company for $0.15 per share and had been carried as a liability in the Company’s financial statements. The put feature was eliminated pursuant to the 2008 Bridge Loan Modification and the $288,000 related liability was reclassified to equity.

2009 Bridge Loan- In November and December 2008, two related party secured note holders advanced an additional $310,000 and in 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum.  On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement (“2009 Bridge Loan”) with the advance lenders.  Per the 2009 Bridge Loan, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010, and then subsequently modified on October 5, 2010 (“2009 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing November 30, 2010 and concluding February 28, 2012.  On November 30, 2010 the note holders waived their initial installment payment for 60 days to receive their first installment payment as of January 31, 2011.  The first installment of $59,300 in interest only was made and then the February 28, 2011, May 31, 2011, August 31, 2011, and November 30, 2011 installment payments on principal and interest were not made. Subsequent to December 31, 2011, the February 28, 2012 final installment payment has also not been made. The 2009 Bridge Loan accrues interest at 13% per annum and contain an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  All amounts from the installment payment schedule of the 2009 Bridge Loan Modification that become over and remain unpaid, bear interest at a rate of 13% per annum. The holder of each note has the right, at any time and from time to time, to convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into shares of common stock by dividing the conversion amount by $0.25.  The 2009 Bridge Loan is collateralized by substantially all of the assets of the Company.   Since inception, the Company has incurred $213,000 in interest and fees, including $68,000 and $60,000 during the years ended December 31, 2011 and 2010, respectively.

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

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $8,000 and $7,000 for the years ended December 31, 2011 and 2010, respectively.  The net amount of the notes was $2,380,000 and $2,371,000 as of December 31, 2011 and 2010, respectively. The Company did not make certain scheduled interest and principal payments on both the 2008 and 2009 Bridge Loans during the year ended December 30, 2011. It has not received a notice of cure or default from any of the note holders in response to the non-payments.

8 — Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31, 2011	December 31, 2010
Vendor settlements	$3,184	$2,841
Secured promissory notes	2,380	2,371
Less: Current portion of long-term debt	(4,584)	(3,628)
Long-term debt	$980	$1,584

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of future maturities of long-term debt are as follows:
2012	$4,584
2013	817
2014	163
$5,564

9 — Preferred and Common Stock

Preferred Stock - On May 31, 2007, the Company filed an Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued and outstanding.  On November 19, 2009, the Company filed its Certificate of Designation (“C.D.”) and designated a Series A Preferred stock by resolution of the board of directors.  The C.D. authorized the sale of 250,000 shares of Series A preferred stock at $1.00 per share, with additional rights, preferences, restrictions and privileges as filed with the Nevada Secretary of State.  As of December 31, 2011 and 2010, 25,000 shares of Series A Preferred stock were issued and outstanding at $1.00 per share to a stockholder and secured note holder.

Common Stock - As of December 31, 2011, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000, of which 74,352,728 shares were issued and outstanding.

Private Placement of Securities – During 2011, the Company issued 1,232,305 shares of its common stock pursuant to the exercise of warrants.  The Company received proceeds of $9,858 in connection with the issuance. During 2011, the Company also issued 145,000 shares of its common stock with a fair market value of $5,800 pursuant to the settlement of a vendor obligation.

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

As of  December 31, 2011, the Company has granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in September 2007 and an additional 523,734 expired during the year ended December 31, 2008.  In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  The remaining 3,650,688 are fully vested at December 31, 2011 and were originally granted with exercise prices ranging from $0.04 to $0.97 per share.  On November 15, 2010, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all the stock options under the 2004 Plan to $0.01, the closing price of the Company’s common stock on that day. The incremental compensation cost computed using the Black-Scholes option pricing model was $14,000 which was charged to expense on that date.

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

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2011 and 2010 there were no grants under the 2007 Plan. As of December 31, 2011, none of the Company’s outstanding stock options under the 2007 Plan have been exercised.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the years ended December 31, 2011 and 2010:

	Number of Shares	Price per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2009	6,600,688		$—	$0.21	6.16	$0.0
Granted	—		—	—
Exercised	—		—	—
Forfeited/expired	—		—	—
	—		—	—
Options outstanding at December 31, 2010	6,600,688			0.12	5.16	$182,534
Granted	—		—	—
Exercised	—		—	—
Forfeited/expired	—		—	—

Options outstanding at December 31, 2011	6,600,688	$		$0.12	4.16	$146,028

Options exercisable at December 31, 2011	6,600,688	$		$0.12	4.16	$146,028

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the year ended December 31, 2011 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.  This amount changes based on the fair market value of the Company’s stock.  As of December 31, 2011, there remain 9,602,181 shares available for grant.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information with respect to the outstanding options at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.01	1,478,748	2.00	$0.01	1,478,748	$0.01
0.01	154,039	2.25	0.01	154,039	0.01
0.01	431,307	2.50	0.01	431,307	0.01
0.01	123,231	3.00	0.01	123,231	0.01
0.01	277,269	3.75	0.01	277,269	0.01
0.25	2,950,000	5.75	0.25	2,950,000	0.25
0.01	338,884	3.75	0.01	338,884	0.01
0.01	643,880	4.00	0.01	643,880	0.01
0.01	110,907	4.00	0.01	110,907	0.01
0.01	92,423	4.25	0.01	92,423	0.01
	6,600,688			6,600,688

As of December 31, 2011, there was no unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.

Warrants – Historically, the Company has issued warrants to providers of equipment financing.  For a detailed description of the warrants issued in connection with equipment financing arrangements, see Note 4.

On April 30, 2008, the Company negotiated a revolving line of credit, which, as amended in September 2008, November 2008, May 2009, January 2010, September 2010 and December 2010, March 31, 2011, June 30, 2011, September 30, 2011 and November 30, 2011, allows the company to borrow up to $2.4 million.  Warrants to purchase 14,133,503 shares of the Company’s common stock at an exercise price of $0.01 to $0.05 per share were granted in connection with securing and amending this credit facility.  See Note 11 for a detail of the warrants issued in connection with this credit facility.

The Company has issued warrants to its secured note holders in connection with the execution of the loan agreements and subsequent amendments.  Warrants to purchase an aggregate of 4,302,500 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.50 were outstanding with these note holders as of December 31, 2011 and 2010. See Note 7 for further details of these warrants.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 — Credit Facilities

ATI Bank Lines of Credit – ATI has two $100,000 lines of credit.  The line of credit with Bank of America has an interest rate of 7.13% per annum.  The line of credit with Wells Fargo Bank has an interest rate of 6.75 % per annum.   The lines of credit had been personally guaranteed by the former stockholder of ATI. Borrowings under these lines of credit amounted to approximately $172,000 and $192,000 at December 31, 2011 and 2010, respectively.  On March 31, 2011 the former stockholder of ATI filed a lawsuit against the Company.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in March 2012, which resulted in the payoff of one line for $99,000 and the refinance of the other (see Note 12).

Revolving Credit Facility - The Company entered into certain agreements, including a Loan and Security Agreement (as subsequently amended, the “Agreement”), effective as of April 30, 2008 with Moriah Capital, L.P. (“Moriah”), pursuant to which the Company could borrow up to $2,400,000 which, per Amendments No. 1, No. 2 and No. 3 to the Agreement, was increased to $2,575,000 per an over-advance in Amendment No. 4. (the “Amendments), $25,000 of the over-advance was due and payable on July 31, 2009 and was paid in November, 2009 with the additional $50,000 over-advance paid during the year ended December 31, 2010.  The Company also paid $500,000 in principal during 2010.

Pursuant to the Agreement, the Company was permitted to borrow an amount not to exceed 80% of its eligible accounts (as defined in the Agreement), net of all discounts, allowances and credits given or claimed. Pursuant to the Amendments, from September 10, 2008 through November 4, 2008 this borrowing base increased to 110% of eligible accounts, from November 5, 2008 through December 15, 2008 increased to 135% of eligible accounts, from December 16, 2008 to January 15, 2009 decreased to 120% of eligible accounts, from January 16, 2009 through May 1, 2009 decreased to 110% of the eligible accounts, from May 1, 2009 to July 31, 2009 increased to 120% of eligible accounts, from August 1, 2009 to September 30, 2009 decreased to 100% and thereafter decreased to 85%.  The Company's obligations under the loans are secured by all of the assets of the Company, including but not limited to accounts receivable; provided, however, that Moriah’s lien on the collateral other than accounts receivable (as such terms are defined in the Agreement) are subject to the prior lien of the holders of the Company’s outstanding secured notes.  The Agreement includes covenants that the Company must maintain including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities. The Company is not in compliance with one of the financial covenants as of December 31, 2011. Amendment No. 8 extended the term to June 30, 2011, Amendment No. 9 extended the term to September 30, 2011, Amendment No. 10 extended the term to November 30, 2011 and Amendment No. 11 extended the term to March  30, 2012. The Company is currently in negotiations for a further extension of the due date.

Annual interest on the credit facility is equal to the greater of (i) the sum of (A) the Prime Rate as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes plus (B) 4% or (ii) 15%, and is payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on March 30, 2012.  (See Note 1.)

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

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to Amendment No. 4 dated May 22, 2009, effective as of April 30, 2009, Moriah received 1,000,000 seven year warrants with an exercise price of $0.01. The warrants were valued using the Black-Scholes option-pricing model using assumptions in the table below.  The value associated with the 1,000,000 warrants was $45,000 and was recorded as an offset to the principal balance of the revolving credit facility and was amortized on a straight-line basis through January 2010.  The warrant put option liability was increased to $437,500 and the $187,500 increase in the liability was recorded as an offset to the principal balance of the revolving credit facility and was amortized on a straight-line basis through January 2010.  In addition, Amendment No. 4 reduced the exercise price per share of the previous 6,000,000 warrants from $1.00 to $0.25.  As a result of re-pricing, incremental cost of $19,000 was recorded as debt discount.  Of this an amount $19,000 was recorded as debt discount and was fully amortized as of December 31, 2010.

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

Pursuant to Amendment No. 6 entered into September 29, 2010 and effective April 30, 2010, the Company agreed to make regular principal reductions that would permanently reduce the maximum amount borrowed to $1,450,000 by December 31, 2010. As previously amended, the Company had issued to Moriah Warrants #1 to #6 to purchase a total of 9,000,000 shares of the Company's common stock, 6,000,000 of which have an exercise price of $0.05 and 3,000,000 of which have an exercise price of $0.01 and which collectively expire on various dates between April 30, 2015 and February 28, 2017.   The Company had also previously granted Moriah an option, as part of the Agreement, pursuant to which Moriah could sell the 2,000,000 shares subject to Warrant #1 back to the Company for $437,500.  The Company, as part of Amendment No. 6, issued to Moriah an additional warrant (Warrant #8) to purchase 1,500,000 shares of common stock with an exercise price of $0.01 and a term of seven years, which, in combination with the aforementioned Warrant #1 (exercisable for a total of 3,500,000 shares) could be sold back to the Company for $437,500 between July 1, 2011 and July 30, 2011.  In addition, as part of Amendment No. 6, the Company issued to Moriah a warrant (Warrant #7) to purchase 2,000,000 shares of the Company's common stock with an exercise price of $0.01 and a term of seven years and also granted Moriah an option to sell this warrant (Warrant #7) back to the Company for $280,000 between July 1, 2011 and July 30, 2011.  The warrants issued pursuant to Amendment No. 6 have been valued using the Black-Scholes option-pricing model.  The value associated with the 3,500,000 warrants is $20,400 and was amortized on a straight-line basis over the extended term of the agreement, of which $6,000 wa amortized during the twelve months ended December 31, 2011.

Pursuant to Amendment No. 7 entered into in March 2011 and effective December 31, 2010, the maximum amount that could be borrowed at December 31, 2010 is $2,400,000.  The Company has made payments on the line of credit that have reduced the outstanding advances to $2,000,000 at December 31, 2011.  Also pursuant to Amendment No. 7, the term of all warrants issued to Moriah was extended by two years.  The extension of the warrants has been valued using the Black-Scholes option-pricing model. The value associated with the extension was $14,000 and was charged to interest expense during 2011.

  Pursuant to Amendment No. 8 entered into in May 2011 and effective March 30, 2011, the term of the Agreement was extended to June 30, 2011 and the Company incurred loan costs of $30,000 that was amortized during the three months ended June 30, 2011.

Pursuant to Amendment No. 9 entered into in August 2011 and effective June 30, 2011, the term of the Agreement was extended to September 30, 2011 and the Company incurred loan costs of $36,000 that were amortized during the three months ended September 30, 2011. Also pursuant to Amendment No. 9, the Company issued to Moriah warrants to purchase 1,000,000 and 500,000 shares of the Company’s common stock at July 31, 2011 and August 31, 2011, respectively, (Warrant #9 and Warrant #10). The warrants have an exercise price of $0.10 and will expire on July 31, 2020 and August 31, 2020, respectively. The aggregate value associated with the Warrant #9 and #10 issuance was $30,000 and was amortized during the three months ended September 30, 2011.

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

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to Amendment No. 10 entered into in November 2011 and effective September 30, 2011, the term of the Agreement was extended to November 30, 2011 and the Company incurred loan costs of $24,000 that were amortized over the extended term of the agreement. Also pursuant to Amendment No. 10, the Company issued to Moriah warrants to purchase 600,000 shares of the Company’s common stock (Warrant #11). The warrant had an exercise price of $0.05 and will expire on September 30, 2020. The value associated with the Warrant #11issuance was $15,000 and was amortized over the extended term of the agreement.  In consideration for inclusion of the put interest for Warrant #11 in the Warrant #7 put interest, the Warrant #7 put price, as previously modified in Amendment No. 9, was increased from $350,000 to $400,000.

 Pursuant to Amendment No. 11 entered into in January 2012 and effective November 30, 2011, the term of the Agreement was extended to March 30. 2012 and the Company incurred loan costs of $96,000 that are being amortized over the extended term of the agreement. Also pursuant to Amendment No. 11, the Company issued to Moriah warrants to purchase 300,000 shares of the Company’s common stock (Warrant #12). The warrant has an exercise price of $0.05 and will expire on November 29, 2020. The value associated with the Warrant #12 issuance is $6,900 and is being amortized on a straight-line basis over the extended term of the agreement.  Seventy five percent (75%) of the put interest for Warrant #12 is to be included in the Warrant #7 put interest. The availability of loan amounts under the Agreement expires at March 30, 2012 and all amounts will be due at that time. The Company is engaged in discussions with Moriah to extend the due date of the Agreement.

The expense recognized by the Company in the years ended December 31, 2011 and 2010 from the amortization of the debt discount related to warrants was $52,000 and $57,000, respectively.  The Company calculated the fair value of the warrants using the following assumptions:

	December 31, 2011	December 31, 2010
Risk-free interest rate	0.4% to 2.7%	0.7% to 2.7%
Expected lives (in years)	3.2 to 4.5 years	3.2 to 4.4 years
Dividend yield	0%	0%
Expected volatility	82.0%	86.0%
Forfeiture rate	0%	0%

Pursuant to various Agreements and Amendments Moriah may sell certain warrants back to the Company for $437,500 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or January 31, 2010. As noted above, as part of Amendment No. 6 the Company granted Moriah an additional option pursuant to which Moriah can sell warrants back to the Company for $280,000, subsequently increased to $400,000 by Amendment No. 10.  The Company has determined that the put options associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity,” the put option requires liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $737,500 as of December 31, 2011.  The debt discount associated with the put liability for the warrant put feature is amortized over the extended terms of the agreement.  An amount of $196,000 and $224,000 was amortized during the years ended December 31, 2011 and 2010, respectively.

Pursuant to various amendments to the Agreement, the Company recognized interest expense of $304,000 and $327,000 for the years ended December 31, 2011 and 2010, respectively and amortization of loan costs of $210,000 and $236,000 for the same periods, respectively.  At December 31, 2011 and 2010, the Company recorded deferred loan costs of $72,000 and $96,000, respectively.

12 — Commitments and Contingencies

Facility Lease – The Company leases its facilities under a non-cancelable operating lease that expires on March 31, 2013 at an annual expense of approximately $168,000.  Rent expense for the Company’s facilities for the years ended December 31, 2011 and 2010 was $192,000 and $213,000, respectively.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with a vendor that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of December 31, 2011, there were approximately $61,000 of disputed payables that were recorded as an offset to accounts payable at December 31, 2011. The Company is in discussion with the significant vendor that has sent invoices regarding these charges. Management does not believe that any settlement would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on FASB ASC 450 “Contingencies.”

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

Legal Proceedings

A Network Service Provider – On October 12, 2010, the Company was served a complaint filed by a network service provider (“NSP”) against the Company asserting various causes of action.  The NSP claims that the Company owes various charges totaling $505,583. The Company denied that it owed this amount.  The Company and NSP settle the complaint on August 12, 2011 for $100,000, subject to timely payment through January 2013. The remaining amount due under the settlement was $65,000 at December 31, 2011.

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc, (“ATI”) the Company’s wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties (“Purchase Agreement”) when the Company purchased ATI in 2006.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012.  As part of the settlement the Company will void the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller will return to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement.  All shares will return to the Company’s Treasury.   The company will pay the seller a total of $200,000, which was accrued at December 31, 2011 and subject to timely monthly payments through March 2017.

A Network Service Provider – On October 26, 2011, the Company was served a complaint filed by a network service provider (“NSP”) against the Company asserting various causes of action.  The NSP claimed that the Company owed various charges totaling $150,926. The Company denies that it owes this amount and believes the NSP owes the Company higher amounts which offset this claim.   The Company filed a cross-complaint against the NSP on December 1, 2011 for charges owed the Company totaling $280,403.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2009 and 2010 the Company did not make all of the payments claimed by the USAC in a timely manner and USAC transferred these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred some of these unpaid amounts to the Department of the Treasury which worked with the Company to establish long term payment plans.   Should any of the remaining unpaid amounts with the FCC transfer from the FCC to Treasury, additional fees, surcharges and penalties will be added to the amount due.  As of December 31, 2011, the Company has recorded an aggregate $1.3 million in connection with the USF.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs.  Failure to finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accounts payable is $182,000 at December 31, 2011 and 2010 for unpaid amounts.

13 — Income Taxes

At December 31, 2011, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $40 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

 The following is a summary of the Company’s deferred tax assets and liabilities (dollars in thousands):

	December 31,
	2011	2010

Current assets and liabilities:
Deferred revenue	$78	$(88)
Allowance for doubtful accounts	160	340
Accrued expenses	668	1,523
	906	1,775
Valuation allowance	(906)	(1,775)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$127	$(23)
Net operating loss carryforward	15,956	18,421
	16,083	18,398
Valuation allowance	(16,083)	(18,398)
Net non-current deferred tax asset	$—	$—

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Year Ended December 31,
	2011	2010

Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2011 and 2010.

The Company has adopted the provision of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions.  FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The adoption of FASB ASC 740 had no effect on the Company’s financial position or results of operations.  At December 31, 2011 and 2010, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of December 31, 2011 and 2010, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America (“U.S.”) and files tax returns in the U.S. federal jurisdiction and California (or various) state jurisdiction (s). The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2007. The Company currently is not under examination by any tax authority.  The Company is currently in the process of filing amended tax returns for the year 2010.

14 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (dollars in thousands):

	Year Ended December 31,
	2011	2010

Cash paid:
Interest	$544	$474

Non-cash information:
Stock and warrant issued for debt	$60	$72

Fair value of debt discount	$—	$348

Note payable due to former stockholder	$125	$—

Liability for warrant and shares put feature	$120	$280

Reclassification of shares and warrants put liability to equity	$—	$288

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — Consulting Fee

Effective September 1, 2009, the Company entered into a consulting agreement with one of its board members to provide consulting services.  The Company was obligated to pay $6,250 per month plus out of pocket expenses for these services for the period September 1, 2009 to October 31, 2009, then $10,000 per month plus out of pocket expense through January 2011and $15,000 and out of pocket expenses beginning in February 2011.  The Company incurred consulting fees under this agreement in the amount of $175,000 and $120,000 for the years ended December 31, 2011 and 2010, respectively.

16 — Quarterly Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2011
Net revenues	$6,256	$5,359	$4,940	$4,752
Operating income (loss)	506	197	(756)	27
Net income	2,027	345	541	704
Basic earnings per share	$0.03	$0.00	$0.01	$0.01
Diluted earnings per share	$0.02	$0.00	$0.01	$0.00
For the Year Ended December 31, 2010
Net revenues	$5,919	$5,770	$7,593	$8,752
Operating income	526	248	989	1,116
Net income	1,116	124	750	1,221
Basic earnings per share	$0.02	$0.00	$0.01	$0.01
Diluted earnings per share	$0.02	$0.00	$0.01	$0.01

 The Company recorded a number of adjustments during the fourth quarter of the year ended December 31, 2011 including  the gains described in Note 6 that aggregated to $967,000 in the fourth quarter of the fiscal year.