Form 10-Q
period 2012-03-31
InterMetro Communications, Inc.
filed 2012-05-14
CIK 1160142

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 9, 2012 there were 70,262,798 shares outstanding of the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash	$398	$390
Accounts receivable, net of allowance for doubtful accounts of $401at March 31, 2012 and December 31, 2011	1,697	1,637
Deposits	46	46
Prepayments and other current assets	309	338
Total current assets	2,450	2,411
Property and equipment, net	124	118
Goodwill	450	450
Other assets	4	4
Total Assets	$3,028	$2,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable net of dispute reserve of $61 at March 31, 2012 and December 31, 2011	$2,535	$2,833
Accrued expenses	5,074	4,561
Deferred revenues and customer deposits	193	195
Borrowings under line of credit facilities net of debt discount of $2 and $5 at March 31, 2012 and December 31, 2011, respectively	2,064	2,167
Current portion of note payable to former ATI shareholder	40	30
Current portion of vendor settlements	2,276	2,204
Current portion of secured promissory notes, including $875 from related parties net of debt discount of $2 and $4 at March 31, 2012 and December 31, 2011, respectively	2,381	2,380
Liability for warrant put feature	737	737
Total current liabilities	15,300	15,107

Long-term vendor settlements	897	980
Long-term portion of note payable to former ATI shareholder	157	170
Total liabilities	16,354	16,257

Commitments and contingencies (Note 12 )

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 25,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized; 70,262,798 and 74,352,728 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	70	74
Additional paid-in capital	29,236	29,089
Accumulated deficit	(42,632)	(42,437)
Total stockholders’ deficit	(13,326)	(13,274)
Total Liabilities and Stockholders’ Deficit	$3,028	$2,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenues	$4,391	$6,256
Network costs	3,271	4,519
Gross profit	1,120	1,737
Operating expenses
Sales and marketing	162	233
General and administrative (includes stock based compensation of $142 and $0 for the three months ended March 31, 2012 and 2011, respectively)	991	998
Total operating expenses	1,153	1,231
Operating (loss) income	(33)	506
Interest expense, net (includes stock-based charges of $7 and $84 for the three months ended March 31, 2012 and 2011, respectively)	283	379
Accounts payable write-off	(8)	(186)
Gain on forgiveness of debt	(113)	(1,714)

Net (loss) income	$(195)	$2,027
Basic net (loss) income per common share	$(0.00)	$0.03
Diluted net (loss) income per common share	$(0.00)	$0.02
Shares used to calculate basic net (loss) income per common share	73,589	73,400
Shares used to calculate diluted net (loss) income per common share	73,589	87,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2012	25,000	$—	74,352,728	$74	$29,089	$(42,437)	$(13,274)
Amortization of stock based compensation	—	—	—	—	142	—	142
Warrants issued in connection with line of credit financing	—	—	—	—	1	—	1
Common stock cancelled on settlement of lawsuit	—	—	(4,089,930)	(4)	4	—	—
Net loss for the three months ended March 31, 2012	—	—	—	—	—	(195)	(195)
Balance at March 31, 2012	25,000	$—	70,262,798	$70	$29,236	$(42,632)	$(13,326)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(195)	$2,027
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8	16
Stock based compensation	142	—
Amortization of debt discount	7	84
Provision for doubtful accounts	—	21
Accounts payable write-off	(8)	(186)
Gain on forgiveness of debt	(113)	(1,714)
(Increase) decrease in assets:
Accounts receivable	(60)	1,485
Other current assets	29	(149)
Increase (decrease) in liabilities:
Accounts payable, trade	36	(1,121)
Accrued expenses	513	(32)
Vendor settlements	(225)	(295)
Deferred revenues and customer deposits	(2)	(4)
Net cash provided by operating activities	132	132

Cash flows from investing activities:
Purchase of equipment	(14)	(5)

Cash flows from financing activities:
Principal payments on lines of credit	(107)	(5)
Principal payment on note payable to former shareholder	(3)	—
Proceeds from exercise of warrants	—	10
Net cash (used in) provided by financing activities	(110)	5

Net increase in cash	8	132
Cash at beginning of period	390	428
Cash at end of period	$398	$560

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

Basis of Presentation -  The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011 which are included in the Form 10-K filed by the Company on March 30, 2012.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had a working capital deficit of $12,850,000 and had a total stockholders’ deficit of $13,326,000 as of March 31, 2012.  The Company had a net loss of $195,000 for the three months ended March 31, 2012. The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7), principal and interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6). The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences, including cessation of operations, to the Company at any time.

   The Company anticipates it will not have sufficient cash flows to fund its operations through fiscal 2012, or earlier, depending on the results of the negotiations with Moriah Capital, L.P. (“Moriah”) regarding the Company’s indebtedness to Moriah discussed in Note 11. If the Company were to require additional financings in order to fund ongoing operations there can be no assurance that it will be successful in completing the required financings, that could ultimately cause the Company to cease operations.   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2011 states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 11, the Company entered into agreements with Moriah under which it could borrow up to $2,400,000.  At March 31, 2012, the Company had borrowed $2,000,000. The availability of loan amounts under the agreements expires on May 30, 2012 and all amounts are due at that time.

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowance may be required.  Bad debt expense for the three month periods ended March 31, 2012 and 2011 amounted to $0 and $21,000, respectively.

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At March 31, 2012 and December 31, 2011, management does not believe there is any impairment in the value of Goodwill.

Vendor Disputes - The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.

Stock-Based Compensation - The Company has applied FASB ASC 718 “Compensation – Stock Compensation”.   For grants to employees under its 2004 plan and 2007 plan, the Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company granted options under its 2007 plan during the three months ended March 31, 2012 and did not grant any options during the three months ended March 31, 2011 (see Note 10).

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short term debt. The Company maintains its cash with a major financial institution located in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. Periodically throughout the year the Company maintained balances in excess of federally insured limits. The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers and services provided from vendors. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, such losses, if any, have been within management’s expectations. The Company had ten customers which accounted for 75% and 84% of net revenue for the three months ended March 31, 2012 and 2011, respectively. The Company had accounts receivable balances from two customers that accounted for 50% and 41% of total accounts receivable at March 31, 2012 and December 31, 2011, respectively.

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

Basic and Diluted Net Income (Loss) per Common Share - Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes dilution for potential common stock issuances when the warrants, options or common stock conversion rights underlying those potential issuances are below the then fair market value of the Company’s common stock and have intrinsic value.  As the Company reported a net loss for the three months ended March 31, 2012, the conversion of promissory notes and the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive. A total of 14,049,891 potential common stock issuances were included in the calculation of diluted net income for the three months ended March 31, 2011.

Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

2 — Acquisition and Intangible Assets

In March 2006, the Company acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of shares of its common stock and cash. The Company acquired ATI to increase its customer base, to add minutes and revenue to its network and to access new sales channels. The initial portion of the purchase price included 308,079 shares of the Company’s common stock, a payable of $250,000 to be paid over the six-month period following the closing and a $150,000 two-year unsecured promissory note in an amount tied to ATI’s working capital of $150,000.  These amounts were payable to the former selling shareholder of ATI who was appointed President of ATI at the acquisition closing date. At December 31, 2011, $75,000 that remained unpaid to the former selling shareholder was converted into a note payable per the settlement reached on March 14, 2012 and $197,000 of the $200,000 note remains due at March 31, 2012 (see note 12). The fair value of the shares issued was based on the guaranteed price of $4.87 per share.  The number of shares of common stock consideration paid to the selling shareholder of ATI was subject to an adjustment (or the payment of additional cash in lieu thereof at the option of the Company) if the trading price of the Company’s common stock did not reach a minimum price of $4.87 per share during the two years following the closing date.   The selling shareholder of ATI was also entitled to contingent consideration of common shares and cash during the two succeeding years from the acquisition date upon meeting certain performance targets tied to revenue and profitability.  In December 2008, the Company issued 4,089,930 shares of common stock, with a fair value of $611,043, as full payment of the contingent consideration.  During the third quarter of 2009, the President of ATI departed from the Company.  On March 31, 2011, the former President of ATI filed a law suit against the Company that was settled on March 14, 2012 (see Note 12).

The Company has developed an integration plan for utilizing the Company’s network to carry the ATI customer traffic. The execution of this plan is expected to result in a significant cost savings that was used in the present value of net cash flows analysis that supports the carrying value of ATI Goodwill which was $450,000 at March 31, 2012 and December 31, 2011.

3 — Prepayments and Other Current Assets

The following is a summary of the Company’s prepayments and other current assets (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Employee advances	$69	$69
Deferred loan costs	48	72
Prepaid expenses	192	197
Other current assets	$309	$338

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Telecommunications equipment	$3,354	$3,340
Computer equipment	203	203
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,750	3,736
Less: accumulated depreciation and amortization	(3,626)	(3,618)
Property and equipment, net	$124	$118

Depreciation expense included in network costs was $6,000 and $9,000 for the three months ended March 31, 2012 and 2011, respectively. Depreciation and amortization expense included in general and administrative expenses was $2,000 and $7,000 for the three months ended March 31, 2012 and 2011, respectively.

In May 2006, the Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. Payments were scheduled to be based on either the actual underlying traffic utilized by each piece of equipment or fixed cash payments. Through December 31, 2009, the Company had purchased VoIP equipment under this agreement totaling $691,000.  The value of the equipment was based on the present value of future scheduled payments.  At December 31, 2009, the Company had accrued $1,096,000 due to Cantata, which was equal to the undiscounted future scheduled payments.  The difference between the undiscounted future payments and the purchase price was recorded to interest expense.  The Company was previously sued by Cantata for breach of contract and lack of payment and the lawsuit was settled in January 2010 for $500,000. The settlement contains a long-term payment plan and is subject to timely payments by the Company. As of March 31, 2012, the remaining amount due under the settlement agreement was $220,000.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Commissions, network costs and other general accruals	$1,757	$1,374
Accrued USF and Sales Tax	863	878
Deferred payroll and other payroll related liabilities	535	554
Interest due on convertible promissory notes and other debt	1,360	1,243
Payments due to third party providers	559	512
Accrued expenses	$5,074	$4,561

6 — Vendor Settlements, Contingent Gains and Gain of Forgiveness of Debt

During the three months ended March 31, 2012, the Company entered into cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses. As a result of these agreements, the Company recorded a gain on forgiveness of debt of $113,000 for the three months ended March 31, 2012. Also, the Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable with written contract more than four years old with no current activity and two years when there is no written agreement. The Company recorded a gain of $8,000 related to these write-offs which is included in accounts payable write-off.   At March 31, 2012, the balance in vendor settlements payable was $3,173,000 including $1,053,000 of deferred gains subject to timely payments.   The settlements will be paid in periods ranging from one to forty three months with an aggregate monthly payment of approximately $111,000.   The Company may continue to approach vendors to enter into similar agreements as well as continue to write-off certain accounts payable under statute of limitations.

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

7 — Secured Promissory Notes and Advances

2008 Bridge Loan - In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.  In 2008 the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors, for a total of $1,920,000.  The secured notes were issued on January 16, 2008 and were scheduled to mature 13 to 18 months after issuance (“2008 Bridge Loan”).  The 2008 Bridge Loan was extended in 2009 to July 15, 2010, and then modified on October 5, 2010 (“2008 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing March 31, 2011 and concluding on July 15, 2012. A partial interest-only payment of $42,600 was made on March 31, 2011 and the June 30, 2011 and September 30, 2011 installment payments on principal and interest were not made. Partial interest-only payments of $6,625, $6,411, $6,624 and $3,277 were also made on November 23, 2011, December 16, 2011, January 31, 2012 and February 17, 2012, respectively.  The 2008 Bridge Loan bears interest at a rate of 13% per annum and contain an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  All amounts from the installment payment schedule of the 2008 Bridge Loan Modification that became overdue and remain unpaid, bear interest at a rate of 13% per annum. The holder of each note has the right, at any time to (i) assert a default and pursue repayment in accordance with the loan documents, or (ii) convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into shares of common stock by dividing the conversion amount by $0.25. The 2008 Bridge Loan is collateralized by substantially all of the assets of the Company.  Since inception, the Company has incurred $1,191,000 in interest and fees, including $82,000 during the three months ended March 31, 2012.

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

2009 Bridge Loan- In November and December 2008, two related party secured note holders advanced an additional $310,000 and in 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum.  On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement (“2009 Bridge Loan”) with the advance lenders.  Per the 2009 Bridge Loan, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010, and then subsequently modified on October 5, 2010 (“2009 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing November 30, 2010 and concluding February 28, 2012.  On November 30, 2010 the note holders waived their initial installment payment for 60 days to receive their first installment payment as of January 31, 2011.  The first installment of $59,300 in interest only was made and then the February 28, 2011, May 31, 2011, August 31, 2011, November 30, 2011, and February 28, 2012 installment payments on principal and interest were not made. The 2009 Bridge Loan accrues interest at 13% per annum and contains an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  All amounts from the installment payment schedule of the 2009 Bridge Loan Modification that become over and remain unpaid, bear interest at a rate of 13% per annum. The holder of each note has the right, at any time and from time to time, to (i) assert a default and pursue repayment in accordance with the loan documents, or (ii)convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into shares of common stock by dividing the conversion amount by $0.25.  The 2009 Bridge Loan is collateralized by substantially all of the assets of the Company.   Since inception, the Company has incurred $231,000 in interest and fees, including $18,000 during the three months ended March 31, 2012.

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

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $2,000 for the three months ended March 31, 2012 and 2011.  The net amount of the notes was $2,381,000 and $2,380,000 as of March 31, 2012 and December 31, 2011, respectively.  The Company did not make certain scheduled interest and principal payments on both the 2008 and 2009 Bridge Loans during the three months ended March 31, 2012.   It has not received a notice of cure or default from any of the note holders in response to the non-payments.

8 — Long-Term Debt

The Company’s long-term debt consists of the following:

	March 31, 2012	December 31, 2011
	(unaudited)
Vendor settlements	$3,173	$3,184
Secured promissory notes	2,381	2,380
Note payable to former shareholder	197	200
Less: Current portion of long-term debt	(4,697)	(4,614)
Long-term debt	$1,054	$1,150

A summary of future maturities of long-term debt for the twelve months ending March 31st are as follows:

2013	$4,697
2014	827
2015	135
2016	55
2017	37
$5,751

9 — Common and Preferred Stock

Preferred Stock - On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued and outstanding.  On November 19, 2009, the Company filed its Certificate of Designation (“C.D.”) and designated a Series A Preferred stock by resolution of the board of directors.  The C.D. authorized the sale of 250,000 shares of Series A preferred stock at $1.00 per share, with additional rights, preferences, restrictions and privileges as filed with the Nevada Secretary of State. As of March 31, 2012 and December 31, 2011, 25,000 shares of Series A Preferred stock were issued and outstanding at $1.00 per share to a stockholder and secured note holder.

Common Stock - As of March 31, 2012, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 70,262,798 shares were issued and outstanding.  During the three months ended March 31, 2012 the Company cancelled 4,089,930 shares of its common stock pursuant to the settlement of a lawsuit with a former shareholder (See Note 12).

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

The Company had granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in September 2007, an additional 523,734 expired during the year ended December 31, 2008 and 429,607 options expired subsequently.  In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  The remaining 3,221,081 are fully vested at March 31, 2012 and were originally granted with exercise prices ranging from $0.04 to $0.97 per share.  On November 15, 2010, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all the stock options under the 2004 Plan to $0.01, the closing price of the Company’s common stock on that day. The incremental compensation cost computed using the Black-Scholes option pricing model was $14,000 which was charged to expense on that date.

Omnibus Stock and Incentive Plan – Effective January 19, 2007, our Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. Our shareholders ratified the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission which was declared effective on May 10, 2007.   Any employee or director of, or consultant for, us or any of the Company’s subsidiaries or other affiliates will be eligible to receive awards under the 2007 Plan. The Company has reserved 22,381,404 shares of common stock for awards under the 2007 Plan. The 2007 Plan specifically prohibits the re-pricing of any stock options awarded under this plan.

In November 2007, the Company granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at the date of grant. 1,050,000 of such options have expired as of March 31, 2012.  In October 2008, InterMetro granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years expiring 5 years from date of grant.

On March 22, 2012, the Company granted 13,500,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.04 per share to employees and directors. 6,750,000 of the options granted were immediately vested at the date of grant. The remaining 6,750,000 options vest 25% per quarter beginning with the quarter ending June 30, 2012.  The Company recognized $142,028 in compensation expense related to the immediate vesting of the stock option grants. The remaining fair value is being recognized on a straight line basis over the vesting term, No options to purchase shares of common stock were granted under the 2007 plan in the three months ended March 31, 2011.  As of March 31, 2012 none of the Company’s outstanding stock options under the 2007 Plan have been exercised.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the three months ended March 31, 2012 (unaudited):

	Number of Shares	Price per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	6,600,688		$—	$0.12	4.16	$146,028
Granted	13,500,000	0.04 to 0.044		0.04
Exercised	—		—	—
Forfeited/expired	(1,479,607)		—	0.18

Options outstanding at March 31, 2012	18,621,081	$		$0.06	4.66	$64,422

Options vested and expected to vest in the future at March 31, 2012	18,621,081	$		$0.06	4.66	$64,422

Options exercisable at March 31, 2012	11,871,081	$		$0.07	4.47	$64,422

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the three month period ended March 31, 2012 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on the fair market value of the Company’s stock.  As of March 31, 2012 there remain 6,981,404 shares available for grant.

Additional information with respect to the outstanding options at March 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.01	1,049,141	1.75	$0.01	1,049,141	$0.01
0.01	154,039	2.00	0.01	154,039	0.01
0.01	431,307	2.25	0.01	431,307	0.01
0.01	123,231	2.75	0.01	123,231	0.01
0.01	277,269	3.50	0.01	277,269	0.01
0.25	1,900,000	5.50	0.25	1,900,000	0.25
0.04	13,500,000	5.00	0.04	6,750,000	0.04
0.01	338,884	3.50	0.01	338,884	0.01
0.01	643,880	3.75	0.01	643,880	0.01
0.01	110,907	3.75	0.01	110,907	0.01
0.01	92,423	4.00	0.01	92,423	0.01
	18,621,081			11,871,081

As of March 31, 2012, there was $142,028 unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.  This cost will be amortized 25% per quarter beginning with the quarter ending June 30, 2012.

Warrants – Historically, the Company has issued warrants to providers of equipment financing.  For a detailed description of the warrants issued in connection with equipment financing arrangements, see Note 4.

On April 30, 2008, the Company negotiated a revolving line of credit, which, as amended in September 2008, November 2008, May 2009, January 2010, September 2010 and December 2010, March 31, 2011, June 30, 2011, September 30, 2011, November 30, 2011 and March 30, 2012 allows the Company to borrow up to $2.4 million.  Warrants to purchase 14,233,503 shares of the Company’s common stock at an exercise price of $0.01 to $0.05 per share were granted in connection with securing and amending this credit facility.  See Note 11 for a detail of the warrants issued in connection with this credit facility.

The Company has issued warrants to its secured note holders in connection with the execution of the loan agreements and subsequent amendments.  Warrants to purchase an aggregate of 4,302,500 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.50 were outstanding with these note holders as of March 31, 2012 and December 31, 2011.  See Note 7 for further details of these warrants.

 11 — Credit Facilities

ATI Bank Lines of Credit – ATI had two $100,000 lines of credit.  The line of credit with Bank of America has an interest rate of 7.13% per annum.  The line of credit with Wells Fargo Bank had an interest rate of 6.75 % per annum.   The lines of credit had been personally guaranteed by the former stockholder of ATI. On March 31, 2011 the former stockholder of ATI filed a lawsuit against the Company.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in March 2012, which resulted in the payoff of one line for $99,000 and the refinance of the other (see Note 12). Borrowing under the remaining line of credit amounted to approximately $66,000 at March 31, 2012.

Revolving Credit Facility - The Company entered into certain agreements, including a Loan and Security Agreement (as subsequently amended, the “Agreement”), effective as of April 30, 2008 with Moriah Capital, L.P. (“Moriah”), pursuant to which the Company could borrow up to $2,400,000 which, per Amendments No. 1, No. 2 and No. 3 to the Agreement, was increased to $2,575,000 per an over-advance in Amendment No. 4. (the “Amendments”), $25,000 of the over-advance was due and payable on July 31, 2009 and was paid in November, 2009 with the additional $50,000 over-advance paid during the year ended December 31, 2010.  The Company also paid $500,000 in principal during 2010.

Pursuant to the Agreement, the Company was permitted to borrow an amount not to exceed 80% of its eligible accounts (as defined in the Agreement), net of all discounts, allowances and credits given or claimed. Pursuant to the Amendments, from September 10, 2008 through November 4, 2008 this borrowing base increased to 110% of eligible accounts, from November 5, 2008 through December 15, 2008 increased to 135% of eligible accounts, from December 16, 2008 to January 15, 2009 decreased to 120% of eligible accounts, from January 16, 2009 through May 1, 2009 decreased to 110% of the eligible accounts, from May 1, 2009 to July 31, 2009 increased to 120% of eligible accounts, from August 1, 2009 to September 30, 2009 decreased to 100% and thereafter decreased to 85%.  The Company's obligations under the loans are secured by all of the assets of the Company, including but not limited to accounts receivable; provided, however, that Moriah’s lien on the collateral other than accounts receivable (as such terms are defined in the Agreement) are subject to the prior lien of the holders of the Company’s outstanding secured notes.  The Agreement includes covenants that the Company must maintain including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities. The Company is not in compliance with the financial covenants as of March 31, 2012.  Amendment No. 8 extended the term to June 30, 2011, Amendment No. 9 extended the term to September 30, 2011, Amendment No. 10 extended the term to November 30, 2011, Amendment No. 11 extended the term to March 30, 2012 and Amendment No. 12 extended the term to May 30, 2012.

Annual interest on the credit facility is equal to the greater of (i) the sum of (A) the Prime Rate as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes plus (B) 4% or (ii) 15%, and is payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on March 30. 2012.  (See Note 1.)

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

Pursuant to Amendment No. 6 entered into September 29, 2010 and effective April 30, 2010, the Company agreed to make regular principal reductions that would permanently reduce the maximum amount borrowed to $1,450,000 by December 31, 2010. As previously amended, the Company had issued to Moriah Warrants #1 to #6 to purchase a total of 9,000,000 shares of the Company's common stock, 6,000,000 of which have an exercise price of $0.05 and 3,000,000 of which have an exercise price of $0.01 and which collectively expire on various dates between April 30, 2015 and February 28, 2017.   The Company had also previously granted Moriah an option, as part of the Agreement, pursuant to which Moriah could sell the 2,000,000 shares subject to Warrant #1 back to the Company for $437,500.  The Company, as part of Amendment No. 6, issued to Moriah an additional warrant (Warrant #8) to purchase 1,500,000 shares of common stock with an exercise price of $0.01 and a term of seven years, which, in combination with the aforementioned Warrant #1 (exercisable for a total of 3,500,000 shares) could be sold back to the Company for $437,500 between July 1, 2011 and July 30, 2011.  In addition, as part of Amendment No. 6, the Company issued to Moriah a warrant (Warrant #7) to purchase 2,000,000 shares of the Company's common stock with an exercise price of $0.01 and a term of seven years and also granted Moriah an option to sell this warrant (Warrant #7) back to the Company for $280,000 between July 1, 2011 and July 30, 2011.  The warrants issued pursuant to Amendment No. 6 have been valued using the Black-Scholes option-pricing model.  The value associated with the 3,500,000 warrants is $20,400 and was amortized on a straight-line basis over the extended term of the agreement.

Pursuant to Amendment No. 7 entered into in March 2011 and effective December 31, 2010, the maximum amount that could be borrowed at December 31, 2010 is $2,400,000.  The Company has made payments on the line of credit that have reduced the outstanding advances to $2,000,000 at March 31, 2012.  Also pursuant to Amendment No. 7, the term of all warrants issued to Moriah was extended by two years.  The extension of the warrants has been valued using the Black-Scholes option-pricing model. The value associated with the extension was $14,000 and was charged to interest expense.

Pursuant to Amendment No. 8 entered into in May 2011 and effective March 30, 2011, the term of the Agreement was extended to June 30, 2011 and the Company incurred loan costs of $30,000 that was amortized in 2011.

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

 Pursuant to Amendment No. 11 entered into in January 2012 and effective November 30, 2011, the term of the Agreement was extended to March 30, 2012 and the Company incurred loan costs of $96,000 that were amortized over the extended term of the agreement. Also pursuant to Amendment No. 11, the Company issued to Moriah warrants to purchase 300,000 shares of the Company’s common stock (Warrant #12). The warrant has an exercise price of $0.05 and will expire on November 29, 2020. The value associated with the Warrant #12 issuance is $6,900 and was amortized on a straight-line basis over the extended term of the agreement.  Seventy five percent (75%) of the put interest for Warrant #12 is to be included in the Warrant #7 put interest.

Pursuant to Amendment No. 12 entered into in April 2012 and effective March 30, 2012, the term of the Agreement was extended to May 30, 2012 and the Company incurred loan costs of $48,000 that will be amortized over the extended term of the agreement. Also pursuant to Amendment No. 12, the Company issued to Moriah warrants to purchase 100,000 shares of the Company’s common stock (Warrant #13). The warrant has an exercise price of $0.05 and will expire on March 30, 2021. The value associated with the Warrant #13 issuance is $1,555 and will be amortized on a straight-line basis over the extended term of the agreement.  Fifty five percent (55%) of the put interest for Warrant #13 is to be included in the Warrant #7 put interest. The availability of loan amounts under the Agreement expires on May 30, 2012.

The expense recognized by the Company in the three months ended March 31, 2012 and 2011 from the amortization of the debt discount related to the warrants was $5,000 and $0, respectively.  The Company calculated the fair value of the warrants using the following assumptions:

	March 31, 2012	December 31, 2011
Risk-free interest rate	0.42%	0.4% to 2.7%
Expected lives (in years)	4.5 years	3.2 to 4.5 years
Dividend yield	0%	0%
Expected volatility	82.0%	82.0%
Forfeiture rate	0%	0%

Pursuant to various Agreements and Amendments Moriah may sell certain warrants back to the Company for $437,500 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or January 31, 2010. As noted above, as part of Amendment No. 6 the Company granted Moriah an additional option pursuant to which Moriah can sell warrants back to the Company for $280,000, subsequently increased to $400,000 by Amendment No. 10.  The Company has determined that the put options associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity,” the put option requires liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $737,500 as of March 31, 2012 and December 31, 2011.  The debt discount associated with the put liability for the warrant put feature was amortized over the extended terms of the agreement.  An amount of $0 and $82,000 was amortized during the three months ended March 31, 2012 and 2011, respectively.

Pursuant to various amendments to the Agreement, the Company recognized interest expense of $76,000 and $75,000 for the three months ended March 31, 2012 and 2011, respectively and amortization of loan costs of $72,000 and $96,000 for the same periods, respectively.  At March 31, 2012 and December 31, 2011, the Company recorded deferred loan costs of $48,000 and $72,000, respectively.

12 — Commitments and Contingencies

Facility Lease – The Company leases its facilities under a non-cancelable operating lease that expires on March 31, 2013 at an annual expense of  $168,000.  Rent expense for the Company’s facilities for the three months ended March 31, 2012 and 2011 was $48,000.

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with a vendor that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of March 31, 2012, there were approximately $61,000 of disputed payables that were recorded as an offset to accounts payable at March 31, 2012. The Company is in discussion with the significant vendor that has sent invoices regarding these charges. Management does not believe that any settlement would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on FASB ASC 450 “Contingencies.”

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

Legal Proceedings

A Network Service Provider – On October 12, 2010, the Company was served a complaint filed by a network service provider (“NSP”) against the Company asserting various causes of action.  The NSP claims that the Company owes various charges totaling $505,583. The Company denied that it owed this amount.  The Company and NSP settle the complaint on August 12, 2011 for $100,000, subject to timely payment through January 2013. The remaining amount due under the settlement was $50,000 at March 31, 2012.

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc, (“ATI”) the Company’s wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties (“Purchase Agreement”) when the Company purchased ATI in 2006.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012.  As part of the settlement the Company will void the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller will return to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement.  All shares will return to the Company’s Treasury.   The Company will pay the seller a total of $200,000, of which $197,000 remains unpaid at March 31, 2012 and subject to timely monthly payments through March 2017.

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

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2009 and 2010 the Company did not make all of the payments claimed by the USAC in a timely manner and USAC transferred these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred some of these unpaid amounts to the Department of the Treasury which worked with the Company to establish long term payment plans.   Should any of the remaining unpaid amounts with the FCC transfer from the FCC to Treasury, additional fees, surcharges and penalties will be added to the amount due.  As of March 31, 2012, the Company has recorded an aggregate $1.4 million in connection with the USF.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs.  Failure to finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accrued expense is $182,000 at March 31, 2012 and December 31, 2011 for unpaid amounts.

13 — Income Taxes

At March 31, 2012, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $40 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Current assets and liabilities:
Deferred revenue	$77	$78
Stock based compensation	57	—
Bad debt	160	160
Accrued expenses	758	668
	1,052	906
Valuation allowance	(1,052)	(906)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$124	$127
Net operating loss carryforward	15,885	15,956
	16,009	16,083
Valuation allowance	(16,009)	(16,083)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Three Months Ended March 31,
	2012	2011
	(unaudited)

Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at March 31, 2012 and December 31, 2011.

The Company has applied the provision of FASB ASC 740, “Income Taxes” which clarifies the accounting for uncertainty in tax positions.  FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  At March 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of March 31, 2012 and December 31, 2011, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America (“U.S.”) and files tax returns in the U.S. federal jurisdiction and California (or various) state jurisdiction (s). The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2007. The Company currently is not under examination by any tax authority.

14 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Cash paid:
Interest	$134	$118

Non-cash information:

Fair value of warrant issued	$1	$—

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

The Company incurred consulting fees under this agreement in the amount of $45,000 and $40,000 for the three months ended March 31, 2012 and 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Report contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Report. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the risks and uncertainties discussed in the “Business” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as applicable, of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”) as well as the following:

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

We enhanced our network’s functionality by implementing Signaling System 7, or SS-7, technology. SS-7 allows access to customers of the local telephone companies, as well as customers of wireless carriers. SS-7 is the established industry standard for reliable call completion, and it also provides interoperability between our VoIP infrastructure and traditional telephone company networks.  While we expect to continue to add to capacity, as of March 31, 2012 and 2011, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure.  A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2012		2011
Net revenues	100%		100%
Network costs	75		72
Gross profit	25		28
Operating expenses:
Sales and marketing	4		4
General and administrative	22		16
Total operating expenses	26		20
Operating income	(1)		8
Accounts payable write off and gain on forgiveness of debt	3		30
Interest expense	(6)		(6)

Net income	(4	) %	32%

Net Revenues. Net revenues decreased $1.9 million, or 29.8%, to $4.4 million for the three months ended March 31, 2012 from $6.3 million for the three months ended March 31, 2011. Though we have continued to increase new customers, this has been offset by the loss of certain low-margin customers, primarily attributable to ATI, combined with decreased revenues from existing customers.  Specifically, while the addition of new customers and increasing revenues from existing customers contributed approximately $1.6 million to revenue in the three months ended March 31, 2012, these revenue gains were offset by an approximate $3.5 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers. The Company has developed an integration plan for utilizing the Company’s network to carry ATI customer traffic. This includes the expansion of additional ports through the use of recently acquired equipment.  The execution of this plan is expected to allow the Company to take increased traffic from ATI customers resulting in increased revenue.

 Network Costs. Network costs decreased $1.2 million, or 27.6%, to $3.3 million for the three months ended March 31, 2012 from $4.5 million for the three months ended March 31, 2011.  Included within total network costs, variable network costs decreased by $1.2 million to $3.0 million (67.8%) of revenues) for the three months ended March 31, 2012 from $4.2 million (67.2% of revenues) for the three months ended March 31, 2011. Fixed network costs decreased by $22,000 to $291,000 for the three months ended March 31, 2012 from $313,000 for the three months ended March 31, 2011.  Gross margin decreased to 25.5% for the three months ended March 31, 2012 from a gross margin of 27.8% for the three months ended March 31, 2011. The increase in variable cost as a percentage of revenues and the decrease in gross margin were related primarily to changes in traffic patterns during the three months ended March 31, 2012. The execution of the ATI integration plan is expected to result in a cost structure that will make ATI more competitive, improving gross margin through cost savings.

Sales and Marketing. Sales and marketing expenses decreased $71,000, or 30.5% to $162,000 for the three months ended March 31, 2012 from $233,000 for the three months ended March 31, 2011. Sales and marketing expenses as a percentage of net revenues were 3.7% for the three months ended March 31, 2012 and 2011.

General and Administrative. General and administrative expenses decreased by $7,000 to $991,000 for the three months ended March 31, 2012 from $998,000 for the three months ended March 31, 2011. General and administrative expenses as a percentage of net revenues were 22.6% and 16.0% for the three months ended March 31, 2012 and 2011, respectively.  General and administrative expenses for the three months ended March 31, 2012 include $142,000 of stock based compensation cost attributable to options granted in the three months ended March 31, 2012 that were vested upon grant.

Accounts Payable Write Off and Gain on Forgiveness of Debt   During the three months ended March 31, 2012, the Company entered into  payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses. As a result of these agreements, the Company recorded a gain on forgiveness of debt of $113,000 for the three months ended March 31, 2012.  Also, the Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable with written contract more than four years old with no current activity and two years when there is no written agreement. The Company recorded a gain of $8,000 related to these write-offs which is included in accounts payable write-off.    During the three months ended March 31, 2011, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $1,714,000 for the three months ended March 31, 2011.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $186,000 for the same period, and is included in accounts payable write-off.  The CLEC accounts payable were written off based on a two year statute of limitations on such accounts payable balances.

Interest Expense, net.  Interest expense, net decreased $96,000, or 25.3%, to $283,000 for the three months ended March 31, 2012 from $379,000 for the three months ended March 31, 2011. The most significant factor in the reduction of interest expense was certain vendor settlements that ended the assessment of late payment charges.  Interest expense for the three months ended March 31, 2012 includes $7,000 from the amortization of debt discount related to the Moriah credit facility and secured promissory notes as compared to $84,000 in the March 31, 2011 quarter.  Interest expense related to the secured promissory notes was $100,000 and $78,000 for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

At March 31, 2012, we had $398,000 in cash as compared to cash of $390,000 at December 31, 2011.  The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $12.9 million at March 31, 2012 and negative $12.7 million at December 31, 2011.

Significant changes in cash flows from March 31, 2012 as compared to March 31, 2011:

Net cash provided by operating activities was $132,000 for the three months ended March 31, 2012 and 2011. The most significant non-cash items that were added back to the $195,000 net loss resulting in cash provided by operating activities were stock based compensation of $142,000 and an increase in accounts payable and accrued expense of $549,000.

Net cash used in investing activities was $14,000 and $5,000 for the three months ended March 31, 2011and 2010, respectively, attributable to the purchase of equipment.

Net cash used in financing activities for the three months ended March 31, 2012 was $110,000 as compared to cash provided by financing activities of $5,000 for the three months ended March 31, 2011. Net cash used in financing activities for the three months ended March 31, 2012 primarily consisted of $107,000 of principal payments on lines of credit. Net cash provided by financing activities for the three months ended March 31, 2011 consisted of $10,000 proceeds from the exercise of warrants offset by $5,000 of principal payments on a credit line.

The Company had a working capital deficit of $12,850,000 and had a total stockholders’ deficit of $13,326,000 as of March 31, 2012.  The Company had a net loss of $195,000 for the three months ended March 31, 2012. The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7 to the condensed consolidated financial statements), principal and interest due on its revolving line of credit (see Note 11 to the condensed consolidated financial statements) and settlement payments due (see Note 6 to the condensed consolidated financial statements). The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 to the condensed consolidated financial statements that could have material adverse consequences, including cessation of operations, to the Company at any time.

   The Company anticipates it will not have sufficient cash flows to fund its operations through fiscal 2012, or earlier, depending on the results of the negotiations with Moriah Capital, L.P. (“Moriah”) regarding the Company’s indebtedness to Moriah discussed in Note 11 to the condensed consolidated financial statements. If the Company were to require additional financings in order to fund ongoing operations there can be no assurance that it will be successful in completing the required financings, that could ultimately cause the Company to cease operations.   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2011 states that there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 11 to the condensed consolidated financial statements, the Company entered into agreements with Moriah under which it could borrow up to $2,400,000.  At March 31, 2012, the Company had borrowed $2,000,000. The availability of loan amounts under the agreements expires on May 30, 2012 and all amounts will be due at that time.

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

Credit Facilities

Revolving Credit Facility – In April 2008, the Company entered into a convertible revolving credit agreement pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million, in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million and in May 2009 the Company entered into Amendment No. 4 to the agreement which increased the access to $2.55 million.  The availability of loan amounts at December 31, 2009 under the revolving credit agreement was to expire on April 30, 2009. The Company entered into Amendment No. 5 to the agreement as of January 31, 2010 that extended the expiration to April 30, 2010.  The Company entered into Amendment No. 6 on September 29, 2010, effective April 30, 2010, that extended the expiration to March, 30, 2011and Amendment No. 7 as of December 31, 2010 that lowered the amount of the principal reduction payments required as of December, 31, 2010. The Company entered into Amendment No. 8 as of March 30, 2011 that extended the expiration to June 30, 2011, Amendment No.9 as of June 30, 2011 that extended the expiration to September 30, 2011, Amendment No.10 as of September 30, 2011 that extended the expiration to November 30, 2011, Amendment No. 11 that extended the expiration to March 30, 2012 and Amendment No. 12 that extended the expiration to May 30, 2012.  As of March 31, 2012, the Company is permitted to borrow an amount not to exceed 85% of its eligible accounts receivable. As of March 31, 2012, the Company had borrowed $2.0 million. The Company's obligations are secured by all of the assets of the Company.  Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 15%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on May 30, 2012.  The Agreement includes covenants that the Company must maintain including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities. The Company is not in compliance with the financial covenants as of March 31, 2012.   (See Note 11 to the Consolidated Financial Statements for detailed discussion.)

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

Goodwill

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At March 31, 2012, management does not believe there is any impairment in the value of goodwill.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at March 31, 2012 and December 31, 2011. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of March 31, 2012 and December 31, 2011, our net operating loss carryforwards for federal tax purposes were approximately $40 million.  These net operating losses occurred subsequent to our business combination in December 2006.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of March 31, 2012, there is approximately $61,000 of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process.

Contractual Obligations

We have no capital lease obligations at March 31, 2012. The operating lease for our corporate offices expires March 31, 2013 with a monthly lease payment of $14,000.  There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations.

The following table reflects a summary of our contractual obligations at March 31, 2012:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

 See Risk Factors in the Form 10-K filed by the Company on March 30, 2012

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Effective March 30, 2012, the Company entered into Amendment No. 12 to the loan and security agreement with Moriah Capital, L.P. that extended the term of the agreement to May 30, 2012.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. 1350

The following financial information from InterMetro Communications, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMETRO COMMUNICATIONS, INC.

Dated: May 14, 2012	By:	/s/ Charles Rice Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: May 14, 2012	By:	/s/ David Olert David Olert
Chief Financial Officer