Form 10-Q
period 2012-09-30
InterMetro Communications, Inc.
filed 2012-11-14
CIK 1160142

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 5, 2012 there were 80,408,321 shares outstanding of the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash	$489	$390
Accounts receivable, net of allowance for doubtful accounts of $195 and $401 at September 30, 2012 and December 31, 2011, respectively	1,886	1,637
Deposits	47	46
Prepayments and other current assets	249	338
Total current assets	2,671	2,411
Property and equipment, net	124	118
Goodwill	450	450
Other assets	4	4
Total Assets	$3,249	$2,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable net of dispute reserve of $61 at September 30, 2012 and December 31, 2011	$2,603	$2,833
Accrued expenses	4,966	4,561
Deferred revenues and customer deposits	362	195
Borrowings under line of credit facilities	2,054	2,167
Current portion of amount due to former ATI shareholder	40	30
Current portion of vendor settlements	1,677	2,204
Current portion of secured promissory notes, including $875 from related parties at December 31, 2011	238	2,380
Liability for warrant put feature	737	737
Total current liabilities	12,677	15,107

Long-term vendor settlements	854	980
Long-term secured promissory notes and accrued interest, including $875 from related parties at September 30, 2012	2,374	—
Long-term portion of payable to former ATI shareholder	137	170
Total liabilities	16,042	16,257

Commitments and contingencies (Note 12 )

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 25,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock — $0.001 par value; 150,000,000 shares authorized;70,262,798 and 74,352,728 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	70	74
Additional paid-in capital	29,307	29,089
Accumulated deficit	(42,170)	(42,437)
Total stockholders’ deficit	(12,793)	(13,274)
Total Liabilities and Stockholders’ Deficit	$3,249	$2,983

The accompanying notes are an integral part of these condensed consolidated financial statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$5,524	$4,940	$14,862	$16,556
Network costs	4,207	4,126	11,261	12,727
Gross profit	1,317	814	3,601	3,829
Operating expenses
Sales and marketing	188	166	511	603
General and administrative (includes stock-based compensation of $35 and $0 for the three months ended September 30, 2012 and 2011, respectively, and $213 and $0 for the nine months ended September 30, 2012 and 2011, respectively)	782	954	2,577	2,830
Impairment of goodwill	—	450	—	450
Total operating expenses	970	1,570	3,088	3,883
Operating income (loss)	347	(756)	513	(54)
Interest expense, net (includes amortization of debt discount of $3 and $102 for the three months ended September 30, 2012 and 2011, respectively and $10 and $188 for the nine months ended September 30, 2012 and 2011, respectively)	(292)	(317)	(868)	(907)
Accounts payable write-off	—	527	293	865
Gain on forgiveness of debt	216	1,087	329	3,009

Net income	$271	$541	$267	$2,913
Basic net income per common share	$0.00	$0.01	$0.00	$0.04
Diluted net income per common share	$0.00	$0.01	$0.00	$0.03
Shares used to calculate basic net income per common share (in thousands)	70,263	74,296	71,367	73,971
Shares used to calculate diluted net income per common share (in thousands)	91,243	88,270	91,129	87,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2012	25,000	$—	74,352,728	$74	$29,089	$(42,437)	$(13,274)
Amortization of stock based compensation	—	—	—	—	213	—	213
Warrants issued in connection with line of credit financing	—	—	—	—	1	—	1
Common stock cancelled on settlement of lawsuit	—	—	(4,089,930)	(4)	4	—	—
Net loss for the nine months ended September 30, 2012	—	—	—	—	—	267	267
Balance at September 30, 2012	25,000	$—	70,262,798	$70	$29,307	$(42,170)	$(12,793)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$267	$2,913
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27	37
Stock based compensation	213	—
Amortization of debt discount	10	188
Provision for doubtful accounts	—	152
Impairment of goodwill	—	450
Accounts payable write-off	(293)	(865)
Gain on forgiveness of debt	(329)	(3009)
(Increase) decrease in operating assets:
Accounts receivable	(249)	814
Other current assets	88	(113)
Increase (decrease) in operating liabilities:
Accounts payable	131	(242)
Accrued expenses	918	340
Vendor settlements	(677)	(854)
Deferred revenues and customer deposits	167	(48)
Net cash provided by (used in) operating activities	273	(237)

Cash flows from investing activities:
Purchase of property and equipment	(33)	(30)

Cash flows from financing activities:
Principal payments on lines of credit	(118)	(15)
Proceeds from exercise of warrants	—	10
Payment for put stock repurchase	—	(100)
Principal payments on notes payable to former shareholder	(23)	—
Net cash used in financing activities	(141)	(105)

Net increase (decrease) in cash	99	(372)
Cash at beginning of period	390	428
Cash at end of period	$489	$56

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

Basis of Presentation -  The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011 which are included in Form 10-K filed by the Company on March 30, 2012.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had a working capital deficit of approximately $10,006,000 and had a total stockholders’ deficit of approximately $12,793,000 as of September 30, 2012.  The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7), principal and interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6). The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences, including cessation of operations at any time.

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient an additional allowance may be required.  Bad debt expense amounted to $0 and $110,000, and $0 and $21,000 for the three and nine months ended September 30, 2012 and 2011, respectively.

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At September 30, 2012 management does not believe there is any impairment in the value of goodwill.

Vendor Disputes - The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.

Stock-Based Compensation - The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company granted options under its 2007 plan during the nine months ended September 30, 2012 and did not grant any options during the nine months ended September 30, 2011 (see Note 10).

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

The Company had ten customers which accounted for 77% and 76% of net revenues for the nine months ended September 30, 2012 and 2011, respectively.  The Company had accounts receivable balances from two customers that accounted for 50% and 41% of total accounts receivable at September 30, 2012 and December 31, 2011, respectively.

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

Basic and Diluted Net Income (Loss) per Common Share - Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes dilution for potential common stock issuances when the warrants, options or common stock conversion rights underlying those potential issuances are below the then fair market value of the Company’s common stock and have intrinsic value.  A total of 20,980,218 and 19,761,720 potential common stock issuances were included in the calculation of diluted net income per share for the three and nine months ended September 30, 2012, respectively.   A total of 13,974,093 and 13,688,908 potential common stock issuances were included in the calculation of diluted net income per share for the three and nine months ended September 30, 2011, respectively.

Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

2 — Acquisition and Intangible Assets

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc. (“ATI”), the Company’s wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties (“Purchase Agreement”) when the Company purchased ATI in 2006.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012.  As part of the settlement the Company voided the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller returned to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement.  All shares will return to the Company’s Treasury.   The Company will pay the seller a total of $200,000, of which $177,000 remains unpaid at September 30, 2012 and subject to timely monthly payments through March 2017.

The Company has developed an integration plan for utilizing the Company’s network to carry the ATI customer traffic. The execution of this plan is expected to result in a significant cost savings that was used in the present value of net cash flows analysis that supports the carrying value of ATI Goodwill which was $450,000 at September 30, 2012 and December 31, 2011.

3 — Prepayments and Other Current Assets

The following is a summary of the Company’s prepayments and other current assets (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Employee advances	$69	$69
Prepaid software development	87	—
Deferred loan costs	—	72
Prepaid expenses	93	197
	$249	$338

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Telecommunications equipment	$3,373	$3,340
Computer equipment	203	203
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,769	3,736
Less: accumulated depreciation and amortization	(3,645)	(3,618)
	$124	$118

Depreciation expense included in network costs was $7,000 and $9,000 for the three months ended September 30, 2012 and 2011, respectively, and $20,000 and $27,000 for the nine months ended September 30, 2012 and 2011, respectively. Depreciation and amortization expense included in general and administrative expenses was $2,000 and $3,000 for the three months ended September 30, 2012 and 2011, respectively and $7,000 and $10,000 for the nine months ended September 30, 2012 and 2011, respectively.

In May 2006, the Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. In January 2010, the Company settled a lawsuit brought by Cantata regarding the agreement for $500,000. The settlement contains a long-term payment plan and is subject to timely payments by the Company. As of September 30, 2012, the remaining amount due under the settlement agreement was $175,000.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Commissions, network costs and other general accruals	$1,826	$1,374
Accrued USF and sales tax	1,073	878
Deferred payroll and other payroll related liabilities	544	554
Interest due on convertible promissory notes and other debt	1,383	1,243
Payments due to third party providers	140	512
	$4,966	$4,561

 6 — Vendor Settlements, Contingent Gains and Gain of Forgiveness of Debt

During the nine months ended September 30, 2012, the Company entered into cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $216,000 and $329,000 for the three and nine months ended September 30, 2012, respectively.  Also, the Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable with written contract more than four years old with no current activity and two years when there is no written agreement. The Company recorded a gain of $0 and $293,000 for the three and nine months ended September 30, 2012, respectively, related to these write-offs which is included in accounts payable write-off.  At September 30, 2012, the balance in vendor settlements payable was $2,531,000 including $837,000 of deferred gains subject to timely payments.  The settlements will be paid in periods ranging from one to fifty one months with an aggregate current monthly payment of approximately $92,000.   The Company may continue to approach vendors to enter into similar agreements as well as continuing to write-off certain accounts payable under statute of limitations.

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

7 — Secured Promissory Notes and Advances

2008 Bridge Loan - In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.  In 2008 the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors, for a total of $1,920,000.  The secured notes were issued on January 16, 2008 and were scheduled to mature 13 to 18 months after issuance (“2008 Bridge Loan”).  The 2008 Bridge Loan was extended in 2009 to July 15, 2010, and then modified on October 5, 2010 (“2008 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing March 31, 2011 and concluding on July 15, 2012. A partial interest-only payment of $42,600 was made on March 31, 2011 and the June 30, 2011 and September 30, 2011 installment payments on principal and interest were not made. Partial interest-only payments of $6,625, $6,411, $6,624 and $3,277 were also made on November 23, 2011, December 16, 2011, January 31, 2012 and February 17, 2012, respectively.  The 2008 Bridge Loan bears interest at a rate of 13% per annum and contains an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  All amounts from the installment payment schedule of the 2008 Bridge Loan Modification that became overdue and remain unpaid, bear interest at a rate of 13% per annum. The holder of each note has the right, at any time to (i) assert a default and pursue repayment in accordance with the loan documents, or (ii) convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into shares of common stock by dividing the conversion amount by $0.25. The 2008 Bridge Loan is collateralized by substantially all of the assets of the Company.  Since inception, the Company has incurred $1,375,000 in interest and fees, including $101,000 and $266,000 during the three and nine months ended September 30, 2012, respectively.

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

2009 Bridge Loan- In November and December 2008, two related party secured note holders advanced an additional $310,000 and in 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum.  On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement (“2009 Bridge Loan”) with the advance lenders.  Per the 2009 Bridge Loan, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010, and then subsequently modified on October 5, 2010 (“2009 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing November 30, 2010 and concluding February 28, 2012.  On November 30, 2010 the note holders waived their initial installment payment for 60 days to receive their first installment payment as of January 31, 2011.  The first installment of $59,300 in interest only was made and then the February 28, 2011, May 31, 2011, August 31, 2011, November 30, 2011, and February 28, 2012 installment payments on principal and interest were not made. The 2009 Bridge Loan accrues interest at 13% per annum and contains an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  All amounts from the installment payment schedule of the 2009 Bridge Loan Modification that become over and remain unpaid, bear interest at a rate of 13% per annum. The holder of each note has the right, at any time and from time to time, to (i) assert a default and pursue repayment in accordance with the loan documents, or (ii) convert the entire principal plus accrued interest and origination and documentation fee, or any portion thereof, into shares of common stock by dividing the conversion amount by $0.25.  The 2009 Bridge Loan is collateralized by substantially all of the assets of the Company.   Since inception, the Company has incurred $273,000 in interest and fees, including $21,000 and $60,000 during the three and nine months ended September 30, 2012, respectively.

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

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $0 and $2,000 for the three months ended September 30, 2012 and 2011, respectively and $3,000 and $6,000 for the nine months ended September 30, 2012 and 2011.  The net amount of the notes was $2,382,000 and $2,380,000 as of September 30, 2012 and December 31, 2011, respectively.

Effective October 12, 2012 the Company secured a new credit facility (see Note 11) and renegotiated terms with its secured note holders. The renegotiated terms included conversion of certain loan balances to common stock, the issuance of warrants and the establishment of new payment terms. The secured note holders converted $1,521,848 that the Company owed into 10,145,523 shares of common stock at $0.15 per share and the Company issued warrants with a term of seven years to purchase 1,521,843 shares of common stock at an exercise price of $0.01 per share. The remaining outstanding balance of $2,374,281, of which $764,221 is eligible to be converted to common stock at the election of the lenders at a rate of $0.50 per share of common stock, includes $878,466 owed to related parties. This remaining balance will be paid in interest only payments of approximately $12,000 per month from January 1, 2013 through September 1, 2013 followed by principal and interest payments of approximately $69,000 per month from September 1, 2013 until September 30, 2014. Of the remaining balances $923,576 will mature on September 30, 2014 with the final payment of all principal and accrued interest at maturity on December 31, 2014. As part of the renegotiated terms with the secured note holders the Company issued additional warrants with a term of seven years to purchase 2,145,000 shares of common stock at a price of $0.25 per share and 650,000 shares of common stock at a price of $0.01 per share.  The value associated with these secured note holder warrants is $192,000 and will be recorded as an offset to the principal balance of the secured notes and, beginning in October 2012, will be amortized into interest expenses over the term of the notes using the effective interest method.  The warrants are valued using the Black-Scholes formula.

The renegotiated terms included, in addition to the conversion of certain amounts owed into common stock, the conversion of any remaining accrued interest into the new secured promissory notes. As a result, the $3,896,000 balance of long-term secured promissory notes reported as of September 30, 2012 includes accrued interest of $1,514,000.

8 — Long-Term Debt

The Company’s long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(unaudited)
Vendor settlements	$2,531	$3,184
Secured promissory notes and accrued interest	2,612	2,380
Note payable to former shareholder	177	200
Less: Current portion of long-term debt	(1,955)	(4,614)
Long-term debt	$3,365	$1,150

A summary of future maturities of long-term debt for the twelve months ending September 30th are as follows:

2013	$1,955
2014	1,070
2015	1,942
2016	276
2017	77
$5,320

9 — Common and Preferred Stock

Preferred Stock - The Company’s Amended and Restated Articles of Incorporation authorize 10,000,000 shares of preferred stock, par value $0.001 per share. On November 19, 2009, the Company filed a Certificate of Designation (“C.D.”) and designated a Series A preferred stock by resolution of the board of directors.  The C.D. authorized the sale of 250,000 shares of Series A preferred stock at $1.00 per share, with additional rights, preferences, restrictions and privileges as filed with the Nevada Secretary of State. As of September 30, 2012 and December 31, 2011, 25,000 shares of Series A Preferred stock were issued and outstanding at $1.00 per share to a stockholder and secured note holder.

On October 12, 2012, the Company filed a C.D. and designated a Series A2 preferred stock authorizing the sale of 1,000,000 non-voting shares of Series A2 preferred stock at $1.00 per share. The shares generally may be redeemed by the Company for $1.25 per share plus payment of any accrued but unpaid dividends.  Also on October 12, 2012, the Company sold 297,103 shares of Series A2 preferred stock together with warrants to purchase 297,103 shares of common stock at an exercise price of $0.20 per share in exchange for a total purchase price of $297,103. The securities were sold to accredited investors in a private placement exempt from registration under Regulation D of the Securities Act of 1933, as amended. The Series A2 preferred stock may be converted into shares of common stock at a conversion rate of 6.66 shares of common stock for each share of Series A2 preferred.  The value associated with the Series A2 warrants is $6,000 and will be recorded as interest expense. The warrants are valued using the Black-Scholes formula.

Common Stock - As of September 30, 2012 and December 31, 2011, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 70,262,798 and 74,352,728 shares, respectively, were issued and outstanding.  In the first quarter of 2012 the Company cancelled 4,089,930 shares of its common stock pursuant to the settlement of a lawsuit with a former shareholder (See Note 12). Subsequent to September 30, 2012 the Company converted certain secured note holder loan balances to 10,145,523 shares of common stock (see Note 7).

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

The Company had granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 308,077 expired in September 2007, an additional 523,734 expired during the year ended December 31, 2008 and 429,607 options expired subsequently.  In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  The remaining 3,221,081 are fully vested at September 30, 2012 and were originally granted with exercise prices ranging from $0.04 to $0.97 per share.  On November 15, 2010, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all the stock options under the 2004 Plan to $0.01, the closing price of the Company’s common stock on that day.

Omnibus Stock and Incentive Plan – Effective January 19, 2007, the Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. The shareholders ratified the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission which was declared effective on May 10, 2007.   Any employee or director of, or consultant for, the Company or any of the Company’s subsidiaries or other affiliates will be eligible to receive awards under the 2007 Plan. The Company has reserved 26,099,040 shares of common stock for awards under the 2007 Plan. The 2007 Plan specifically prohibits the re-pricing of any stock options awarded under this plan.

In November 2007, the Company granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at the date of grant. 1,050,000 of such options have expired as of September 30, 2012.  In October 2008, InterMetro granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years expiring 5 years from date of grant.

On March 22, 2012, the Company granted 13,500,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.04 per share to employees and directors. 6,750,000 of the options granted were immediately vested at the date of grant. The remaining 6,750,000 options vest 25% per quarter beginning with the quarter ending June 30, 2012.  The Company recognized $142,028 in compensation expense related to the immediate vesting of the stock option grants and an additional $35,000 and $71,000 in the three and nine months ended September 30, 2012, respectively. The remaining fair value is being recognized on a straight line basis over the vesting term. No options to purchase shares of common stock were granted under the 2007 plan in the nine months ended September 30, 2011.  As of September 30, 2012 none of the Company’s outstanding stock options under the 2007 Plan have been exercised.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the nine months ended September 30, 2012 (unaudited):

	Number of Shares	Price per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	6,600,688		$—	$0.12	4.16	$146,028
Granted	13,500,000	0.04 to 0.044		0.04
Exercised	—		—	—
Forfeited/expired	(1,479,607)		—	0.18

Options outstanding at September 30, 2012	18,621,081	$		$0.06	4.16	$765,476

Options vested and expected to vest in the future at September 30, 2012	18,621,081	$		$0.06	4.16	$765,476

Options exercisable at September 30, 2012	15,246,081	$		$0.06	4.08	$630,476

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the nine month period ended September 30, 2012 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. This amount changes based on the fair market value of the Company’s stock.  As of September 30, 2012 there remain 10,699,040 shares available for grant.

Additional information with respect to the outstanding options at September 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.01	1,049,141	1.25	$0.01	1,049,141	$0.01
0.01	154,039	1.50	0.01	154,039	0.01
0.01	431,307	1.75	0.01	431,307	0.01
0.01	123,231	2.25	0.01	123,231	0.01
0.01	277,269	3.00	0.01	277,269	0.01
0.25	1,900,000	5.00	0.25	1,900,000	0.25
0.04	13,500,000	4.50	0.04	10,125,000	0.04
0.01	338,884	3.00	0.01	338,884	0.01
0.01	643,880	3.25	0.01	643,880	0.01
0.01	110,907	3.25	0.01	110,907	0.01
0.01	92,423	3.50	0.01	92,423	0.01
	18,621,081			15,246,081

As of September 30, 2012, there was $71,521 of unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.  This cost will be amortized on a straight-line basis over the next two quarters.

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

The Company has issued warrants to its secured note holders in connection with the execution of the loan agreements and subsequent amendments.  Warrants to purchase an aggregate of 4,302,500 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.50 were outstanding with these note holders as of September 30, 2012 and December 31, 2011.  See Note 7 for further details of these warrants.

 11 — Credit Facilities

ATI Bank Lines of Credit – ATI had two $100,000 lines of credit.  The line of credit with Bank of America has an interest rate of 7.13% per annum.  The line of credit with Wells Fargo Bank had an interest rate of 6.75 % per annum.   The lines of credit had been personally guaranteed by the former stockholder of ATI. On March 31, 2011 the former stockholder of ATI filed a lawsuit against the Company.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in March 2012, which resulted in the payoff of one line for $99,000 and the refinance of the other (see Note 12). Borrowing under the remaining line of credit amounted to approximately $29,000 at September 30, 2012.

Revolving Credit Facility - The Company entered into agreements, including a Loan and Security Agreement (as subsequently amended, the “Agreement”), effective as of April 30, 2008 with Moriah Capital, L.P. (“Moriah”), pursuant to which the Company could borrow up to $2,400,000 which was subsequently increased to $2,575,000. The Agreement has been amended several times (the “Amendments”) as summarized below.

 In April 2008, the Company initially entered into a convertible revolving credit agreement pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million, in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million and in May 2009 the Company entered into Amendment No. 4 to the agreement which increased the access to $2.55 million.  The availability of loan amounts at December 31, 2009 under the revolving credit agreement was to expire on April 30, 2009. The Company entered into Amendment No. 5 to the agreement as of January 31, 2010 that extended the expiration to April 30, 2010.  The Company entered into Amendment No. 6 on September 29, 2010, effective April 30, 2010, that extended the expiration to March, 30, 2011and Amendment No. 7 as of December 31, 2010 that lowered the amount of the principal reduction payments required as of December, 31, 2010. The Company entered into Amendment No. 8 as of March 30, 2011 that extended the expiration to June 30, 2011, Amendment No.9 as of June 30, 2011 that extended the expiration to September 30, 2011, Amendment No.10 as of September 30, 2011 that extended the expiration to November 30, 2011, Amendment No. 11 that extended the expiration to March 30, 2012, Amendment No. 12 that extended the expiration to May 30, 2012 and Amendment No. 13 that extended the expiration to August 16, 2012.  The balance that remained unpaid at the August 16, 2012 expiration date and at September 30, 2012 was carried until October 12, 2012 when, as discussed below, the Company secured a new credit facility. As of September 30, 2012, the Company is permitted to borrow an amount not to exceed 85% of its eligible accounts receivable. As of September 30, 2012, the Company had borrowed $2.025 million. The Company's obligations are secured by all of the assets of the Company.  Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 15%, payable in arrears prior to the maturity date, on the first business day of each calendar month, and, per Amendment No. 13, would have been payable in full on August 16, 2012. The Agreement includes covenants that the Company must maintain including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities. The Company is not in compliance with the financial covenants as of September 30, 2012.

Warrants to purchase 14,233,503 shares of the Company’s common stock at an exercise price of $0.01 to $0.05 per share were granted in connection with securing and amending this credit facility.  The expense recognized by the Company in the three months ended September 30, 2012 and 2011 from the amortization of the debt discount related to the Moriah warrants was $0 and $30,000, respectively. The expense recognized by the Company in the nine months ended September 30, 2012 and 2011 from the amortization of the debt discount related to the warrants was $7,000 and $36,000, respectively.   The Company calculated the fair value of the warrants using the following assumptions:

	March 31, 2012	December 31, 2011
Risk-free interest rate	0.42%	0.4% to 2.7%
Expected lives (in years)	4.5 years	3.2 to 4.5 years
Dividend yield	0%	0%
Expected volatility	82.0%	82.0%
Forfeiture rate	0%	0%

Pursuant to the Agreement and Amendments Moriah may sell certain warrants back to the Company for $437,500 at any time during the 30 day period commencing on the earlier of the prepayment in full of all loans or January 31, 2010. As noted above, as part of Amendment No. 6, the Company granted Moriah an additional option pursuant to which Moriah can sell warrants back to the Company for $280,000, subsequently increased to $400,000 by Amendment No. 10.  The Company has determined that the put options associated with the warrants causes the instrument to contain a net cash settlement feature. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity,” the put option requires liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $737,500 as of September 30, 2012 and December 31, 2011.  The debt discount associated with the put liability for the warrant put feature was amortized over the extended terms of the agreement.  An amount of $0 was amortized during the three and nine months ended September 30, 2012 and $70,000 and $146,000 for the three and nine months ended September 30, 2011, respectively.

The Company recognized interest expense in connection with the Agreement and Amendments of $77,000 for the three months ended September 30, 2012 and 2011 and $253,000 and $228,000 for the nine months ended September 30, 2012 and 2011 respectively. The Company recognized amortization of loan costs of $72,000 and $36,000 for the three months ended September 30, 2012 and 2011, respectively and $216,000 and $96,000 for the nine months ended September 30, 2012 and 2011, respectively.  At September 30, 2012 and December 31, 2011, the Company recorded deferred loan costs of $0 and $72,000, respectively.

Effective October 12, 2012, the Company secured a new credit facility with Transportation Alliance Bank, Inc. (“TAB Bank”) and entered into agreements with Moriah to pay off its debt. The Company has secured a $3,000,000 senior credit facility with TAB Bank pursuant to which the Company is permitted to borrow $3,000,000 or up to 85% of its eligible accounts, at any time until the maturity date of September 29, 2014. This facility generally accrues interest at the greater of (i) 9.50% per annum, or (ii) the sum of the lender’s stipulated prime rate plus 6.25%.  The Company initially borrowed $1,338,000 from this facility.  The loan provides for interest-only monthly payments, is generally secured by all the Company’s assets but subject to certain prior liens, and includes financial covenants pertaining to cash flow coverage of interest and fixed charges and a requirement for a minimum level of tangible net worth.

The Company entered into agreements with Moriah retiring the Company’s existing credit facility by paying Moriah $1,845,000 and issuing a promissory note in favor of Moriah in the principal amount of $987,500, $250,000 of which is due September 30, 2013. The balance, issued in consideration for the cancellation of Moriah’s put option to purchase 6,008,500 shares of the Company’s common stock, becomes due on September 30, 2014. The note accrues interest at the rate of 9% per annum and Moriah may convert the balance owed into shares of common stock with unpaid principal amounts converted at the rate of $0.25 per share and any unpaid accrued interest at the rate of $0.30 per share. Any warrants that were not previously priced at $0.01 per share of common stock were re-priced to $0.01 per share and the expiration date for all warrants will be September 30, 2019.  The value associated with the re-pricing and expiration date extension of the Moriah warrants is $190,000 and will be recorded as an offset to the principal balance of the note payable to Moriah and, beginning in October 2012, will be amortized into interest expenses over the term of the note using the effective interest method.  The warrants are valued using the Black-Scholes formula.  The Company will also make 26 bi-monthly fee payments of $11,000 pursuant to the agreements.

12 — Commitments and Contingencies

Facility Lease – The Company leases its facilities under a non-cancelable operating lease that expires on March 31, 2013 at an annual expense of  $168,000.  Rent expense for the Company’s facilities for the nine months ended September 30, 2012 and 2011 was $144,000.

Vendor Disputes – It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with a vendor that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of September 30, 2012, there were approximately $61,000 of disputed payables that were recorded as an offset to accounts payable at September 30, 2012. The Company is in discussion with the significant vendor that has sent invoices regarding these charges. Management does not believe that any settlement would have a material adverse effect on the Company’s financial position or results of operations.

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

Legal Proceedings

A Network Service Provider – On October 12, 2010, the Company was served a complaint filed by a network service provider (“NSP”) against the Company asserting various causes of action.  The NSP claimed that the Company owed various charges totaling $505,583. The Company denied that it owed this amount.  The Company and NSP settled the complaint on August 12, 2011 for $100,000, subject to timely payment through January 2013. The remaining amount due under the settlement was $30,000 at September 30, 2012.

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc. (“ATI”), the Company’s wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties (“Purchase Agreement”) when the Company purchased ATI in 2006.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012.  As part of the settlement, the Company voided the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller returned to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement.  The Company will pay the seller a total of $200,000, of which $177,000 remains unpaid at September 30, 2012 and subject to timely monthly payments through March 2017.

A Network Service Provider – On October 26, 2011, the Company was served a complaint filed by a network service provider (“NSP”) against the Company asserting various causes of action.  The NSP claimed that the Company owed various charges totaling $150,926. The Company denied that it owed this amount and believes the NSP owes the Company higher amounts which offset this claim.   The Company filed a cross-complaint against the NSP on December 1, 2011 for charges owed the Company totaling $280,403. The Company and the NSP are attempting to settle the complaint and cross-complaint and the Company anticipates that the resolution of these complaints will not have a material effect on the Company..

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2009 and 2010, the Company did not make all of the payments claimed by the USAC in a timely manner and USAC transferred these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred some of these unpaid amounts to the Department of the Treasury which worked with the Company to establish long term payment plans.   Should any of the remaining unpaid amounts with the FCC transfer from the FCC to Treasury, additional fees, surcharges and penalties will be added to the amount due.  As of September 30, 2012, the Company has recorded an aggregate $1.1 million in connection with the USF.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs.  Failure to finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accrued expense is $182,000 at September 30, 2012 and December 31, 2011 for unpaid amounts.

13 — Income Taxes

At September 30, 2012, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $39 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):
	September 30, 2012	December 31, 2011
	(unaudited)
Current assets and liabilities:
Current assets and liabilities:
Deferred revenue	$140	$78
Stock based compensation	85	—
Bad Debt	78	160
Accrued expenses	863	668
	1,166	906
Valuation allowance	(1,166)	(906)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$124	$127
Net operating loss carryforward	15,585	15,956
	15,709	16,083
Valuation allowance	(15,709)	(16,083)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Nine months Ended September 30,
	2012	2011
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at September 30, 2012 and December 31, 2011.

The Company has applied the provision of FASB ASC 740, “Income Taxes” which clarifies the accounting for uncertainty in tax positions.  FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  At September 30, 2012 and December 31, 2011, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of September 30, 2012 and December 31, 2011, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America (“U.S.”) and files tax returns in the U.S. federal jurisdiction and California (or various) state jurisdiction (s). The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2007. The Company currently is not under examination by any tax authority.

14 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Nine months Ended September 30,
	2012	2011
	(unaudited)
Cash paid:
Interest	$421	$420

Non-cash information:

Fair value of warrant issued	$1	$—

Liability for warrant put feature	$—	$120

Stock and warrants issued for debt	$—	$8

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

The Company incurred consulting fees under this agreement in the amount of $45,000 for the three months ended September 31, 2012 and 2011 and $135,000 and $130,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

We enhanced our network’s functionality by implementing Signaling System 7, or SS-7, technology. SS-7 allows access to customers of the local telephone companies, as well as customers of wireless carriers. SS-7 is the established industry standard for reliable call completion, and it also provides interoperability between our VoIP infrastructure and traditional telephone company networks.  While we expect to continue to add to capacity, as of September 30, 2012 and 2011, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure.  A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

We are advancing our research and development efforts and are focused on producing a next-generation routing product.  This technology is currently in alpha testing and no assurances are provided.  The technology is designed to significantly reduce what we would otherwise need in capital expenditures for future revenue growth.

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

Results of Operations for the Three Months Ended September 30, 2012 and 2011

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended September 30,
	2012	2011
Net revenues	100%	100%
Network costs	76	83
Gross profit	24	17
Operating expenses:
Sales and marketing	4	4
General and administrative	14	19
Impairment of goodwill	—	9
Total operating expenses	18	32
Operating income (loss)	6	(15)
Accounts payable write-off and gain on forgiveness of debt	4	32
Interest expense	(5)	(6)
Net income	5%	11%

Net Revenues. Net revenues increased $584,000, or 11.8%, to $5.5 million for the three months ended September 30, 2012 from $4.9 million for the three months ended September 30, 2011. We have continued to increase new customers and expand revenue to certain existing customers. This has been partially offset by the loss of certain low-margin customers, primarily attributable to ATI, combined with decreased revenues from existing customers.  Specifically, while the addition of new customers and increased revenues from existing customers contributed approximately $3.3 million to revenue in the three months ended September 30, 2012 these revenue gains were offset by an approximate $2.7 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.

 Network Costs. Network costs increased 81,000, or 2.0%, to $4.2 million for the three months ended September 30, 2012 from $4.1 million for the three months ended September 30, 2011.  Included within total network costs, variable network costs increased by $240,000 to $4.0 million (72.1% of revenues) for the three months ended September 30, 2012 from $3.7 million (75.8% of revenues) for the three months ended September 30, 2011. Fixed network costs decreased by $159,000 to $223,000 for the three months ended September 30, 2012 from $382,000 for the three months ended September 30, 2011.  There were reductions to fixed network expenses during the three months ended September 30, 2012 as part of streamlining the use of fixed cost facilities. Gross margin increased to 23.8% for the three months ended September 30, 2012 from a gross margin of 16.5% for the three months ended September 30, 2011.  The decrease in variable costs as a percentage of revenues and the increase in gross margin were related primarily to changes in traffic patterns during the three months ended September 30, 2012 as well as the reduction in fixed cost.

Sales and Marketing. Sales and marketing expenses increased $22,000, or 13.3% to $188,000 for the three months ended September 30, 2012 from $166,000 for the three months ended September 30, 2011. Sales and marketing expenses as a percentage of net revenues were 3.4% for the three months ended September 30, 2012 and 2011.  The increase is in direct relation to the increase in revenues.

General and Administrative. General and administrative expenses decreased $172,000 or 18.0% to $782,000 for the three months ended September 30, 2012 from $954,000 for the three months ended September 30, 2011. General and administrative expenses as a percentage of net revenues were 14.2% and 19.3% for the three months ended September 30, 2012 and 2011, respectively. Bad debt expense was $0 in the three months ended September 30, 2012 as compared to $110,000 in the three months ended September 30, 2011. A $37,000 decrease in payroll for ATI also contributed to the decrease in general and administrative expense from the previous period. General and administrative expenses for the three months ended September 30, 2012 included stock-based compensation of $36,000.

Impairment of goodwill.  The Company determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and took a charge for the impairment of goodwill in the amount of $450,000 in the three months ended September 30, 2011.

Accounts Payable Write Off and Gain on Forgiveness of Debt.  During the three months ended September 30, 2012, the Company recorded a gain on forgiveness of debt of $216,000 related to cash payment plan agreements with vendors for amounts less than the liability recorded in account payable and accrued expenses.  During the three months ended September 30, 2011, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $1,087,000 for the three months ended September 30, 2011.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $527,000 for the same period in 2011and was included in accounts payable write-off.  The CLEC accounts payable were written off based on a two year statute of limitations on such accounts payable balances.

Interest Expense, net. Interest expense, net decreased $25,000, or 7.9%, to $292,000 for the three months ended September 30, 2012 from $317,000 for the three months ended September 30, 2011.

Results of Operations for the Nine months Ended September 30, 2012 and 2011

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Nine months Ended September 30,
	2012	2011
Net revenues	100%	100%
Network costs	76	77
Gross profit	24	23
Operating expenses:
Sales and marketing	3	4
General and administrative	17	17
Impairment of goodwill	—	3
Total operating expenses	20	24
Operating income	4	(1)
Accounts payable write-off and gain on forgiveness of debt	4	23
Interest expense	(6)	(5)
Net income	2%	17%

Net Revenues. Net revenues decreased approximately $1.7 million, or 10.2%, to $14.9 million for the nine months ended September 30, 2012 from $16.6 million for the nine months ended September 30, 2011 Though we have continued to increase new customers, this has been offset by a reduction in offering third party low margin services and attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers. The addition of new customers and increased revenues from existing customers contributed approximately $5.3 million to revenue in the nine months ended September 30, 2012. These gains were offset by an approximate $7.0 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.

Network Costs. Network costs decreased $1.5 million, or 11.5%, to $11.2 million for the nine months ended September 30, 2011 from $12.7 million for the nine months ended September 30, 2011.  Included within total network costs, variable network costs decreased by $1.1 million to $10.5 million (70.7% of revenues) for the nine months ended September 30, 2012 from $11.6 million (69.9% of revenues) for the nine months ended September 30, 2011.  Fixed network costs decreased by $402,000 to $749,000 for the nine months ended September 30, 2012 from $1.2 million the nine months ended September 30, 2011.  Gross margin increased to 24.2% for the nine months ended September 30, 2012 from a gross margin of 23.1% for the nine months ended September 30, 2011. The increase in gross margin was related primarily to changes in traffic patterns during the nine months ended September 30, 2012 as well as the reduction in fixed cost.

Sales and Marketing. Sales and marketing expenses decreased $92,000, or 15.3% to $511,000 for the nine months ended September 30, 2012 from $603,000 for the nine months ended September 30, 2011. Sales and marketing expenses as a percentage of net revenues were 3.4% and 3.6% for the nine months ended September 30, 2012 and 2011, respectively.  The decrease is primarily attributable to the decrease in ATI revenues from which agent commissions are paid.  In addition, a change in product mix resulted in a decrease in certain high percentage commissions.

General and Administrative.  General and administrative expenses decreased $253,000 or 8.9% to $2.6 million for the nine months ended September 30, 2012 from $2.8 million for the nine months ended September 30, 2011. General and administrative expenses as a percentage of net revenues were 17.3% and 17.1% for the nine months ended September 30, 2012 and 2011, respectively. Bad debt expense was $0 in the nine months ended September 30, 2012 as compared to $152,000 in the nine months ended September 30, 2011. A $101,000 decrease in payroll for ATI, a $65,000 reduction in insurance cost and a $61,000 reduction in legal fees also contributed to the decrease in general and administrative expense from the previous period. General and administrative expenses for the nine months ended September 30, 2012 included stock-based compensation of $213,000.

Impairment of goodwill.  The Company determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and took a charge for the impairment of goodwill in the amount of $450,000 in the nine months ended September 30, 2011.

 Accounts Payable Write Off and Gain on Forgiveness of Debt.   During the nine months ended September 30, 2012, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $329,000 for the nine months ended September 30, 2012.  Also, the Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable with written contract more than four years old with no current activity and two years when there is no written agreement. The Company recorded a gain of $293,000 for the nine months ended September 30, 2012 related to these write-offs which is included in accounts payable write-off.  During the nine months ended September 30, 2011, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $3,010,000 for the nine months ended September 30, 2011.  In addition, the Company wrote-off certain accounts payable for Competitive Local Exchange Carriers (“CLEC”) that resulted in a gain of $864,000 for the same period, and is included in accounts payable write-off.  The CLEC accounts payable were written off based on a two year statute of limitations on such accounts payable balances.

Interest Expense, net.  Interest expense, net decreased $39,000, or 4.3%, to $868,000 for the nine months ended September 30, 2012 from $907,000 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012, we had $489,000 in cash as compared to cash of $390,000 at December 31, 2011.  The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $10.0 million at September 30, 2012 and negative $12.7 million at December 31, 2011.

Significant changes in cash flows from September 30, 2012 as compared to September 30, 2011:

Net cash provided by operating activities was $273,000 for the nine months ended September 30, 2012 as compared to net cash used in operating activities of $237,000 for the nine months ended September 30, 2011. Net income for the nine months ended September 30, 2012 included non-cash gains of approximately $622,000 while the non-cash gains included in net income for the period ending September 30, 3011 were approximately $3.9 million and such gains are subtracted from net income in arriving at net cash provided by operating activities. The most significant adjustments increasing cash from operating activities in the nine months ended September 30, 2012 were the increase in accounts payable and accrued expenses and the non-cash expense of stock based compensation.

Net cash used in investing activities for the nine months ended September 30, 2012 was $33,000 which was attributable to the purchase of computers and network-related equipment. Purchases of network-related equipment were $30,000 in the nine months ended September 30, 2011.

Net cash used in financing activities for the nine months ended September 30, 2012 was $141,000 as compared to cash used in financing activities of $105,000 for the nine months ended September 30, 2011. The primary use of cash for financing activities for the nine months ended September 30, 2012 was $118,000 in principal payments of lines of credit. The primary use of cash for financing activities for the nine months ended September 30, 2011 was a $100,000 payment for the exercise of a warrant put.

The Company had a working capital deficit of $10,006,000 and a stockholders’ deficit of $12,793,000 as of September 30, 2012.  The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7), principal and interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6). The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences, including cessation of operations at any time.

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

Credit Facilities

Revolving Credit Facility – In April 2008, the Company entered into a convertible revolving credit agreement pursuant to which the Company may access funds up to $1.5 million.  In September 2008, the Company entered into Amendment No. 1 to the agreement which increased the access to $2.0 million, in November 2008 the Company entered into Amendment No 2 to the agreement which increased the access to $2.4 million and in May 2009 the Company entered into Amendment No. 4 to the agreement which increased the access to $2.55 million.  The availability of loan amounts at December 31, 2009 under the revolving credit agreement was to expire on April 30, 2009. The Company entered into Amendment No. 5 to the agreement as of January 31, 2010 that extended the expiration to April 30, 2010.  The Company entered into Amendment No. 6 on September 29, 2010, effective April 30, 2010, that extended the expiration to March, 30, 2011and Amendment No. 7 as of December 31, 2010 that lowered the amount of the principal reduction payments required as of December, 31, 2010. The Company entered into Amendment No. 8 as of March 30, 2011 that extended the expiration to June 30, 2011, Amendment No.9 as of June 30, 2011 that extended the expiration to September 30, 2011, Amendment No.10 as of September 30, 2011 that extended the expiration to November 30, 2011, Amendment No. 11 that extended the expiration to March 30, 2012, Amendment No. 12 that extended the expiration to May 30, 2012 and Amendment No. 13 that extended the expiration to August 16, 2012.  As of September 30, 2012, the Company is permitted to borrow an amount not to exceed 85% of its eligible accounts receivable. As of  September 30, 2012, the Company had borrowed $2.025 million. The Company's obligations are secured by all of the assets of the Company.  Annual interest on the loans is equal to the greater of (i) the sum of (A) the Prime Rate (B) 4% or (ii) 15%, and shall be payable in arrears prior to the maturity date, on the first business day of each calendar month, and in full on August 16, 2012.  The Agreement includes covenants that the Company must maintain including financial covenants pertaining to cash flow coverage of interest and fixed charges, limitations on the ratio of debt to cash flow and a minimum ratio of current assets to current liabilities. The Company is not in compliance with the financial covenants as of September 30, 2012.   (See Note 11 to the Consolidated Financial Statements for detailed discussion.)

Effective October 12, 2012 the Company secured a new credit facility with Transportation Alliance Bank, Inc. (“TAB Bank”).  and entered into agreements with Moriah to pay off its debt. The Company has secured a $3,000,000 senior credit facility with TAB Bank pursuant to which the Company is permitted to borrow $3,000,000, up to 85% of its eligible accounts, at any time until the maturity date of September 29, 2014. This facility generally accrues interest at the greater of (i) 9.50% per annum, or (ii) the sum of the lender’s stipulated prime rate plus 6.25%.  The Company initially borrowed $1,338,000 from this facility.  The loan provides for interest-only monthly payments, is generally secured by all the Company’s assets but subject to certain prior liens, and includes financial covenants pertaining to cash flow coverage of interest and fixed charges and a requirement for a minimum level of tangible net worth.

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

Goodwill
We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At September 30, 2012, management does not believe there is any impairment in the value of goodwill.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at September 30, 2012 and 2011. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of September 30, 2012 and December 31, 2011, our net operating loss carryforwards for federal tax purposes were approximately $39 million and $40 million, respectively.  These net operating losses occurred subsequent to our business combination in December 2006.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of September 30, 2012, there is approximately $61,000 of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process.

Contractual Obligations

We have no capital lease obligations at September 30, 2012. The operating lease for our corporate offices expires March 31, 2013 with a monthly lease payment of $14,000.  There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations.

The following table reflects a summary of our contractual obligations at September 30, 2012:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months  ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

 See Risk Factors in the Form 10-K filed by the Company on March 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

On November 13, 2012, the Company appointed Mr. Eric Fuchs to be its Chief Sales Officer.  Mr. Fuchs has been with the Company since December 2003 serving as its Vice President of Sales.

Item 6. Exhibits

Exhibit Number	Description of Exhibits

4.13+	Form of 2008/2009 Bridge Lender Extension Warrant
4.14+	Form of 2008/2009 Bridge Lender Deferred Payment Warrant
4.15+	Form of 2008/2009 Bridge Lender Early Conversion Warrant
4.16+	Form of Preferred Series A2 Warrant
4.17**	Preferred Series A2 Amended Certificate of Designation
9.3+	Form of Voting Agreement between Charles Rice and Lenders
10.16+	Loan Payoff Agreement with Moriah Capital, dated as of October 9, 2012
10.17+	Security Agreement between InterMetro and Moriah Capital, dated as of October 9, 2012
10.18+	Promissory Note to Moriah Capital L.P., dated as of October 9, 2012
10.19+	Note Conversion Agreement with Moriah Capital, dated as of October 9, 2012
10.20+	TAB Bank Loan and Security Agreement, dated as of October 9, 2012
10.21+	Promissory Note to TAB Bank, dated as of October 9, 2012
10.22+	First Amendment to Amended and Restated Loan and Security Agreement (2008 Bridge Lenders), dated as of October 9, 2012
10.23+	First Amendment to Short-Term Amended and Restated Loan and Security Agreement (2009 Bridge Lenders), dated as of October 9, 2012
10.24+	Form of Promissory Note with 2008/2009 Bridge Lenders - Plan A
10.25+	Form of Promissory Note with 2008/2009 Bridge Lenders - Plan B
10.26+	Amended and Restated Intercreditor Agreement, dated as of October 9, 2012
31.1+	Rule 13a-14(a) Certification of Principal Executive Officer
31.2+	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350
32.2+	Certification of Principal Accounting Officer pursuant to 18 U.S.C. 1350

+ Filed Herewith
** Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 17, 2012

The following financial information from InterMetro Communications, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMETRO COMMUNICATIONS, INC.

Dated: November 14, 2012	By:	\s\ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: November 14, 2012	By:	\s\ David Olert
David Olert
Chief Financial Officer