Form 10-K
period 2012-12-31
InterMetro Communications, Inc.
filed 2013-04-01
CIK 1160142

U.S. SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the average of the bid and ask prices reported by the OTC Pink Sheets on June 30, 2012, was approximately $1.2 million.

There were 82,055,538 shares outstanding of the registrant’s Common Stock as of  March 15, 2013.

Documents Incorporated by Reference:  None

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

PART I

Item 1. Description of Business

General

We own and operate a national, private, cloud-based, proprietary Voice-over Internet Protocol, or VoIP, network infrastructure, powered by state-of-the-art switching equipment and software that can serve as an alternative to traditional long distance network providers. We use our network infrastructure to deliver voice calling services to traditional long distance carriers, broadband phone companies, VoIP service providers, wireless providers and other communications companies. Our VoIP network utilizes proprietary software, configurations and processes, advanced Internet Protocol, or IP, proprietary switching equipment and fiber-optic lines to deliver Tier-1, carrier-quality, VoIP services that can be substituted transparently for traditional long distance services. Based on the ability to compress data transported across VoIP infrastructures and significantly lower capital cost per equivalent equipment capacity, we believe that VoIP technology in general, and the InterMetro proprietary VoIP network in particular, is generally more cost efficient than the circuit-based technologies predominately used in existing long distance networks. In addition, traditional circuit based switches typically use proprietary embedded call control systems. In contrast, we believe VoIP technology, which uses software specifically developed to facilitate the sharing of data across different systems, makes for easier integration with enhanced IP communications services such as web-enabled phone call dialing, unified messaging and video conferencing services.   As well, the network functionality fully supports Signaling System 7, or SS-7, which is the industry standard for reliable call completion and which provides interoperability between our VoIP proprietary network and the traditional telephone company networks.

We focus on providing the national transport component of voice services over our private VoIP infrastructure. This entails connecting phone calls of our customers’ end users, in one metropolitan market to our customers’ end users in a second metropolitan market by carrying them over our proprietary VoIP infrastructure. We compress the phone calls on our network allowing us to carry up to approximately eight times the number of calls carried by a traditional long distance company over an equivalent amount of bandwidth while maintaining Tier-1, carrier-quality service.  In addition, we believe our proprietary VoIP equipment costs significantly less than traditional long distance equipment based on the cost per equivalent voice port capacity and is less expensive to operate and maintain based on lower electricity needs, smaller space requirements and fewer engineers to operate. Our proprietary software and hardware enable us to quickly, without modifying the existing network, add equipment that increases our geographic coverage and calling capacity.

Historically, VoIP services have been hampered by poor sound quality and by lack of interoperability with traditional circuit-based phone devices. Our private, managed network design, as opposed to use of the unmanaged public Internet, gives us a high level of control of sound quality and we have designed internal hardware and software that provide access to our infrastructure from traditional phone devices. Our network services allow our customers to reduce costs while taking advantage of access to useful information about their voice traffic and can be easily accessed with both traditional phone devices and new IP-based devices, such as broadband IP phones, IP videophones and wireless IP phones.

Our proprietary VoIP infrastructure delivers significant benefits to our customers, including:

•	increasing the margins earned from existing retail voice services or reducing the costs of using voice services;

•	improving customer service through access to real-time information about network performance and billing;

•	reducing the administrative burden for our customers of managing their end users;

•	increasing the investment return on customer owned traditional circuit-based equipment; and

•	enabling the creation of value-added enhanced voice services.

Our goal is to displace the current long distance carriers as the presumed choice for voice transport services and to continue to grow as a significant provider of VoIP infrastructure services for traditional phone companies and wireless carriers, as well as new high growth entrants in the consumer voice services market such as broadband phone companies, cable operators and web-based or mobile application providers.

 We also package our VoIP services into calling cards and prepaid services. We have developed plug-and-play technology designed to enable IP devices, such as broadband phones and videophones, to be plugged directly into end users’ broadband internet routers, allowing for instant use of our services without having to configure the device or install any software to interoperate with our network. These technologies are expected to be sold under private label third-party arrangements.  We sell our services through our direct sales force and independent sales agents. Our calling cards and prepaid services are primarily sold by our retail distribution partners. We believe that our proprietary technology and management experience in the communications industry, and in particular with VoIP, will enable us to benefit from the increased and continuing adoption of VoIP technologies by traditional phone companies.

Company Background

InterMetro Communications, Inc. (Ticker:IMTO) (hereinafter, “we,” “us,”  “InterMetro” or the “Company”) is a publicly-owned Nevada corporation which, through its wholly owned subsidiary, InterMetro Communications, Inc. (Delaware) (hereinafter, “InterMetro Delaware”), is engaged in the business of providing Voice over Internet Protocol (“VoIP”) communications services. On December 29, 2006, InterMetro, a public “shell” company, completed a Business Combination with InterMetro Delaware whereby InterMetro Delaware became our wholly-owned subsidiary.  On the closing of the Business Combination, we authorized the issuance of 27,490,194 shares of common stock and 3,652,842 common stock purchase warrants to the InterMetro Delaware security holders. On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation increasing the Company’s authorized shares of common stock to 150,000,000, par value $0.001 per share, at which time the second phase of 14,049,580 shares of common stock and 2,983,335 common stock purchase warrants were effectively issued in exchange for all of the remaining InterMetro Delaware common stock and warrants held by InterMetro Delaware security holders. All InterMetro Delaware securities were effectively cancelled except 100 shares of InterMetro Delaware common stock which represent 100% of the outstanding stock of the wholly-owned subsidiary.

InterMetro Delaware was originally incorporated in the State of California on July 22, 2003 to build a communications business based on VoIP technology and was reincorporated in Delaware on May 10, 2006.

In March 2006, we acquired all of the outstanding stock of Advanced Tel, Inc. (“ATI”), a switchless reseller of wholesale long-distance services, for a combination of stock and cash. ATI was acquired to increase our customer base, to add minutes to our network, to access new sales channels and to provide a retail channel for future distribution of our products..

Our Service Offerings

We use our proprietary, cloud-based network backbone to deliver voice calling services to traditional long distance carriers, broadband phone companies, VoIP service providers, wireless providers and other communications companies.

Carrier Services . Carrier services consist of origination and termination services. Such services are provided over our VoIP network constructed as a nationwide system of regional IP nodes known as Points-of-Presence, or PoPs, connected by a fiber-optic backbone and other bandwidth segments utilizing a secure packet technology called asynchronous transfer mode, or ATM. Our PoPs are typically located in major metropolitan cities and allow us to connect to a majority of the personal and business telephones within a metropolitan geographic region to deliver Tier-1, carrier-grade voice service quality.

Because the cloud-based network is based on IP technology, the network enables a significant amount of information to be passed to our customers. This allows us to differentiate our service from traditional wholesale voice providers by providing unique, real-time information along with enhanced voice services. Important uses for this functionality include the ability to quickly identify misuse or fraud that is occurring with a customer’s user base or to react more quickly to marketing opportunities based on identifiable trends in traffic patterns.

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

Retail Services . Our retail VoIP services are sold to consumers and distributed in the form of calling cards or through the distribution of personal identification numbers, or PINs. Our retail services integrate the installation of voice services with billing and customer care functionality and voice and data applications such as on-demand conferencing and find-me/follow-me service. We primarily distribute our retail services through retail distribution partners who keep a portion of the retail revenue as well as through our subsidiary, ATI. We have created an automated system for activating and recharging our retail products. We believe our automation significantly lowers costs for retail distribution partners. For example, our automated PIN generating system replaces the need for point of sale terminals which charge per sale transaction fees and require initial integration and software setup.

Our VoIP network is highly flexible and allows our retail distribution partners to design voice products that fit the needs of their underlying end users. Our VoIP network allows our retail distribution partners to take advantage of their brand name recognition and customer loyalty.

We believe our services offer end users and retail distribution partners attractive solutions by:

•	allowing for delivery of “ready-to-shelf” customized voice service products tailored specifically to our retail distribution partners’ end user demographics without any outlay for inventory; and

•	providing access to our VoIP network allowing retail customers to use their existing telephones with no requirement to purchase new equipment or software and without the need for broadband access.

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

•
VideoLine MetroFone . The VideoLine MetroFone operates in the same manner as the Broadband MetroFone but also has the additional capability of sending and receiving real-time television quality video between any of our videophones.

•	DialLine MetroFone . The DialLine MetroFone is an IP device, which connects between a retail customer’s phone and wall jack to automatically connect a retail customer with our network.

Web-Services . We are in the process of developing a web-service offering. Web-services allow voice to be embedded in applications so that end users could move seamlessly between voice and data communications streams.

Technology and Network Infrastructure

Our state-of-the-art proprietary, cloud-based VoIP network is comprised of three basic components: switching equipment, software and network facilities. The underlying server platforms for our proprietary VoIP switching equipment are manufactured by leading telecommunications industry equipment manufacturers and enable us to manage voice and data traffic and the associated billing information. Our software applications, including both third party software and internally developed proprietary software, allow for web-based control of our VoIP switching platform and access to data gathered by our VoIP switches. We and our customers utilize this advanced functionality to monitor network performance, capacity utilization and traffic patterns, among other metrics, in real-time. Our IP-based core network facilities provide an efficient physical transport layer for voice and data traffic, and are supplemented by other carriers’ networks to provide extensive domestic and international coverage.

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

Our network switching system is configured to connect to carrier customers by connecting their switches with ours via traditional circuit-switched connections or, increasingly, through private and public IP connections. We utilize SS-7 technology, the industry standard for reliable call completion and interoperability, to connect our network directly to local telephone companies and wireless networks in the major metropolitan markets.  The combination of SS-7 technology and direct local telephone company interconnections allows us to offer additional services to our customers that we believe make it easier for potential customers that use long distance companies to transition their voice traffic to our VoIP network.

We also believe that one of our competitive advantages is the ability to incorporate customized software applications into our VoIP network. This allows us to provide enhanced functionality and customer service tools. Our VoIP switching system has an application programming interface (“API”) to allow for the creation of software application tools to create the enhanced control and functionality features. Our engineering team has extensive experience in implementing value-added applications that allow for greater flexibility in creating services and greater control over network efficiencies and costs. We have developed technology to provide control of the network and access to network utilization data to us and to our customers. Customers can access their own customer service web interfaces that can be used for operations, such as rate modification, customer activation and deactivation, fraud/abuse detection and capacity utilization, among other services. Customers can also utilize the interfaces to control costs by managing traffic flow to their various network vendors, allowing them to least cost route in the same way as large telecommunications companies.

Sales, Marketing and Distribution

Carrier Services Sales Strategy . We employ a direct sales approach for carrier sales, which is led by experienced sales professionals with detailed knowledge of the carrier industry. We provide product knowledge, product application consulting, pricing, delivery, and performance information to potential customers so that they are able to assist us in designing services that meet their specific needs and preferences. As we expect to expand the resources of our sales department, our sales professionals will be increasingly focused on customer, channel, and geographic levels that are intended to allow us to manage the sales cycle more efficiently. We currently target traditional purchasers of wholesale voice transport services including: inter-exchange carriers, international-based carriers sending voice calls to the U.S., wireless carriers, prepaid service providers, internet-based voice service providers, such as broadband phone companies and cable companies.

We complement our direct sales force with an agent-based sales channel. Through the use of sales agents we reach a larger universe of potential customers. The agent community in the telecommunication industry is large and well-established. A typical agent promotes solutions from a variety of service providers into the carrier buying community. Agents act as telecommunications consultants to the customer creating long-term relationships and developing contacts within organizations. A key role of the agent is to advise the customer on various providers’ offerings.

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

We design specific products for each retail distribution partner to improve adoption of our services and to improve our partners’ profitability. Retail distributors of our VoIP services collect the revenue from the sale of our products and pass on a majority of the funds collected, holding back a portion of the revenue as compensation for providing the distribution services. We continue to seek innovative ways to expand the scope of our distribution channels and enhance our ability to identify and retain retail distribution partners. In addition, we also intend to cross-sell services through existing retail distribution partners.

Marketing Overview . We create brand awareness and lead generation through our presence at key trade shows, targeted mailings to specific industry carrier lists and buyers and trade magazine advertising. Additionally, we maintain a web site presence and make available collateral describing our services and business.

Competition

Carrier Services. When selling to carrier customers, we primarily compete with other carriers, including Verizon, CenturyLink and Level(3). We also compete with a number of smaller IP-based providers that focus either on a specific product or set of products or within a geographic region. We compete primarily on the basis of transmission quality, network reliability, price and customer service and support.

Retail Services. We compete for retail distribution partners against long distance providers including AT&T, Sprint and IDT who provide calling cards and prepaid services. Retail distributors purchase these products based on price and private label customization.

Our Competitive Strengths

We believe our highly flexible, scalable and secure cloud-based VoIP infrastructure delivers the cost and functionality benefits of VoIP technology to our customers. Since inception, we have built our network on VoIP technology and, unlike most incumbent carriers with legacy networks, we do not have to make substantial investments to upgrade from less efficient circuit-based technology still in use today by many traditional carriers. We believe our VoIP network is robust and efficient, based on redundancies in equipment and network transmission paths, and utilizes some of the most advanced VoIP technology available.  Based on our proprietary hardware, we also believe we have significantly lower capital costs for equivalent equipment expansion compared to some of the largest incumbent carriers.

We help our carrier customers increase their margins by lowering the cost of their wholesale voice transport usage, which enhances the economic value to them of their existing end users. We help our retail customers access lower cost VoIP-based solutions for their communications service needs by making our services accessible through calling cards which can be utilized from their existing residential and wireless phones. We intend to continue investing in our VoIP infrastructure to improve and expand our range of existing service offerings and to address the constantly evolving needs of voice transport customers.

Our competitive strengths include:

•
State-of-the-art private, proprietary VoIP infrastructure.  We built our cloud-based VoIP infrastructure from advanced IP technology. We are not burdened by some of the constraints commonly faced by traditional telecommunications companies that use circuit-based equipment. Legacy equipment is more difficult to combine with the latest add-on voice services and network transport technology because it typically uses proprietary embedded call control systems. We operate and maintain our VoIP technology with significantly fewer personnel and lower operating costs than switch-based technology while achieving comparable capacity.

•
Cost-efficient IP-based voice services . We believe our proprietary hardware and software VoIP technology provides significant cost savings due to compression and routing efficiencies combined with reduced server requirements for equivalent capacities. In addition, we save money by using equipment that requires little space and significantly reduced electricity costs versus older circuit-switched equipment. Our management team has extensive experience in negotiating pricing and contract terms for these types of products and services with the largest carriers. We can pass a significant portion of our cost savings on to our customers to help drive sales growth.

•
Experience marketing VoIP services . Our seasoned management team has significant experience with wireline and wireless telecommunications and experience with IP-based communications. Our in-depth knowledge of the VoIP industry, including familiarity with the hardware, software and vendors, allows us to advise potential customers on how to incorporate the technology to increase profitability and increase customer reach. Members of our management team have marketed VoIP services to a wide range of customers and have been instrumental in developing new products to meet individual customer demands.

•
Product flexibility and speed of deployment . We believe our private network equipment provides a high level of integration between the installation of voice services and billing and customer care functions. We believe our VoIP technology, specifically developed to facilitate the sharing of data across different systems, allows us to create and deploy new products more quickly than many traditional communications companies. We also utilize our proprietary VoIP infrastructure to tailor retail products to the individual needs of our retail distribution partners.

•
Strong engineering team with experience in both voice and data networking . Our engineering team is comprised of individuals with backgrounds in networking, software development, database administration and telecommunications installations. We believe our engineering team is among the most experienced in understanding VoIP services and the related software applications. Members of our engineering team have successfully deployed leading-edge technology in prior businesses, including the build-outs of both a national web hosting service and a large IP-based voice service network.

Intellectual Property

Our intellectual property is an important element of our business, but we believe that our competitive advantage depends primarily on the experience of our management team and the knowledge and skill of our engineering and technology staff. Our management team and technical staff periodically review our technological developments to identify core technologies that continue to provide us with a competitive advantage. We rely on a combination of patent, copyright, trademark and trade secret laws both domestically and internationally and confidentiality procedures to protect our intellectual property rights. Further, our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, copyrights, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those matters. Our standard form agreements for carrier customers and retail distribution partners also contain provisions designed to protect our intellectual property rights.

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

While the Company currently utilizes its proprietary hardware and software technology primarily as a method for expanding and supporting its own VoIP network infrastructure, there may be future growth opportunities by productizing any of the technology for the marketplace.

Governmental Regulation

The use of the public Internet and private InternetProtocol networks to provide voice communications services, including VoIP, is a relatively recent market development. The provision of such services is largely unregulated within the U.S.  The Federal Communications Commission (“FCC”) has not finally classified VoIP services for regulatory purposes. Some courts and other authorities classify VoIP services as “information services” rather than “telecommunications services”, which are subject to many more regulatory constraints.  Most recently,  the FCC ordered that, as of mid-2012, VoIP providers prospectively pay a form of “access charges” if they terminate or originate calls to a local exchange company (LEC) network, without ruling on the regulatory classification issue.  The FCC has relied upon its ancillary authority to impose common obligations on VoIP providers and telecommunications providers.  These include compliance with 911/E911 requirements, contributions to the federal Universal Service Fund, compliance with Local Number Portability and customer privacy/marketing restrictions and Communications Assistance for Law Enforcement obligations. The FCC requires VoIP providers to contribute to universal service, subject to some exclusions and limitations. At present, these contributions are calculated based on contributors’ interstate and international revenue derived from U.S. end users, as those terms are defined under FCC regulations

At the state level many states have recently passed laws that prohibit state public utility commissions from imposing new regulations on VoIP services without explicit authority from the state legislature.  In September of 2012 California joined 24 other states in passing such legislation with SB 1161.  This new law prohibits any law that regulates VoIP, unless required or delegated by federal law or expressly authorized by statute.  Thus, the full extent of state and federal regulation over the Company’s VoIP services is limited and unclear at the present moment.  The telecommunications industry is sharply divided in current regulatory proceedings over how the FCC should regulate the high-capacity protocol-based fiber-optic networks that are currently being deployed and there is disagreement on how those networks should interconnect with legacy networks. .

We are subject to federal, state, local and foreign laws, regulations of general applicability with respect to the conduct of business such as zoning requirements, permit or right-of-way procedures, taxation and franchise requirements and environmental laws. Foreign laws and regulations may apply to communications that originate or terminate in a foreign country. Regulation varies in each jurisdiction and may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition, and technological developments.

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

Employees

As of December 31, 2012, we had 30 employees, all of whom were full time and located in the United States. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

We have a working capital deficit of $7.5 million as of December 31, 2012.  Though we were profitable in the year ended December 2012, we had net losses in previous years and we will have to generate and sustain significant gross margin to maintain profitability. Our increasing gross margin growth trends in prior periods may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and due to factors that we cannot foresee.  We have past due balances with certain vendors that may result in collection actions unless we settle them.  We may not generate sufficient funds to bring these accounts current.

The Independent Auditor’s Report covering the Company’s audited financial statements for the year ended December 31, 2012 contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.  As indicated in Note 1 to such financial statements, our ability to continue as a going concern will require additional financings if our ability to generate cash from operations does not fund required payments on our debt obligations.  Additionally, the Company has other significant matters such as vendor disputes and lawsuits that could have material adverse consequences to the Company, including possible cessation of operations.  While the Company is actively taking steps to address these issues (see Note 1), there can be no assurance that the Company will be successful in this regard.

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

A substantial portion of our revenue is generated from a limited number of our carrier customers. Our top 10 customers have accounted for approximately 78.6% and 72.2% of our revenues for the years ended December 31, 2012 and 2011, respectively. We expect that a limited number of carrier customers may continue to account for a significant percentage of our revenue and the loss of, or material reduction of, their purchases could materially decrease our revenue and profits and harm our business.

We have entered into a number of settlement and payment plans with vendors and our obligations under these plans may adversely affect our liquidity.

As a function of the losses the Company experienced in years prior to 2010, the Company delayed payments due to certain of its vendors.  During 2012, 2011 and 2010, we entered into a number of payment plan agreements with vendors, and we will continue to approach vendors to enter into similar agreements.   Although these agreements allowed the Company to record a gain on forgiveness of debt for 2012 and 2011 (see Note 6 to the Consolidated Financial Statements), our repayment obligations under the agreements entered into to date totals an aggregate of approximately $93,000 per month as of December 31, 2012. These obligations can be expected to have an adverse effect on our liquidity in the short to mid-term.

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

Our primary current and potential competitors consist of carriers including AT&T, Sprint, Verizon, CenturyLink, Level (3) and other start-up VoIP providers that have been formed in the recent past and IP networking companies that are attempting to add voice as a supplement to their current data services offerings.

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

It is not unusual in our industry to occasionally have disagreements with vendors and other third parties relating to amounts claimed due in connection with the services provided by us or companies like us.  To the extent we are unable to favorably resolve these disputes, our revenues, profitability or cash may be adversely affected.  The majority of these disputes relate to the difference in pricing that we expect to pay when calls originate and terminate in different U.S. states or international jurisdictions versus the characterizations of these calls as being originated and terminated within the same U.S. state.

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

Traditional telephone service has been subject to significant federal and state regulation. Internet services generally have been subject to far less regulation.  Because VoIP services may be viewed as a hybrid by offering both tecommunications services and internet/information services, the VoIP industry has not fit easily within the existing regulatory framework of communications law, and has developed in an environment largely free from regulation.  The FCC has not decided how to classify VoIP services for regulatory services but has increasingly imposed obligations on VoIP providers when they are offering services that are equivalent to traditional telecommunications providers, such as E911 capabilities.

The FCC, the U.S. Congress and various regulatory bodies in the states and in foreign countries are evaluating how VoIP may be regulated in the future.  Some states, including California, have begun to implement laws that prohibit future regulation of VoIP services on the state level to potentially avert conflicts between future state and federal regulations.  However, while some of the existing regulation concerning VoIP is applicable to the entire industry, many regulatory proceedings are focused on specific companies or categories of VoIP services. As a result, both the application of existing rules to us and our competitors and the effect of any future regulatory developments remains uncertain. Legislative and regulatory proceedings are under way, or are being contemplated, by federal and state authorities regarding items relevant to our business, these actions could have a material adverse effect on our business.

Telecommunications services are generally subject to regulation at the federal, state, local and international levels. These regulations affect us, our customers, and our existing and potential competitors. Delays in receiving required regulatory approvals, completing interconnection agreements or other agreements with local exchange carriers or the adoption of new and adverse regulations may have a material adverse effect on us. In addition, future legislative and judicial actions could have a material adverse effect on us.

Future legislation or regulation of the Internet and/or voice and video over IP services could restrict our business, prevent us from offering service or increase our cost of doing business.

At present there are few laws, regulations or rulings that specifically address access to commerce and communications services that utilize internet protocol, including VoIP. We are unable to predict the impact, if any, that future legislation, judicial decisions or regulations concerning internet protocol products and services may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, fees, charges, surcharges, and taxation of VoIP services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, filing requirements, consumer protection, public safety issues like enhanced 911 emergency service, or E911, the Communications Assistance for Law Enforcement Act, or CALEA, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the VoIP market and popularity of VoIP products and services heighten the risk that governmental agencies might seek to regulate VoIP and the Internet if state or local governmental agencies decide to regulate VoIP services, as they do for providers of traditional telephone service, such regulation may be preempted by action of the U.S. federal government. Nonetheless, we may become subject to a variety of inconsistent state and local regulations and taxes, which would increase our costs of doing business, and adversely affect our operating results and future prospects.

Further, a regulatory agency could require us to conform to rules that are unsuitable for IP communications technologies or that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which we offer service to our customers and we may face future obstacles that could impact our business. Because it is not possible to separate Internet services into intrastate and interstate transmission components we may face conflicting state and federal requirements.

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

The concept of net neutrality asserts that network operators should not be allowed to charge content or application providers fees for faster delivery or other preferential treatment. This issue has been subject to ongoing regulatory proceedings. Further, federal legislation may also address net neutrality in a manner that requires permits or disallows the FCC to implement its stated net neutrality policy. Such legislation could also require the FCC to modify its policy in whole or in part. Because some of our IP devices and services may utilize the networks of third parties, regulation and potential legislation concerning net neutrality could impact our business. Further, some of our carrier customers rely, in part, on the implementation of net neutrality principles in order to offer their VoIP services. If our carrier customers are adversely impacted by legislative or regulatory action concerning net neutrality, it could also adversely impact us.

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

As of March 15, 2013, our executive officers, directors, and principal shareholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 71.1% of our outstanding common stock. These shareholders are able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our shareholders.

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

Our management has identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2012, which, if not remediated, could result in material misstatements in our annual or interim financial statements in future periods.

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012. The deficiencies noted at December 31, 2012 were also identified as existing as of December 31, 2011.

The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements or failure to meet reporting obligations, and could result in material misstatements regarding our financial condition and results of operations which in turn could cause investors to lose confidence in reported financial information leading to a decline in our stock price.  Furthermore, there are inherent limitations to the effectiveness of controls and procedures, including the possibility of human error and circumvention or overriding of controls and procedures.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in Simi Valley, California, where we lease a facility with 18,674 square feet of space for $14,000 per month under a lease that expires March 31, 2014. We believe that our space will be adequate for our needs and that suitable additional or substitute space in the future will be available to accommodate the foreseeable expansion of our operations. We also lease collocation space for our VoIP equipment in carrier class telecommunications facilities in major metropolitan markets throughout the U.S. and expect to add additional collocation facilities as we expand our VoIP network.

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

A Network Service Provider – On October 12, 2010, the Company was served a complaint filed in the Superior Court of California, Ventura County, by MPower Communications Corp (“MPower”), a network service provider, against the Company asserting various causes of action.  MPower claims that the Company owes various charges totaling $505,583. The Company denied that it owed this amount.  The Company and MPower settled the complaint on August 12, 2011 for $100,000, subject to timely payment through January 2013. The remaining amount due under the settlement was $15,000 at December 31, 2012.

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc, (“ATI”) the Company’s wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties (“Purchase Agreement”) when the Company purchased ATI in 2006.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012.  As part of the settlement the Company will void the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller will return to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement.  All shares will return to the Company’s Treasury.   The Company will pay the seller a total of $200,000 of which $167,000 remains unpaid at December 31, 2012 and subject to timely monthly payments through March 2017.

A Network Service Provider – On October 26, 2011, the Company was served a complaint filed by a network service provider (“NSP”) against the Company asserting various causes of action.  The NSP claimed that the Company owed various charges totaling $150,926. The Company denies that it owes this amount and believes the NSP owes the Company higher amounts which offset this claim.   The Company filed a cross-complaint against the NSP on December 1, 2011 for charges owed the Company totaling $280,403. The Company and the NSP are attempting to settle the complaint and cross-complaint and the Company anticipates that the resolution of these complaints will not have a material effect on the Company.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2008 and 2009 the Company did not make all of the payments claimed by the USAC in a timely manner and USAC transferred these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred some of these unpaid amounts to the Department of the Treasury which worked with the Company to establish long term payment plans.   Should any of the remaining unpaid amounts with the FCC transfer from the FCC to Treasury, additional fees, surcharges and penalties will be added to the amount due.  As of December 31, 2012, the Company has recorded an aggregate $1.2 million in connection with the USF.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts under long term payment programs.  Failure to finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the OTC Pink Sheets and trades under the symbol “IMTO.” At the close of business on March 15, 2013, there were 81,023,238 issued and outstanding common shares which were held by approximately 86 shareholders of record, of which 23,694,453 shares were freely tradable. The balance is restricted stock as that term is used in Rule 144 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Year	Quarter	High	Low
2013	First (thru March 15, 2013)	$0.14	$0.08
2012	Fourth	0.12	0.07
	Third	0.08	0.07
	Second	0.10	0.03
	First	0.05	0.03
2011	Fourth	0.06	0.04
	Third	0.05	0.04
	Second	0.05	0.01
	First	0.06	0.03

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

Issued and Outstanding Shares

Effective March 14, 2012, the Company settled a lawsuit brought by a former employee and the former president of Advanced Tel, Inc. (“ATI”), the Company’s wholly owned subsidiary.  See Note 12 to the financial statements for a description of this matter.  Pursuant to the settlement, the Company has voided a total of 4,089,930 shares that were originally issued to the employee as part of the consideration for the acquisition of ATI.

In addition, pursuant to the settlement, the former employee will return 308,079 shares issued to him, also in connection with the Company’s acquisition of ATI.  Such 308,079 shares will be transferred back to the Company incrementally, subject to the Company’s payment by the Company of a total of $200,000 in monthly installments through March 2017.

Unregistered Sales of Securities in 2012

During 2012, the Company issued 10,145,523 shares of its common stock pursuant to the conversion of secured promissory notes. During 2012, the Company also issued 614,917 shares of its common stock pursuant to the exercise of warrants. The Company received proceeds of $6,149 in connection with the issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders:
2004 Stock Option Plan	3,221,081	$0.01	- 0-
2007 Omnibus Stock and Incentive Plan	15,950,000	$0.07	10,149,040

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

As of December 31, 2012, we had stock options to purchase 3,221,081 shares of our common stock outstanding under the 2004 Plan all fully vested and exercisable for a period of ten years from the date of initial grant by InterMetro. On November 15, 2010, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of the stock options under the 2004 Plan to $0.01, the closing price of the Company’s common stock on that date. The Company recognized a charge of $14,000 related to the re-pricing.

For the fiscal years ended December 31, 2011 and 2010, InterMetro issued no stock options under the 2004 Plan.  As of December 31, 2012, 1,232,320 of the Company’s outstanding stock options issued pursuant to the 2004 Plan have been exercised.

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

The 2007 Plan will be administered by the Compensation Committee once this committee is formed, which will at all times be composed of two or more members of the Board of Directors who are not our employees or consultants. Until a Compensation Committee is formed, the 2007 Plan is administered by a majority of independent directors.  Any employee or director of, or consultant for, us or any of our subsidiaries or other affiliates will be eligible to receive awards under the 2007 Plan. We have reserved 26,099,040 shares of common stock for awards under the 2007 Plan. In addition, on each anniversary of the 2007 Plan’s effective date on or before the fifth anniversary of the effective date, the aggregate number of shares of our common stock available for issuance under the 2007 Plan will be increased by the lesser of (a) 5% of the total number of shares of our common stock outstanding as of the December 31 immediately preceding the anniversary, (b) 4,713,570 shares, or (c) a lesser number of shares of our common stock that our board, in its sole discretion, determines. In general, shares reserved for awards that lapse or are canceled will be added back to the pool of shares available for awards under the 2007 Plan.

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

The Company granted options under its 2007 Plan during the year ended December 31, 2012 and did not grant any options during the year ended December 31, 2011.  As of December 31, 2012, none of the Company’s outstanding stock options issued pursuant to the 2007 Plan have been exercised.

Item 6. Selected Financial Data.

As a “smaller reporting company”, under SEC rules, this disclosure is not required.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements.

Overview

History . InterMetro began business as a VoIP on December 29, 2006 and began generating revenue at that time. Since then, we have increased our revenue to approximately $20.1 million for the year ended December 31, 2012.

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

Regulation . Our business has developed in an environment largely free from regulation. However, the FCC has recently examined how VoIP services could be regulated but has yet to classify VoIP providers for regulatory purposes. Instead, on a piecemeal basis, the FCC has imposed some regulatory obligations on VoIP providers that parallel obligations imposed on telecommunications providers, such as universal service contributions, E911 and number portability.  Effective in mid-2012, the  FCC changed  the intercarrier compensation system requiring VoIP providers to pay a form of compensation on a prospective basis.   The issue of VoIP regulation on other important issues, such as intercarrier connection obligations, remains unresolved by the FCC, which is currently engaged in proceedings to further define and clarify applicable VoIP regulations. While state regulatory authority over us has been constrained by recent legislation in several states, including California, states may nonetheless strive to independently assert control over some or all of our operations. Complying with regulatory developments may impact our business by increasing our operating expenses, including legal fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees applicable to our services. One of the benefits of our implementation of SS-7 technology is to enable us to interconnect and directly purchase facilities from incumbent local exchange carriers under negotiated contracts which can directly include access charges.  By purchasing these traditional access services we help mitigate the risk of potential new regulation related to VoIP.

Our Business Model

Historically, we have implemented our business plan through the expansion of our proprietary, cloud-based VoIP infrastructure. Since our inception, we have notably grown our customer base which now includes several large publicly-traded telecommunications companies and retail distribution partners. In connection with the addition of customers and the provision of related voice services, we have expanded our national VoIP infrastructure.

In 2006, we dedicated significant resources to acquisition growth, completing our first acquisition of ATI in  March 2006. We acquired ATI to add minutes to our network and to access new sales channels and customers. We plan to grow our business through direct sales activities and potentially through acquisitions.

Revenue . We currently generate revenue primarily from the sale of voice minutes that are transported across our VoIP infrastructure. In addition, our wholly owned subsidiary ATI, as a reseller, generates revenues from the sale of voice minutes that are currently transported across other telecom service providers’ networks. Since 2006 we have migrated much of the ATI revenues on to our VoIP infrastructure and intend to continue to migrate some of the remaining ATI revenues in the future. We negotiate rates per minute with our carrier customers on a case-by-case basis. The voice minutes that we sell through our retail distribution partners are typically priced at per minute rates, are packaged as calling cards and are competitive with traditional calling cards and prepaid services. Our carrier customer services agreements and our retail distribution partner agreements are typically one year in length with automatic renewals. We generally bill our customers on a weekly or monthly basis with either a prepaid balance required at the beginning of the week or month of service delivery or with net terms determined by the customers’ creditworthiness. Factors that affect our ability to increase revenue include:

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

Although we have not actively pursued acquisitions since 2009, as the world economy rebounds we anticipate a review of the acquisition strategy as one possible method for expanding our revenue base through the acquisition of other voice service providers.  In that context, we would plan to acquire businesses whose primary cost component is voice services or whose technologies expand or enhance our VoIP service offerings.

We expect that our revenue will increase in the future primarily through the addition of new customers gained from our direct sales and marketing activities and from acquisitions.

Network Costs . Our network, or operating, costs are primarily comprised of fixed cost and usage based network components. In addition, ATI incurs usage-based costs from its underlying telecom service providers. We generally pay our fixed network component providers at the beginning or end of the month in which the service is provided and we pay for usage based components on a weekly or monthly basis after the delivery of services. Some of our vendors require a prepayment or a deposit based on recurring monthly expenditures or anticipated usage volumes. Our fixed network costs include:

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

Should we resume our acquisition activities of telecommunications companies, the completion of these acquisitions and resulting addition of the acquired company’s traffic and revenue to our operations may cause us to incur increased usage-based network costs. These increased costs will come from traffic that remains with the acquired company’s pre-existing carrier and from any of the acquired company’s traffic that we migrate to our SS-7 services or our off-net carriers. We may also experience decreases in usage based charges for traffic of the acquired company that we migrate to our network. The migration of traffic onto our network requires network construction to the acquired company’s customer base, which may take several months or longer to complete.

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

 Results of Operations

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Year Ended December 31,
	2012	2011

Net revenues	100%	100%
Network costs	77	77
Gross profit	23	23
Operating expenses:
Sales and marketing	3	4
General and administrative	17	17
Impairment of goodwill	—	2
Total operating expenses	20	23

Operating income (loss)	3	0

Interest expense	(6)	(6)
Gain on conversion of debt to common stock	2	—
Accounts payable write off and gain on forgiveness of debt	4	23
Net income	3%	17%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Revenues.  Net revenues decreased $1.2 million, or 5.8%, to $20.1 million for the year ended December 31, 2012 from $21.3 million for the year ended December 31, 2011. Though we have continued to acquire new customers, this has been offset by a reduction in offering third party low margin services and also attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers.  The addition of new customers contributed approximately $100,000 to revenue in the twelve months ended December 31, 2012 with an additional $6.4 million attributable to increasing revenues from existing customers. These gains were offset by an approximate $7.7 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.  The Company has developed an integration plan for utilizing the Company’s network to carry ATI customer traffic. This includes the expansion of additional ports through the use of recently acquired equipment.  The execution of this plan is expected to allow the Company to take increased traffic from ATI customers resulting in increased revenue. Ten customers accounted for 78.6% and 72.2% of net revenues for the years ended December 31, 2012 and 2011, respectively.

Network Costs.  Network costs decreased $934,000, or 5.7%, to $15.4 million for the year ended December 31, 2012 from $16.4 million for the year ended December 31, 2011.  Included within total network costs, variable network costs decreased by $400,000 to $14.5 million (72.2% of revenues) for the year ended December 31, 2012 from $14.9 million (69.9% of revenues) for the year ended December 31, 2011.  Fixed network costs decreased by $519,000 to $951,000 for the year ended December 31, 2012 from $1.5 million for the year ended December 31, 2011.  Gross margin decreased to 23.1% for the year ended December 31, 2012 from a gross margin of 23.2% for the year ended December 31, 2011.

Sales and Marketing. Sales and marketing expenses decreased $162,000, or 20.0% to $647,000 for the year ended December 31, 2012 from $809,000 for the year ended December 31, 2011. Sales and marketing expenses as a percentage of net revenues were 3.2% and 3.8% for the year ended December 31, 2012 and 2011, respectively.  The decrease is primarily attributable to a decrease in commissions related to the decrease in ATI revenues from which agent commissions are paid.  In addition, a change in revenue mix resulted in a decrease in certain high percentage commissions.

General and Administrative. General and administrative expenses decreased $370,000 or 10.0% to $3.3 million for the year ended December 31, 2012 from $3.7 million for the year ended December 31, 2011. General and administrative expenses as a percentage of net revenues were 16.6% and 17.4% for the years ended December 31, 2012 and 2011, respectively. Bad debt expense is a component of general and administrative expense and was $0 for the year ended December 31, 2012 as compared to $72,000 for the year ended December 31, 2011.  A decrease in payroll of $128,000 and $118,000 for InterMetro and ATI, respectively, a $75,000 reduction in insurance cost and a $130,000 reduction in legal and professional  fees also contributed to the overall decrease in general and administrative expense from the previous period.  General and administrative expense for the twelve months ended December 31, 2012 included stock-based compensation of $249,000.

Gain on Conversion of Debt to Common Stock.  The Company recorded a gain related to secured note holders converting debt for common stock at $0.15 when the fair market value of the common stock was $0.08 share.

Impairment of Goodwill.  The Company determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and took a charge for the impairment of goodwill in the amount of $450,000 in 2011.

Accounts Payable Write Off and Gain on Forgiveness of Debt.  During the year ended December 31, 2012, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and, in some cases, in exchange for the issuance of shares of the Company’s common stock.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $383,000 for the year ended December 31, 2012.  Also, the Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable with written contract more than four years old with no current activity and two years when there is no written agreement. The Company recorded a gain of $322,000 related to these write-offs which is included in accounts payable write-off.

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

Interest Expense, net. Interest expense, net decreased $76,000 to $1.1 million for the year ended December 31, 2012 from $1.2 million for the year ended December 31, 2011.  Interest expense related to the secured promissory notes was $393,000 for the year ended December 31, 2011 as compared to $346,000 for the year ended December 31, 2011. Interest expense for the year ended December 31, 2012 includes $291,000 amortization of debt discount and deferred loan costs related to the Moriah credit facility as compared to $458,000 for the year ended December 31, 2011. The decrease in interest expense in 2012 was also attributable to vendor settlements that resulted in the reduction of interest expense and late fees payable to those vendors.

Fourth Quarter Adjustments.  The Company recorded a number of adjustments during the fourth quarter of the year ended December 31, 2012 that included the gain noted above in “Gain on Conversion of Debt to Common Stock” that aggregated to $472,000 in the fourth quarter of the fiscal year.

Liquidity and Capital Resources

At December 31, 2012, we had $388,000 in cash as compared to $390,000 in cash at December 31, 2011.

The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $7.5 million at December 31, 2012 as compared to negative $12.9 million at December 31, 2011. Working capital improved primarily due to settlements with vendors that resulted in payment plans over extended terms or amounts due written off and to conversion of secured notes to equity. (see Notes 6 and 7 to the Consolidated Financial Statements.)

Significant changes in cash flows for December 31, 2012 as compared to December 31, 2011:

Net cash provided by operating activities was $155,000 for the year ended December 31, 2012 as compared to net cash provided by operating activities of $218,000 for the year ended December 31, 2011. The most significant components of the change that contributed to the increase in cash from operating activities in addition to net income was an increase in accrued expenses of $1.4 million, offset by  non-cash gains of approximately $1.2 million, settlement payments of approximately $809,000 and an increase in accounts receivable of $323,000.

Net cash used in investing activities for the year ended December 31, 2012 was $83,000 which was attributable to the purchase of network-related equipment and costs incurred for software development.  There was $42,000 in equipment purchases in 2011.

Net cash used in financing activities for the year ended December 31, 2012 was $74,000 as compared to cash used in financing activities of $110,000 for the year ended December 31, 2011. Net cash used in financing activities for the year ended December 31, 2012 included $298,000 of net pay-down of the Company’s line of credit offset by $250,000 proceeds from issuance of preferred stock.  Net cash used in financing activities for the year ended December 31, 2011 included a $100,000 payment for a put stock repurchase and $20,000 of principal payments on a credit line.

 The Company had a working capital deficit of $7,460,000 and had a total stockholders’ deficit of $10,692,000 as of December 31, 2012.  The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on our debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to our secured note holders (see Note 7 to the Consolidated Financial Statements), principal and interest due on our revolving line of credit (see Note 11 to the Consolidated Financial Statements) and settlement payments due (see Note 6 to the Consolidated Financial Statements). The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences to the Company such as cessation of its operations.

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

Debt

Revolving Credit Facility – The Company entered into agreements, including a Loan and Security Agreement (as subsequently amended, the “Agreement”), effective as of April 30, 2008 with Moriah Capital, L.P. (“Moriah”), pursuant to which the Company could borrow up to $2,400,000 which was subsequently increased to $2,575,000 of which $175,000 was subsequently paid down. The Agreement has been amended several times (the “Amendments”).   Amendment No. 13 extended the expiration to August 16, 2012.  The balance that remained unpaid at the August 16, 2012 expiration date and at September 30, 2012 was carried until October 12, 2012 when, as discussed below, the Company secured a new credit facility.  (See Note 11 to the Consolidated Financial Statements for detailed discussion.)

Effective October 12, 2012 the Company secured a new credit facility with Transportation Alliance Bank, Inc. (“TAB Bank”).  and entered into agreements with Moriah to pay off its debt. The Company has secured a $3,000,000 senior credit facility with TAB Bank pursuant to which the Company is permitted to borrow $3,000,000, up to 85% of its eligible accounts, at any time until the maturity date of September 29, 2014. This facility generally accrues interest at the greater of (i) 9.50% per annum, or (ii) the sum of the lender’s stipulated prime rate plus 6.25%.  The Company initially borrowed $1,338,000 from this facility and had borrowed $1,663,660 as of December 31, 2012.  The loan provides for interest-only monthly payments, is generally secured by all the Company’s assets but subject to certain prior liens, and includes financial covenants pertaining to cash flow coverage of interest and fixed charges and a requirement for a minimum level of tangible net worth.

Effective October 12, 2012 the Company renegotiated terms with its secured note holders. The renegotiated terms included conversion of certain loan balances to common stock, the issuance of warrants and the establishment of new payment terms. The secured note holders converted $1,521,843 that the Company owed into 10,145,523 shares of common stock at $0.15 per share and the Company issued warrants with a term of seven years to purchase 1,521,843 shares of common stock at an exercise price of $0.01 per share. The value associated with these warrants is $101,000.  The remaining outstanding balance of $2,374,281, of which $764,221 is eligible to be converted to common stock at the election of the lenders at a rate of $0.50 per share of common stock, included $878,466 owed to related parties. This remaining balance will be paid in interest only payments of approximately $12,000 per month from January 1, 2013 through September 1, 2013 followed by principal and interest payments of approximately $72,000 per month from September 1, 2013 until September 30, 2014. Of the remaining balances $923,576 will mature on September 30, 2014 with the final payment of all principal and accrued interest at maturity on December 31, 2014. As part of the renegotiated terms with the secured note holders the Company issued additional warrants with a term of seven years to purchase 2,145,000 shares of common stock at a price of $0.25 per share and 650,000 shares of common stock at a price of $0.01 per share.  The value associated with these secured note holder warrants is $91,000 and will be recorded as an offset to the principal balance of the secured notes and, beginning in October 2012, will be amortized into interest expenses over the term of the notes using the effective interest method.  The warrants are valued using the Black-Scholes formula.  The Company recognized a $472,000 gain on the conversion of debt to common stock.

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

Software Development Cost

 Research and development costs are charged to expense as incurred.  However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized technological costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Amortization of the capitalized software development costs begins when the product is available for general release to customers.  Amortization is computed as the ratio of current gross revenues of a product to the total of current and anticipated future gross revenues for the product.  As of December 31, 2012 and 2011, the Company had capitalized software development costs of approximately $149,000 and $104,000, respectively, for the development of a software that facilitates the routing of call traffic through lowest cost network. Since the capitalized software is not yet available for general release to customers, no amortization of software development cost was incurred for the years ended December 31, 2012 and 2011.

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

Goodwill

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At September 30, 2011, using the present value calculation of a net cash flow analysis, the Company determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and took a charge for the impairment of goodwill in the amount of $450,000 (see Note 2). At December 31, 2012 management does not believe there is any further impairment in the value of goodwill.

 Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at December 31, 2012 and 2011. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of December 31, 2012 and 2011, our net operating loss carryforwards for federal tax purposes were approximately $39 million and $40 million, respectively.  These net operating losses occurred subsequent to our business combination in December 2006.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly. While we have paid the undisputed amounts billed for these non-recurring charges based on rate information provided by these vendors, as of December 31, 2012, there is approximately $61,000 of unresolved charges in dispute. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process. We are in discussion with this significant vendor that has sent invoices regarding these charges.

Contractual Obligations

We have no capital lease obligations at December 31, 2012. The operating lease for our corporate offices expires March 31, 2014 with a monthly lease payment of $14,000.  There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations.

The following table reflects a summary of our contractual obligations at December 31, 2012:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$210	$168	$42	$—	$—
Total	$210	$168	$42	$—	$—

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

Internal Control over Financial Reporting

The Company’s board of directors was advised by Gumbiner Savett, Inc. (“GSI”), the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2012, GSI identified material weaknesses as defined in Public Company Accounting Oversight Board Standard No. 5, in the Company’s internal control over financial reporting and in the segregation of duties within the accounting department. The Company is not an accelerated filer and GSI did not perform an audit of the Company’s internal controls. These weaknesses were identified in connection with the audit of the financial statements and reported pursuant to the requirements under AU Section 380, Communications with Audit Committees.

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

Management conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2012. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

 A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2012:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by (“COSO”).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months  ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table lists our executive officers and directors as of December 31, 2012:

Name	Age	Position

Charles Rice	49	President, Chief Executive Officer and Chairman of the Board
David Olert	59	Chief Financial Officer
Jon deOng	39	Chief Information Officer, Director
Christopher Fogel	39	Chief Technology Officer
Eric Fuchs	45	Chief Sales Officer
Joshua Touber	50	Director
Robert Grden(1)	49	Director
Douglas Benson(1)	80	Director

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

Christopher Fogel has served as Chief Technology Officer since March 2011.  Previously, Mr. Fogel served as Vice President of Network and Provisioning since the Company's inception in July 2003.  Prior to joining InterMetro, Mr. Fogel served as Director of Provisioning for CNM Network from 1998 to 2003, responsible for deploying CNM’s 54 node national IP network.  From 1996 to 1998, Mr. Fogel served as Senior Systems Administrator at Netcom Communications, Inc., managing its web hosting platform. Mr. Fogel attended North Dakota State University.

Eric Fuchs has served as Chief Sales Officer for InterMetro since November 2012 and previously served as Vice President of Sales.  Fuchs has been with the company since its inception in July of 2003.  From 2000 to 2003, Fuchs was Vice President of Sales of CNM Network, Inc.  Prior to joining CNM, Fuchs was the Silicon Valley Sales Director at ICG Communications.  Previous senior sales positions included Sales Director for National Accounts for Ocular Sciences/American Hydron (OSI), a contact lens manufacturer, where he assisted in the successful acquisition of the assets from Allergan Pharmaceutical's contact lens division.  Fuchs holds a B.A. in Organizational Communications with Business Marketing emphasis from Arizona State University.

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

Robert Grden has served as a director since January 19, 2007. Mr. Grden has served as a director of InterMetro Delaware since August 2004.  Mr. Grden is currently the Executive Director for the Wayne County Employee’s Retirement System where he oversees the defined benefit and defined contribution retirement plans. He has worked for the Wayne County since 1991 and held the position of Deputy County Treasurer/Investments. Prior to that, he was a management consultant with Ernst & Young LLP serving clients in a variety of industries. Mr. Grden holds a Bachelor of Science and Bachelor of Administration degree from Lawrence Technological University and a Master of Science and Finance degree from Walsh College.

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

Report of the Audit Committee

Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2011 with senior management. The Audit Committee has also discussed with GSI, our independent auditors, the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from GSI required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with GSI the independence of GSI as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to the Company is compatible with the auditors’ independence for GSI, the Company’s Audit Committee has recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the United States Securities and Exchange Commission. Our Audit Committee did not submit a formal report regarding its findings.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2012 have been complied with on a timely basis, except for Mr. Christopher Fogel, who inadvertently failed to file a Form 3 upon his appointment as an executive officer of the Company.  Such filing has subsequently been made.

Item 11. Executive Compensation

Executive Officer Compensation

The following table summarizes compensation paid or accrued by the Company for the years ended December 31, 2012, 2011 and 2010 for services rendered in all capacities, by our chief executive officer and the other most highly compensated executive officers during the fiscal years ended December 31, 2012, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Charles Rice Chief Executive Officer and President	2012 2011 2010	$274,053 268,328 171,452	$0 0 0	$0 0 0	$0 0 0	$0 0 0	$11,932 11,805 14,679	$285,985 280,133 186,131
David Olert Chief Financial Officer	2012 2011 2010	$154,522 148,537 148,459	0	0	0	0	$9,103 8,834 8,960	$163,925 157,371 157,419
Jon deOng Chief Information Officer	2012 2011 2010	$127,077 126,505 126,505	0 0 0	0 0 0	0 0 0	0 0 0	$14,619 15,220 17,066	$141,696 141,725 143,571
——————
(1)	Amounts primarily represent medical insurance premiums and reimbursements for automobile and electronic communication device expenses.

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

Outstanding Equity Awards

The following table sets forth information for each of our executive officers regarding the number of shares subject to exercisable and unexercisable stock options to purchase shares of our common stock at the fiscal year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date

Charles Rice	3,000,000	375,000	$0.044	3/22/17
Chairman, Chief Executive Officer, and President

David Olert	1,000,000	125,000	$0.04	3/22/17
Chief Financial Officer

Jon deOng	500,000	62,500	$0.04	3/22/17
Chief Information Officer

(1)	Stock options were granted under our 2007 Stock Plan and vested 50% on the date of grant and 1/4 of the balance each quarter thereafter until the remaining stock options were vested.

Director Compensation

As of January 19, 2007, we approved the following non-employee director compensation program. We generally pay our non-employee directors $1,000 per board meeting attended in person and $500 for each telephonic meeting. In addition, we generally compensate members of our board committees as follows: (i) each member of our Audit Committee receives $500 per meeting and (ii) each member of our Compensation Committee and Nominating and Governance Committee receives $350 per meeting. The Chairman of our Audit Committee also receives an annual retainer of $5,000 per year. We intend to grant our directors options under our 2007 Plan in an amount to be determined prior to grant.  Not withstanding the generally applicable non-employee director compensation program described above, directors were not compensated in the year ended December 31, 2012 for board member duties.

The following table sets forth the compensation paid or accrued by InterMetro for the year ended December 31, 2012 to InterMetro’s directors.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Joshua Touber, Director	0	0	0	0	0	$180,000	$180,000
Robert Grden, Director	0	0	0	0	0	0	$0
Douglas Benson, Director	0	0	0	0	0	0	$0
——————

(1)  Amount represents consulting fees for special projects and medical insurance premiums.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2012, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  Such rules require not only the disclosure of shares over which an individual holds sole voting and investment power, but also shares over which such individual shares voting and investment power. As a consequence, and as indicated in the footnotes below, in many instances this results in duplication in the numbers and percentages reported for the individuals in the table; the aggregate shares held by all officers and directors as a group counts shares beneficially owned by more than one person only once without duplication.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to a convertible security (e.g. options, warrants or convertible notes) held by that person that are currently exercisable or convertible or become exercisable or convertible within 60 days of December 31, 2012 are deemed outstanding even if they have not actually been issued through exercise or conversion of the convertible security.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 81,689,238 outstanding shares of common stock as of December 31, 2012. Except as otherwise listed below, the address of each person is c/o InterMetro Communications, Inc., 2685 Park Center Drive, Building A, Simi Valley, California 93065.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Ownership

Charles Rice	58,158,307	(2)	54.5%
Chairman, President,
Chief Executive Officer
Eric Fuchs	2,750,000	(3)	3.3%
Chief Sales Officer
Jon deOng	3,130,662	(4)	3.8%
Chief Information Officer
Chris Fogel	2,232,688	(5)	2.7%
Chief Technology Officer
David Olert	1,275,000	(6)	1.5%
Chief Financial Officer
Joshua Touber	10,464,231	(7)	12.1%
Director
Robert Grden	622,348	(8)	*
Director, Corporate Secretary
Douglas Benson	4,050,591	(9)	4.9%
Director
Directors and executive officers	68,854,046		62.4%
as a group (8 persons)
David Marshall	8,996,994	(10)	10.9%
11845 Olympic Blvd., Ste. 1125 W, Los Angeles CA 90069
SPM Investment Group, Ltd	4,975,284	(11)	6.0%
c/o Industrie-und Finanzkonior Etabl.,
Herrengasse 21, FL-9490 Vaduz, Principality of Liechtenstein
Moriah Capital Management	4,290,253	(12)	4.9%
444 Madison Avenue, Suite 201, New York, NY 10022
——————
* Indicates beneficial ownership of less than one percent.

(1)   Unless otherwise indicated and subject to applicable community property laws, to our knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of common stock, except for those owned jointly with that person’s spouse.

(2)   Includes 150,000 shares subject to warrants and 2,625,000 shares subject to stock options, each of which are exercisable within 60 days of December 31, 2012; 150,400 shares which may be acquired pursuant to terms of a convertible promissory note that is convertible at the option of the holder within 60 days of December 31, 2012; 17,086,748  shares over which Mr. Rice would have voting power pursuant to voting agreements upon the exercise of stock options under the 2004 Plan and 2007 Plan or upon exercise of warrants held by others; 4,992,559 shares over which Mr. Rice would have voting power pursuant to voting agreements pursuant to terms of convertible promissory notes held by other lenders to the Company that are convertible at the option of each lender within 60 days of December 31, 2012; and 14,922,668 shares owned by certain of our current and former employees and lenders to the Company over which Mr. Rice maintains voting control.  The holder of certain warrants over which Mr. Rice has voting control is not entitled to purchase shares under these certain warrants in an amount that would cause that holder to beneficially own more than 4.99% of the issued and outstanding common shares of the Company, with such limitation voidable by that holder upon 75 days prior notice to the Company.  Accordingly, a total of 14,008,503 additional shares subject to these certain warrants are not deemed to be beneficially owned by that holder and the related voting rights are excluded from Mr. Rice’s total.

(3)   Includes 2,750,000 shares subject to stock options that are exercisable within 60 days of December 31, 2012, all of which are subject to a voting agreement with Mr. Rice.

(4)   Includes 2,693,162 shares subject to a voting agreement with Mr. Rice over which Mr. Rice has voting control and 437,500 shares subject to stock options that are exercisable within 60 days of December 31, 2012, all of which are subject to a voting agreement with Mr. Rice.

(5)   Includes 462,111 shares subject to a voting agreement with Mr. Rice over which Mr. Rice has voting control and 1,770,577 shares subject to stock options that are exercisable within 60 days of December 31, 2012, all of which are subject to a voting agreement with Mr. Rice.

(6)   Includes 1,275,000 shares subject to stock options that are exercisable within 60 days of December 31, 2012, all of which are subject to a voting agreement with Mr. Rice.

(7)   Includes 1,860,106 shares subject to a voting agreement with Mr. Rice; 1,879,019 shares subject to warrants and 1,934,848 shares subject to stock options, of which 1,879,019 shares from the warrants and 1,750,000 shares from the options are subject to a voting agreement with Mr. Rice, each of which are exercisable within 60 days of December 31, 2012; 927,306 shares which may be acquired pursuant to terms of convertible promissory notes that are convertible at the option of the holder within 60 days of December 31, 2012; and 123,246 shares owned by Laurel Research, Inc., of which Mr. Touber is President.

(8)   Includes 622,348 shares subject to stock options that are exercisable with 60 days of December 31, 2012.

(9)   Includes 807,194 shares subject to stock options that are exercisable within 60 days of December 31, 2012.

(10) Includes 680,065 shares owned by David Marshall Inc., of which David Marshall is the chief executive officer; 3,122,240 shares owned by the David Marshall, Inc. Profit Sharing Trust (formerly reported as the David Marshall Pension Trust), of which Mr. Marshall is the trustee; 680,481 shares which may be purchased by the David Marshall, Inc. Profit Sharing Trust pursuant to warrants that are exercisable within 60 days of  December 31, 2012 of which 325,000 shares from these warrants are subject to a voting agreement with Mr. Rice; 166,500 shares which may be acquired by the David Marshall, Inc. Profit Sharing Trust pursuant to terms of the holder’s 25,000 Series A Preferred shares which are convertible at the option of the holder within 60 days of December 31, 2012; 648,588 shares owned by Glenhaven Corporation, of which Mr. Marshall is the chief executive officer; and 3,500,000 shares owned by Santa Monica Capital, LLC, of which Mr. Marshall is the manager. Also includes 199,120 shares purchased by David Marshall as reported on his Form 13G filed June 24, 2009.

(11) Includes 2,152,418 shares subject to a voting agreement with Mr. Rice and 1,822,866 shares subject to warrants that are exercisable within 60 days of December 31, 2012, of which 822,866 shares from the warrants are subject to a voting agreement with Mr. Rice.

(12) Includes 4,065,253 shares which may be acquired pursuant to terms of a promissory note that is convertible at the option of the holder within 60 days of December 31, 2012 and  225,000 shares that may be purchased pursuant to warrants that are exercisable within 60 days of March 30, 2012, , all of which are subject to a voting agreement with Mr. Rice.  The subject warrants provide that the holder shall not be entitled to purchase shares under the warrants in an amount that would cause the holder to beneficially own more than 4.99% of the issued and outstanding common shares of the Company, with such limitation voidable by the holder upon 75 days prior notice to the Company.  Accordingly, a total of 14,008,503additional shares subject to the subject warrants are not deemed to be beneficially owned and are excluded from the total.

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

Holders of shares of common stock issued in October 2012 as a result of the conversion of outstanding principle amounts pursuant to promissory notes have entered into a shareholder agreements granting Mr. Rice voting rights with respect to these shares.

Holders of promissory notes amended or issued in October 2012, which contain rights of conversion for outstanding principle and accrued interest, have entered into shareholder agreements granting Mr. Rice voting rights with respect to the shares of common stock  issued upon the exercise of said conversion rights.

Holders of warrants resulting from the amendment to loan agreements in October 2012 have entered into shareholder agreements granting Mr. Rice voting rights with respect to the common stock issued upon exercise of these warrants.

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

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

Gumbiner Savett, Inc. (“GSI”) is our principal accountant firm.  GSI has not provided any non-audit services to us during the years ended December 31, 2012 and 2011. The Audit Committee of our Board of Directors has considered whether the provision of non-audit services are compatible with maintaining GSI independence.

Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s Annual Report on Form 10-K.

Audit Fees (in thousands):

	2012	2011

Audit Fees (1)	$135	$135
All other fees	-	-
	$135	$125

(1)	Audit Fees paid to Gumbiner Savett consist of fees for the audit of our financial statements and review of the interim financial statements included in our quarterly reports.

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

(a)(2)  Financial Statement Schedules.
None.

(a)(3)  Exhibits.

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Certificate for Common Stock
4.2 *	2004 Stock Option Plan (1)
4.3 *	2007 Omnibus Stock and Incentive Plan (1)
4.4 *	Form of Stock Option Agreement
4.5	Form of Placement Agent Warrant (3)
4.6	Form of Bridge Financing Warrant (3)
4.7	Form of Exchange Agreement, dated as of December 29, 2006 (4)
4.8	Credit Term Agreement for the Bridge Financing, dated December 14, 2006 (4)
4.9	Initial Registration Rights Agreement, dated as of December 29, 2006 (4)
4.10	Additional Registration Rights Agreement, dated as of December 29, 2006 (4)
4.11	Stock Purchase Agreement dated as of March 30, 2006 between InterMetro and David Singer (3)
4.12	Common Stock Purchase Warrant (5)
4.12.1	Form of Secured Note Financing Warrant (6)
4.13	Form of 2008/2009 Bridge Lender Warrants (8)
4.14	Form of Preferred Series A2 Warrant (9)
4.15	Preferred Series A2 Amended Certificate of Designation (10)
9.1	Voting Trust Agreement, dated as of December 29, 2006 (4)
9.2	Voting Trust Agreement, dated as of December 29, 2006 (4)
9.3	Form of Voting Agreement between Charles Rice and Lenders (11)
10.1 *	Employment Agreement dated as of January 1, 2004 between InterMetro and Charles Rice, as amended (3)
10.2 *	Employment Agreement dated as of January 1, 2004 between InterMetro and Jon deOng, as amended (3)
10.3 *	Employment Agreement dated as of January 1, 2004 between InterMetro and Vincent Arena, as amended (3)
10.4 *	Employment Agreement dated as of March 31, 2006 between Advanced Tel, Inc. and David Singer (3)
10.5†	Strategic Agreement dated as of May 2, 2004 between InterMetro and Qualitek Services, Inc. (3)
10.6†	Strategic Agreement dated as of May 2, 2006 between InterMetro and Cantata Technology, Inc. (3)
10.7	Office Lease between InterMetro and Pacific Simi Associates, LLC dated as of April 6, 2006 (3)
10.8†	Services Agreement between InterMetro and 99¢ Only Stores (3)
10.9 *	Form of Indemnification Agreement (3)
10.10	Placement Agent Agreement for the Private Placement, dated December 14, 2006 (4)

10.11	Consulting Agreement with Advisor, dated as of December 29, 2006 (4)
10.12	Loan and Security Agreement, dated January 16, 2008 (7)
10.13	Form of Secured Convertible Promissory Note (7)
10.14	Moriah Capital Promissory Note and Ancillary Loan Agreements (12)
10.15	Promissory Note to TAB Bank and Loan Agreement dated as of October 9, 2012 (13)
10.16	Form of Promissory Note with 2008/2009 Bridge Lenders and Loan Agreements (14)
10.17	Amended and Restated Intercreditor Agreement, dated as of October 9, 2012 (15)
21.1 +	Subsidiaries of InterMetro Communications, Inc.
31.1 +	Section 302 Certification
31.2 +	Section 302 Certification
32.1 +	Section 906 Certification
32.2 +	Section 906 Certification

(1)	Incorporated by reference to Exhibits A, B and C of the Schedule 14C Information Statement filed with the Securities and Exchange Commission on March 9, 2007.

(2)	Incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on July 3, 2007.

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

(6)	Incorporated by reference to Exhibit 4.12.1 of the Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission.

(7)	Incorporated by reference to Exhibits 10.12 and 10.13 of the Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission.

(8)	Incorporated by reference to Exhibits 4.13, 4.14 and 4.15 of Form 10Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission.

(9)	Incorporated by reference to Exhibit 4.16 of Form 10Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission.

(10)	Incorporated by reference to Form 8K filed with the Securities and Exchange Commission on October 17, 2012.

(11)	Incorporated by reference to Exhibit 9.3 of Form 10Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission.

(12)	Incorporated by reference to Exhibits 10.16, 10.17, 10.18 and 10.19 of Form 10Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission.

(13)	Incorporated by reference to Exhibits 10.20 and 10.21 of Form 10Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission.

(14)	Incorporated by reference to Exhibits 10.22, 10.23, 10.24 and 10.25 of Form 10Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission.

(15)	Incorporated by reference to Exhibit 10.26 of Form 10Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission.

+	Filed herewith

*	Management contract or compensatory plan or arrangement

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

INTERMETRO COMMUNICATIONS, INC.

Dated: April 1, 2013	By:	/s/ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer
By:	/s/ Charles Rice	Dated: April 1, 2013
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Principal Financial Officer
By:	/s/ David Olert	Dated: April 1, 2013
David Olert
Chief Financial Officer

By:	/s/ Jon deOng	Dated: April 1, 2013
Jon deOng
Chief Information Officer and Director

By:	/s/ Joshua Touber	Dated: April 1, 2013
Joshua Touber
Director

By:	/s/ Robert Grden	Dated: April 1, 2013
Robert Grden
Director

By:	/s/ Douglas Benson	Dated: April 1, 2013
Douglas Benson
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

InterMetro Communications, Inc.

We have audited the accompanying consolidated balance sheets of InterMetro Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2012.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses in previous years, and as of December 31, 2012 the Company had a working capital deficit of approximately $7,460,000 and a total stockholders’ deficit of approximately $10,692,000.  The Company anticipates that it will not have sufficient cash flow to fund its operations in the near term and through fiscal 2013 without the completion of additional financing.

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

The Company has significant contingencies such as lawsuits that are discussed in Note 12 to the consolidated financial statements.

The matters detailed in the preceding paragraphs, individually or in the aggregate, could have material adverse consequences, including a cessation of operations, to the Company at any time.

/S/ GUMBINER SAVETT INC.

GUMBINER SAVETT INC.

Santa Monica, California
April 1, 2013

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2012	2011
ASSETS
Cash	$388	$390
Accounts receivable, net of allowance for doubtful accounts of $150 and $401 at December 31, 2012 and 2011, respectively	1,959	1,637
Deposits	47	46
Prepayments and other current assets	101	234
Total current assets	2,495	2,307
Property and equipment, net	120	118
Software development in progress	149	104
Goodwill	450	450
Other assets	4	4
Total Assets	$3,218	$2,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable, trade, net of dispute reserve of $61 at December 31, 2012 and 2011	$2,066	$2,833
Accrued expenses	4,033	4,561
Deferred revenues and customer deposits	281	195
Borrowings under line of credit facilities net of debt discount of $0 and $5 at December 31, 2012 and 2011, respectively	1,675	2,167
Current portion of amount due to former ATI shareholder	40	30
Current portion of vendor settlements	1,676	2,204
Current portion of secured promissory notes, including $879 and $875 from related parties and net of debt discount of $246 and $4 at December 31, 2012 and 2011, respectively	184	2,380
Liability for warrant put feature	—	737
Total current liabilities	9,955	15,107

Long-term portion of note payable to former ATI shareholder	127	170
Long-term vendor settlements	872	980
Long-term secured promissory notes	2,956	—
Total liabilities	13,910	16,257

Commitments and contingencies (Note 12)

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 222,103 and 25,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	1	—
Common stock — $0.001 par value;150,000,000 shares authorized; 81,689,238 and 74,352,728 shares issued and outstanding at December 31, 2012 and 2011, respectively	82	74
Additional paid-in capital	30,963	29,089
Accumulated deficit	(41,738)	(42,437)
Total stockholders’ deficit	(10,692)	(13,274)
Total Liabilities and Stockholders’ Deficit	$3,218	$2,983

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011

Net revenues	$20,061	$21,307
Network costs	15,431	16,365
Gross profit	4,630	4,942
Operating expenses
Sales and marketing	647	809
General and administrative (includes stock based compensation expense of $249 and $0 in 2012 and 2011, respectively)	3,339	3,709
Impairment of goodwill	—	450
Total operating expenses	3,986	4,968
Operating (loss) income	644	(26)
Interest expense, net (includes amortization of debt discount of $45 and $257 for the years ended December 31, 2012 and 2011, respectively)	1,122	1,198
Accounts payable write-off	(322)	(1,767)
Gain on forgiveness of debt	(383)	(3,074)
Gain on conversion of debt to stock	(472)	—
Net income	$699	$3,617
Basic net income per common share	$0.01	$0.05
Diluted net income per common share	$0.01	$0.04
Shares used to calculate basic net income per common share	73,373	74,067
Shares used to calculate diluted net income per common share	97,588	88,443

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2010	25,000	—	72,975,423	73	29,145	(46,054)	(16,836)
Warrants exercised	—	—	1,232,305	1	9	—	10
Stock issued for debt	—	—	145,000	—	6	—	6
Common stock to be cancelled on settlement of lawsuit	—	—	—	—	(125)	—	(125)
Warrants issued in connection with line of credit financing	—	—	—	—	52	—	52
Warrants issued for debt	—	—	—	—	2	—	2
Net income for the year ended December 31, 2011	—	—	—	—	—	3,617	3,617
Balance at December 31, 2011	25,000	$—	74,352,728	$74	$29,089	$(42,437)	$(13,274)
Amortization of stock based compensation	—	—	—	—	249	—	249
Warrants exercised	—	—	614,917	1	5	—	6
Issuance of Series A2 preferred stock	297,103	1	—	—	291	—	292
Value of warrants issued in connection with Series A2 preferred stock	—	—	—	—	5	—	5
Common stock cancelled on settlement of lawsuit	—	—	(4,089,930)	(4)	4	—	—
Conversion of secured notes to common stock	—	—	10,145,523	10	833	—	843
Value of warrants issued in connection with restructuring of 2008 and 2009 secured notes	—	—	—	—	101	—	101
Gain on conversion of related parties 2008 and 2009 secured notes	—	—	—	—	106	—	106
Warrants issued in connection with debt	—	—	—	—	281	—	281
Conversion of preferred stock to common	(100,000)	—	666,000	1	(1)	—	—
Net income for the year ended December 31, 2012			—	—	—	699	699
Balance at December 31, 2012	222,103	$1	81,689,238	$82	$30,963	$(41,738)	$(10,692)

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$699	$3,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36	40
Stock based compensation	249	—
Amortization of debt discount	45	257
Provision for bad debts	—	72
Impairment of goodwill	—	450
Gain on conversion of debt to common stock	(472)	—
Accounts payable write-off	(322)	(1,767)
Gain on forgiveness of debt	(383)	(3,074)
(Increase) decrease in operating assets:
Accounts receivable	(323)	1,081
Deposits and other current assets	133	84
Increase (decrease) in operating liabilities:
Accounts payable, trade	(140)	(192)
Accrued expenses	1,356	862
Vendor settlements	(809)	(1,084)
Deferred revenues and customer deposits	86	(128)
Net cash provided by operating activities	155	218

Cash flows from investing activities:
Purchase of equipment	(38)	(42)
Software development in progress	(45)	(104)
Net cash used in investing activities	(83)	(146)

Cash flows from financing activities:
Principal payments of lines of credit	(1,961)	(20)
Payment for put stock repurchase	—	(100)
Proceeds from line of credit	1,664	—
Proceeds from issuance of Series A2 preferred stock	250	—
Proceeds from exercise of warrants	6	10
Principal payments on note payable to former shareholder	(33)	—
Net cash used in financing activities	(74)	(110)

Net (decrease) increase in cash	(2)	(38)
Cash at beginning of year	390	428
Cash at end of year	$388	$390

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

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had a working capital deficit of $7,460,000 and had a total stockholders’ deficit of $10,692,000 as of December 31, 2012.  The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7), interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6). The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences, including cessation of operations, to the Company at any time.

   If the Company were to require additional financings in order to fund ongoing operations, there can be no assurance that it will be successful in completing the required financings, that could ultimately cause the Company to cease operations.   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts periodically. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, an additional allowance may be required.  Bad debt expense during 2012 and 2011 amounted to $0 and $72,000, respectively.

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

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software Development Cost – Research and development costs are charged to expense as incurred.  However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized technological costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Amortization of the capitalized software development costs begins when the product is available for general release to customers.  Amortization is computed as the ratio of current gross revenues of a product to the total of current and anticipated future gross revenues for the product.  As of December 31, 2012 and 2011, the Company had capitalized software development costs of approximately $149,000 and $104,000, respectively, for the development of a software that facilitates the routing of call traffic through lowest cost network. Since the capitalized software is not yet available for general release to customers, no amortization of software development cost was incurred for the years ended December 31, 2012 and 2011.

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  During 2011, using the present value calculation of a net cash flow analysis, the Company determined that due to the decline in revenue and operating income of ATI in 2011, the carrying value of the Company’s goodwill was not fully recoverable and took a charge for the impairment of goodwill in the amount of $450,000 during the year ended December 31, 2011. (see Note 2). At December 31, 2012, management does not believe there is any further impairment in the value of Goodwill.

Vendor Disputes - The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.

Stock-Based Compensation - The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company granted options under its 2007 plan during the year ended December 31, 2012 and did not grant any options during the year ended December 31, 2011.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications – Certain items in prior year financial statements have been reclassified to conform to the current year presentation.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short term debt. The Company maintains its cash with major financial institutions located in the United States. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. Periodically throughout the year the Company maintains balances in excess of federally insured limits. The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers and services provided from vendors. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, such losses, if any, have been within management’s expectations.

The Company had ten customers that accounted for 79% and 72% of net revenue for the years ended December 31, 2012 and 2011, respectively.   The Company had an accounts receivable balance from three and two customers that accounted for 59% and 41% of total accounts receivable at December 31, 2012 and 2011, respectively.

Income Taxes - The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segment and Geographic Information - The Company operates in one principal business segment primarily in the United States. All of the operating results and identified assets are located in the United States.

Basic and Diluted Net Loss per Common Share - Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share includes dilution for potential common stock issuances when the warrants, options or common stock conversion rights underlying those potential issuances are below the then fair market value of the Company’s common stock and have intrinsic value.  A total of 24,215,300 potential common stock issuances were included in the calculation of diluted net income for the year ended December 31, 2012. A total of 14,376,633 potential common stock issuances were included in the calculation of diluted net income for the year ended December 31, 2011.

Recently Adopted Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

2 — Acquisition and Intangible Assets

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc. (“ATI”), the Company’s wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties (“Purchase Agreement”) when the Company purchased ATI in 2006.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012.  As part of the settlement the Company voided the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller returned to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement.  All shares were returned to the Company’s Treasury.   The Company will pay the seller a total of $200,000, of which $167,000 remains unpaid at December 31, 2012 and subject to timely monthly payments through March 2017.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has developed an integration plan for utilizing the Company’s network to carry the ATI customer traffic. The execution of this plan is expected to result in a significant cost savings that was used in the present value of net cash flows analysis that supports the carrying value of ATI Goodwill which was $450,000 at December 31, 2012 and 2011.

3 — Prepayments and Other Current Assets

The following is a summary of the Company’s prepayments and other current assets (in thousands):

	December 31,
	2012	2011

Employee advances	$69	$69
Deferred loan costs	—	72
Prepaid expenses	32	93
Other current assets	$101	$234

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	December 31,
	2012	2011

Telecommunications equipment	$3,378	$3,340
Computer equipment	203	203
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	86	86
Total property and equipment	3,774	3,736
Less: accumulated depreciation and amortization	(3,654)	(3,618)
Property and equipment, net	$120	$118

Depreciation expense included in network costs was $26,000 and $27,000 for the years ended December 31, 2012 and 2011, respectively. Depreciation and amortization expense included in general and administrative expenses was $10,000 and $13,000 for the years ended December 31, 2012 and 2011, respectively.

In May 2006, the Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. In January 2010, the Company settled a lawsuit brought by Cantata regarding the agreement for $500,000. The settlement contains a long-term payment plan and is subject to timely payments by the Company. As of December 31, 2012 and 2011, the remaining amount due under the settlement agreement was $170,000 and 240,000, respectively.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	December 31,
	2012	2011

Commissions, network costs and other general accruals	$1,994	$1,374
Accrued USF and Sales Tax	1,235	878
Deferred payroll and other payroll related liabilities	544	554
Interest due on convertible promissory notes and other debt	90	1,243
Payments due to third party providers	170	512
Accrued expenses	$4,033	$4,561

6 — Vendor Settlements, Contingent Gains and Gain on Forgiveness of Debt

During the year ended December 31, 2012, the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $383,000 for the year ended December 31, 2012.  Also, the Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable with written contract more than four years old with no current activity and two years when there is no written agreement. The Company recorded a gain of $322,000 related to these write-offs which is included in accounts payable write-off.  At December 31, 2012, the balance in vendor settlements payable was $2,548,000 including $837,000 of deferred gains subject to timely payments.  The settlements will be paid in periods ranging from one to thirty months with an aggregate monthly payment of approximately $93,000.   The Company may continue to approach vendors to enter into similar agreements as well as continuing to write-off certain accounts payable under statue of limitations.

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

7 — Secured Promissory Notes and Advances

2008 Bridge Loan - In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.  In 2008 the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors, for a total of $1,920,000.  The secured notes were issued on January 16, 2008 and were scheduled to mature 13 to 18 months after issuance (“2008 Bridge Loan”).  The 2008 Bridge Loan was extended in 2009 to July 15, 2010, and then modified on October 5, 2010 (“2008 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing March 31, 2011 and concluding on July 15, 2012.  The 2008 Bridge Loan bears interest at a rate of 13% per annum and contains an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  The 2008 Bridge Loan is collateralized by substantially all of the assets of the Company.  Since inception, the Company has incurred $1,424,000 in interest and fees, including $315,000 and $284,000 during the years ended December 31, 2012 and 2011, respectively.

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

2009 Bridge Loan- In November and December 2008, two related party secured note holders advanced an additional $310,000 and in 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum.  On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement (“2009 Bridge Loan”) with the advance lenders.  Per the 2009 Bridge Loan, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010, and then subsequently modified on October 5, 2010 (“2009 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing November 30, 2010 and concluding February 28, 2012.  On November 30, 2010 the note holders waived their initial installment payment for 60 days to receive their first installment payment as of January 31, 2011.  The 2009 Bridge Loan accrues interest at 13% per annum and contain an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  The 2009 Bridge Loan is collateralized by substantially all of the assets of the Company.   Since inception, the Company has incurred $351,000 in interest and fees, including $78,000 and $68,000 during the years ended December 31, 2012 and 2011, respectively.

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

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $14,000 and $8,000 for the years ended December 31, 2012 and 2011, respectively.  The net amount of the notes was $2,319,000 and $2,380,000 as of December 31, 2012 and 2011, respectively.

Effective October 12, 2012 the Company renegotiated terms with its secured note holders. The renegotiated terms included conversion of certain loan balances to common stock, the issuance of warrants and the establishment of new payment terms. The secured note holders converted $1,521,843 that the Company owed into 10,145,523 shares of common stock at $0.15 per share and the Company issued warrants with a term of seven years to purchase 1,521,843 shares of common stock at an exercise price of $0.01 per share. The value associated with these warrants is $101,000.  The remaining outstanding balance of $2,374,281, of which $764,221 is eligible to be converted to common stock at the election of the lenders at a rate of $0.50 per share of common stock, included $878,466 owed to related parties. This remaining balance will be paid in interest only payments of approximately $12,000 per month from January 1, 2013 through September 1, 2013 followed by principal and interest payments of approximately $72,000 per month from September 1, 2013 until September 30, 2014. Of the remaining balances $923,576 will mature on September 30, 2014 with the final payment of all principal and accrued interest at maturity on December 31, 2014. As part of the renegotiated terms with the secured note holders the Company issued additional warrants with a term of seven years to purchase 2,145,000 shares of common stock at a price of $0.25 per share and 650,000 shares of common stock at a price of $0.01 per share.  The value associated with these secured note holder warrants is $91,000 and will be recorded as an offset to the principal balance of the secured notes and, beginning in October 2012, will be amortized into interest expenses over the term of the notes using the effective interest method.  The warrants are valued using the Black-Scholes formula.  The Company recognized a $472,000 gain on the conversion of debt to common stock.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The renegotiated terms included, in addition to the conversion of certain amounts owed into common stock, the conversion of any remaining accrued interest into the new secured promissory notes. As a result accrued interest of $1,514,000 was converted and included in balance of the promissory notes due.

Also effective October 12, 2012, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) to retire the Company’s existing credit facility and to cancel Moriah’s put option to purchase 6,008,500 shares of the Company’s common stock.  The Company paid $1,800,000 of the $2,050,000 outstanding principal on the credit facility, plus $45,000 in accrued interest and fees.  The Company executed a new promissory note for the remaining $250,000 in principal and $737,500 for the value associated with the put option, resulting in a total note principal of $987,500.  Of this amount, $250,000 is due on September 30, 2013 and the remaining principal and accrued interest are due on September 30, 2014.  The note accrues interest at the rate of 9% per annum and Moriah may convert the balance owed into shares of common stock with unpaid principal amounts converted at the rate of $0.25 per share and any unpaid accrued interest at the rate of $0.30 per share (see Note 11).

8 — Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31, 2012	December 31, 2011
Vendor settlements	$2,548	$3,184
Secured promissory notes	3,140	2,380
Note payable to former shareholder	167	200
Less: Current portion of long-term debt	(1,900)	(4,614)
Long-term debt	$3,955	$1,150

A summary of future maturities of long-term debt for the twelve months ending December 31st are as follows:

2013	$1,900
2014	3,354
2015	318
2016	276
2017	7
$5,855

9 — Preferred and Common Stock

Preferred Stock - On May 31, 2007, the Company filed an Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued and outstanding.  On November 19, 2009, the Company filed its Certificate of Designation (“C.D.”) and designated a Series A Preferred stock by resolution of the board of directors.  The C.D. authorized the sale of 250,000 shares of Series A preferred stock at $1.00 per share, with additional rights, preferences, restrictions and privileges as filed with the Nevada Secretary of State.  As of December 31, 2012 and 2011, 25,000 shares of Series A Preferred stock were issued and outstanding at $1.00 per share to a stockholder and secured note holder.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 12, 2012, the Company filed a C.D. and designated a Series A2 preferred stock authorizing the sale of 1,000,000 non-voting shares of Series A2 preferred stock at $1.00 per share. The shares generally may be redeemed by the Company for $1.25 per share plus payment of any accrued but unpaid dividends.  Also on October 12, 2012, the Company sold 297,103 shares of Series A2 preferred stock together with warrants to purchase 297,103 shares of common stock at an exercise price of $0.20 per share in exchange for a total purchase price of $297,103. The securities were sold to accredited investors in a private placement exempt from registration under Regulation D of the Securities Act of 1933, as amended. The Series A2 preferred stock may be converted into shares of common stock at a conversion rate of 6.66 shares of common stock for each share of Series A2 preferred.  The value associated with the Series A2 warrants is $5,000. The warrants are valued using the Black-Scholes formula.  In December 2012, some of the shareholders elected to convert an aggregate of 100,000 Series A2 preferred shares into 666,000 shares of common stock.

Common Stock - As of  December 31, 2012 and December 31, 2011, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 81,689,238 and 74,352,728 shares, respectively, were issued and outstanding.  In the first quarter of 2012 the Company cancelled 4,089,930 shares of its common stock pursuant to the settlement of a lawsuit with a former shareholder (See Note 12). In October 2012 the Company converted certain secured note holder loan balances to 10,145,523 shares of common stock (see Note 7).

Exercise of Warrants – During 2012, the Company issued 614,917 shares of its common stock pursuant to the exercise of warrants.  The Company received proceeds of $6,149 in connection with the issuance.

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

The Company had granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 1,261,418 were expired as of December 31, 2012.  In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  The remaining 3,221,081 were fully vested at December 31, 2012 and were originally granted with exercise prices ranging from $0.04 to $0.97 per share.  On November 15, 2010, in order to provide continued economic incentive to option holders, most of which were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all the stock options under the 2004 Plan to $0.01, the closing price of the Company’s common stock on that day.

Omnibus Stock and Incentive Plan – Effective January 19, 2007, the Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. The shareholders ratified the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission which was declared effective on May 10, 2007.   Any employee or director of, or consultant, for the Company, or any of its subsidiaries or other affiliates, were eligible to receive awards under the 2007 Plan. The Company has reserved 26,099,040 shares of common stock for awards under the 2007 Plan. The 2007 Plan specifically prohibits the re-pricing of any stock options awarded under this plan.

In November 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant.  1,050,000 of such options have expired as of December 31, 2012. In October 2008, InterMetro granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years expiring 5 years from date of grant.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 22, 2012, the Company granted 13,500,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.04 per share to employees and directors. 6,750,000 of the options granted were immediately vested at the date of grant. The remaining 6,750,000 options vest 25% per quarter beginning with the quarter ended June 30, 2012.  In July, the Company granted 200,000 stock options to purchase shares of common stock under the 2007 Plan at $0.07 per share to employees.  50,000 of the options granted were immediately vested at the date of grant. The remaining 150,000 options vest 12.5% per quarter beginning in the quarter ended December 31, 2012.   In September, the Company granted 100,000 stock options to purchase shares of common stock under the 2007 Plan at $0.08 per share to employees.  25,000 of the options granted were immediately vested at the date of grant. The remaining 75,000 options vest 12.5% per quarter beginning in the quarter ended December 31, 2012. In November, the Company granted 250,000 stock options to purchase shares of common stock under the 2007 Plan at $0.08 per share to an employee. 125,000 of the options granted were immediately vested at the date of grant. The remaining 125,000 options vest 25% per quarter beginning in the quarter ending March 31, 2013. The Company recognized $142,028 in compensation expense related to the immediate vesting of the stock option grants and an additional $107,000 in the year ended December 31, 2012. The remaining fair value is being recognized on a straight line basis over the vesting term. No options to purchase shares of common stock were granted under the 2007 plan in the year ended December 31, 2011.  As of December 31, 2012 none of the Company’s outstanding stock options under the 2007 Plan have been exercised.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the years ended December 31, 2012 and 2011:

	Number of Shares	Price per Share			Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2010	6,600,688	$—			$0.12	5.16	$182,534
Granted	—	—			—
Exercised	—	—			—
Forfeited/expired	—	—			—

Options outstanding at December 31, 2011	6,600,688				0.12	4.16	$146,028
Granted	14,050,000	0.04	to	0.08	0.04
Exercised	—	—			—
Forfeited/expired	(1,479,607)	—			0.18

Options outstanding at December 31, 2012	19,171,081				$0.06	3.80	$1,112,897

Options exercisable at December 31, 2012	17,161,706				$0.06	3.82	$1,003,897

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the year ended December 31, 2012 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.  This amount changes based on the fair market value of the Company’s stock.  As of December 31, 2012, there remain 10,149,040 shares available for grant.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information with respect to the outstanding options at December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.01	1,049,141	1.00	$0.01	1,049,141	$0.01
0.01	154,039	1.25	0.01	154,039	0.01
0.01	431,307	1.50	0.01	431,307	0.01
0.01	123,231	2.00	0.01	123,231	0.01
0.01	277,269	2.75	0.01	277,269	0.01
0.25	1,900,000	4.75	0.25	1,900,000	0.25
0.04	13,500,000	4.25	0.04	11,812,500	0.04
0.07	200,000	4.50	0.07	68,750	0.07
0.08	350,000	4.75	0.08	159,375	0.08
0.01	338,884	2.75	0.01	338,884	0.01
0.01	643,880	3.00	0.01	643,880	0.01
0.01	110,907	3.00	0.01	110,907	0.01
0.01	92,423	3.25	0.01	92,423	0.01
	19,171,081			17,161,706

As of December 31, 2012, there was $57,600 of unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.

Warrants – As of December 31, 2012, a warrant to purchase 200,000 shares of common stock was outstanding with an equipment vendor.  The warrant was issued in connection with a modification to an equipment purchase agreement during 2010 and has an exercise price of $0.01 per share.  The warrant expires in January 2017.

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

The Company has issued warrants to its secured note holders in connection with the execution of the loan agreements and subsequent amendments.  Warrants to purchase an aggregate of 8,004,426 and 4,302,500 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.50 were outstanding with these note holders as of December 31, 2012 and 2011, respectively.  In December 2012, warrants to purchase 614,917 shares of common stock were exercised with proceeds to the Company of $6,149.  See Note 7 for further details of these warrants.

11 — Credit Facilities

ATI Bank Lines of Credit – ATI had two $100,000 lines of credit.  The line of credit with Bank of America has an interest rate of 7.13% per annum.  The line of credit with Wells Fargo Bank had an interest rate of 6.75 % per annum.   The lines of credit had been personally guaranteed by the former stockholder of ATI. On March 31, 2011 the former stockholder of ATI filed a lawsuit against the Company.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in March 2012, which resulted in the payoff of one line for $99,000 and the refinance of the other (see Note 12). The amount outstanding under the remaining line of credit was approximately $11,000 at December 31, 2012.  In connection with this, the Company has maintained a restricted cash balance of approximately $30,000 with Bank of America at December 31, 2012.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility - The Company entered into agreements, including a Loan and Security Agreement (as subsequently amended, the “Agreement”), effective as of April 30, 2008 with Moriah pursuant to which the Company could borrow up to $2,400,000 which was subsequently increased to $2,575,000 of which $175,000 was subsequently paid down. The Agreement has been amended several times (the “Amendments”).   Amendment No. 13 extended the expiration to August 16, 2012.  The balance that remained unpaid at August 16, 2012 expiration date and at September 30, 2012 was carried until October 12, 2012 when, as discussed below, the Company paid off the Moriah facility and secured a new credit facility.

Warrants to purchase 14,233,503 shares of the Company’s common stock at an exercise price of $0.01 to $0.05 per share were granted in connection with securing and amending this credit facility.  The expense recognized by the Company in the years ended December 31, 2012 and 2011 from the amortization of the debt discount related to the warrants was $31,000 and $52,000, respectively.   The Company calculated the fair value of the warrants using the following assumptions:

	December 31, 2012			December 31, 2011
Risk-free interest rate	0.34%	to	0.51%	0.4%	to	2.7%
Expected lives (in years)	2.3	to	3.5 years	3.2	to	4.5 years
Dividend yield			0%			0%
Expected volatility			82.0%			82.0%
Forfeiture rate			0%			0%

Pursuant to the Agreement and Amendments Moriah could have sold certain warrants back to the Company for $737,500.  The Company determined that the put options associated with the warrants caused the instrument to contain a net cash settlement feature. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity,” the put option required liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $737,500 as of December 31, 2011.  The $737,500 put feature was converted and became part of the promissory note discussed in the following paragraph.  The debt discount associated with the put liability for the warrant put feature was amortized over the extended terms of the agreement.  An amount of $0 and $196,000 was amortized during the years ended December 31, 2012 and 2011, respectively.

Effective October 12, 2012, the Company entered into agreements with Moriah retiring the Company’s existing credit facility by paying Moriah $1,845,000 and issuing a promissory note in favor of Moriah in the principal amount of $987,500, $250,000 of which is due September 30, 2013. The balance, issued in consideration for the cancellation of Moriah’s put option to purchase 6,008,500 shares of the Company’s common stock, becomes due on September 30, 2014. The note accrues interest at the rate of 9% per annum and Moriah may convert the balance owed into shares of common stock with unpaid principal amounts converted at the rate of $0.25 per share and any unpaid accrued interest at the rate of $0.30 per share. Any warrants that were not previously priced at $0.01 per share of common stock were re-priced to $0.01 per share and the expiration date for all warrants will be September 30, 2019.  The value associated with the re-pricing and expiration date extension of the Moriah warrants was $190,000 and was recorded as an offset to the principal balance of the note payable to Moriah and, beginning in October 2012, was amortized into interest expenses over the term of the note using the effective interest method.  The warrants were valued using the Black-Scholes formula.  The Company will also make 26 bi-monthly fee payments of $11,000 pursuant to the agreements.

The Company incurred interest expense in connection with Moriah of $302,000 and $304,000 for the years ended December 31, 2012 and 2011 respectively, and amortization of loan costs of $260,000 and $210,000 for the same periods.  At December 31, 2012 and 2011, the Company recorded deferred loan costs of $0 and $72,000, respectively.

Effective October 12, 2012, the Company secured a new credit facility with Transportation Alliance Bank, Inc. (“TAB Bank”).  The Company has secured a $3,000,000 senior credit facility with TAB Bank pursuant to which the Company is permitted to borrow $3,000,000 or up to 85% of its eligible accounts, at any time until the maturity date of September 29, 2014. This facility generally accrues interest at the greater of (i) 9.50% per annum, or (ii) the sum of the lender’s stipulated prime rate plus 6.25%.  The Company is subject to various other fees as defined in the credit facility agreement.  The Company initially borrowed $1,338,000 from this facility and had borrowed $1,663,660 as of December 31, 2012.  The loan provides for interest-only monthly payments, is generally secured by all of the Company’s assets but subject to certain prior liens, and includes financial covenants pertaining to cash flow coverage of interest and fixed charges and a requirement for a minimum level of tangible net worth with which the Company was in compliance as of December 31, 2012.  The company has recognized $43,000 of interest expense related to the TAB credit facility.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 — Commitments and Contingencies

Facility Lease – The Company leases its facilities in Simi Valley, California under a non-cancelable operating lease that expires on March 31, 2014 at an annual expense of approximately $168,000.  Rent expense was $192,000 for the Company’s facilities for each of the years ended December 31, 2012 and 2011.

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. The Company currently has disputes with a vendor that it believes did not bill certain charges correctly or should not have billed any charges at all. The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.  As of December 31, 2012, there were approximately $61,000 of disputed payables that were recorded as an offset to accounts payable at December 31, 2012. The Company is in discussion with the significant vendor that has sent invoices regarding these charges. Management does not believe that any settlement would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on FASB ASC 450 “Contingencies.”

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

Legal Proceedings

A Network Service Provider – On October 12, 2010, the Company was served a complaint filed by a network service provider (“NSP”) against the Company asserting various causes of action.  The NSP claims that the Company owes various charges totaling $505,583. The Company denied that it owed this amount.  The Company and NSP settled the complaint on August 12, 2011 for $100,000, subject to timely payment through January 2013. The remaining amount due under the settlement was $15,000 at December 31, 2012.

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc, (“ATI”) the Company’s wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties (“Purchase Agreement”) when the Company purchased ATI in 2006.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012.  As part of the settlement the Company will void the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller will return to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement.  All shares will return to the Company’s Treasury.   The company will pay the seller a total of $200,000, of which $167,000 remains unpaid at December 31, 2012 and subject to timely monthly payments through March 2017.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A Network Service Provider – On October 26, 2011, the Company was served a complaint filed by a network service provider (“NSP”) against the Company asserting various causes of action.  The NSP claimed that the Company owed various charges totaling $150,926. The Company denies that it owes this amount and believes the NSP owes the Company higher amounts which offset this claim.   The Company filed a cross-complaint against the NSP on December 1, 2011 for charges owed the Company totaling $280,403.  The Company and the NSP are attempting to settle the complaint and cross-complaint and the Company anticipates that the resolution of these complaints will not have a material effect on the Company.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2009 and 2010 the Company did not make all of the payments claimed by the USAC in a timely manner and USAC transferred these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred some of these unpaid amounts to the Department of the Treasury which worked with the Company to establish long term payment plans.   Should any of the remaining unpaid amounts with the FCC transfer from the FCC to Treasury, additional fees, surcharges and penalties will be added to the amount due.  As of December 31, 2012, the Company has recorded an aggregate $1.2 million in connection with the USF.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs.  Failure to finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accrued expense is $182,000 at December 31, 2012 and 2011 for unpaid amounts.

13 — Income Taxes

At December 31, 2012, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $39 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

 The following is a summary of the Company’s deferred tax assets and liabilities (dollars in thousands):

	December 31,
	2012	2011

Current assets and liabilities:
Deferred revenue	$11	$78
Allowance for doubtful accounts	60	160
Accrued expenses	263	668
Stock based compensation	99	—
	433	906
Valuation allowance	(433)	(906)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$127	$127
Net operating loss carryforward	15,715	15,956
	15,842	16,083
Valuation allowance	(15,842)	(16,083)
Net non-current deferred tax asset	$—	$—

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Year Ended December 31,
	2012	2011

Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2012 and 2011.

The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  At December 31, 2012 and 2011, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of December 31, 2012 and 2011, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America (“U.S.”) and files tax returns in the U.S. federal jurisdiction and California (or various) state jurisdiction (s). The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008. The Company currently is not under examination by any tax authority.

14 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (dollars in thousands):

	Year Ended December 31,
	2012	2011

Cash paid:
Interest	$552	$544

Non-cash information:
Common stock, warrants issued and gain on conversion for debt	$1,050	$60

Series A2 preferred stock issued for accounts payable	$47	$—

Fair value of warrants issued in connection with debt	$281	$—

Note payable due to former stockholder	$—	$125

Liability for warrant put feature and line of credit converted to secured promissory note	$988	$—

Liability for warrant and shares put feature	$—	$120

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — Consulting Fee

Effective September 1, 2009, the Company entered into a consulting agreement with one of its board members to provide consulting services.  The Company was obligated to pay $6,250 per month plus out of pocket expenses for these services for the period September 1, 2009 to October 31, 2009, then $10,000 per month plus out of pocket expense through January 2011and $15,000 and out of pocket expenses beginning in February 2011.  The Company incurred consulting fees under this agreement in the amount of $180,000 and $175,000 for the years ended December 31, 2012 and 2011, respectively.

16 — Quarterly Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2012
Net revenues	$4,391	$4,947	$5,524	$5,199
Operating income (loss)	(33)	200	347	130
Net income	(195)	191	271	432
Basic earnings per share	$0.00	$0.00	$0.00	$0.01
Diluted earnings per share	$0.00	$0.00	$0.00	$0.01

For the Year Ended December 31, 2011
Net revenues	$6,256	$5,359	$4,940	$4,752
Operating income (loss)	506	197	(756)	27
Net income	2,027	345	541	704
Basic earnings per share	$0.03	$0.00	$0.01	$0.01
Diluted earnings per share	$0.02	$0.00	$0.01	$0.00

The Company recorded a number of adjustments during the fourth quarter of the year ended December 31, 2012 including the gains described in Note 7 that aggregated to $472,000 in the fourth quarter of the fiscal year.