Form 10-Q
period 2013-03-31
InterMetro Communications, Inc.
filed 2013-05-15
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 10, 2013 there were 82,055,538 shares outstanding of the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash	$369	$388
Accounts receivable, net of allowance for doubtful accounts of $150 at March 31, 2013 and December 31, 2012	1,336	1,959
Deposits	52	47
Prepayments and other current assets	163	101
Total current assets	1,920	2,495
Property and equipment, net	158	120
Software development in progress	211	149
Goodwill	450	450
Other assets	4	4
Total Assets	$2,743	$3,218

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable, trade	$2,320	$2,066
Accrued expenses	3,747	4,033
Deferred revenues and customer deposits	174	281
Borrowings under line of credit facilities	2,068	1,675
Current portion of note payable to former ATI shareholder	40	40
Current portion of vendor settlements	1,537	1,676
Current portion of secured promissory notes, including $879 from related parties net of debt discount of $211 and $246 at March 31, 2013 and December 31, 2012, respectively	398	184
Total current liabilities	10,284	9,955

Long-term portion of note payable to former ATI shareholder	117	127
Long-term vendor settlements	801	872
Long-term secured promissory notes	2,777	2,956
Total liabilities	13,979	13,910

Commitments and contingencies (Note 12 )

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 167,103 and 222,103 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1	1
Common stock — $0.001 par value; 150,000,000 shares authorized; 82,055,538 and 81,689,238 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	82	82
Additional paid-in capital	31,011	30,963
Accumulated deficit	(42,330)	(41,738)
Total stockholders’ deficit	(11,236)	(10,692)
Total Liabilities and Stockholders’ Deficit	$2,743	$3,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenues	$4,323	$4,391
Network costs	3,698	3,271
Gross profit	625	1,120
Operating expenses
Sales and marketing	172	162
General and administrative (includes stock based compensation of $48 and $142 for the three months ended March 31, 2013 and 2012, respectively)	841	991
Total operating expenses	1,013	1,153
Operating loss	(388)	(33)
Interest expense, net (includes stock-based charges of $34 and $7 for the three months ended March 31, 2013 and 2012, respectively)	254	283
Accounts payable write-off	—	(8)
Gain on forgiveness of debt	(50)	(113)

Net loss	$(592)	$(195)
Basic and diluted net loss per common share	$(0.01)	$(0.00)
Shares used to calculate basic and diluted net loss per common share	82,031	73,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2013	222,103	$1	81,689,238	$82	$30,963	$(41,738)	$(10,692)
Amortization of stock based compensation	—	—	—	—	48	—	48
Conversion of preferred shares to common stock	(55,000)	—	366,300	—	—	—	—
Net loss for the three months ended March 31, 2013	—	—	—	—	—	(592)	(592)
Balance at March 31, 2013	167,103	$1	82,055,538	$82	$31,011	$(42,330)	$(11,236)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(592)	$(195)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11	8
Stock based compensation	48	142
Amortization of debt discount	34	7
Accounts payable write-off	—	(8)
Gain on forgiveness of debt	(50)	(113)
(Increase) decrease in assets:
Accounts receivable	510	(60)
Prepayments and other current assets	(68)	29
Increase (decrease) in liabilities:
Accounts payable, trade	254	36
Accrued expenses	(285)	513
Vendor settlements	(160)	(225)
Deferred revenues and customer deposits	5	(2)
Net cash (used in) provided by operating activities	(293)	132

Cash flows from investing activities:
Purchase of equipment	(49)	(14)
Software development in progress	(61)	—
Net cash used in investing activities	(110)	(14)

Cash flows from financing activities:
Principal payments on lines of credit	(4,226)	(107)
Proceeds from line of credit	4,620
Principal payment on note payable to former shareholder	(10)	(3)
Net cash provided by (used in) financing activities	384	(110)

Net (decrease) increase in cash	(19)	8
Cash at beginning of period	388	390
Cash at end of period	$369	$398

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

Basis of Presentation -  The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 which are included in the Form 10-K filed by the Company on April 1, 2013.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had a working capital deficit of $8,364,000 and had a total stockholders’ deficit of $11,236,000 as of March 31, 2013.  The Company had a net loss of $592,000 for the three months ended March 31, 2013. The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7), principal and interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6). The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences, including cessation of operations, to the Company at any time.

   If the Company were to require additional financings in order to fund ongoing operations, there can be no assurance that it will be successful in completing the required financings, that could ultimately cause the Company to cease operations.    The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2012 states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowances may be required.  There was no bad debt expense for the three month periods ended March 31, 2013 and 2012.

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

Depreciation and Amortization - Depreciation and amortization of property and equipment is computed using the straight-line method based on the following estimated useful lives:

Telecommunications equipment	7 years
Telecommunications software	18 months to 2 years
Computer equipment	3 years
Office equipment and furniture	3 years
Leasehold improvements	Useful life or remaining lease term, which ever is shorter

Software Development Costs – Research and development costs are charged to expense as incurred.  However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized technological costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Amortization of the capitalized software development costs begins when the product is available for general release to customers.  Amortization is computed as the ratio of current gross revenues of a product to the total of current and anticipated future gross revenues for the product.  As of March 31, 2013 and December 31, 2012, the Company had capitalized software development costs of approximately $211,000 and $149,000, respectively, for the development of a software that facilitates the routing of call traffic through lowest cost networks. Since the capitalized software is not yet available for general release to customers, no amortization of software development costs was incurred for the three months ended March 31, 2013 and 2012.

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At March 31, 2013 and December 31, 2012, management does not believe there is any impairment in the value of Goodwill.

Vendor Disputes - The Company’s policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company’s favor.

Stock-Based Compensation - The Company has applied FASB ASC 718 “Compensation – Stock Compensation”.   For grants to employees under its 2004 plan and 2007 plan, the Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company granted options under its 2007 plan during the three months ended March 31, 2013 and March 31, 2012 (see Note 10).

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short term debt. The Company maintains its cash with a major financial institution located in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. Periodically throughout the year the Company maintains balances in excess of federally insured limits. The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers and services provided from vendors. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, such losses, if any, have been within management’s expectations. The Company had ten customers which accounted for 78% and 75% of net revenue for the three months ended March 31, 2013 and 2012, respectively. The Company had accounts receivable balances from three customers that accounted for 46% and 59% of total accounts receivable at March 31, 2013 and December 31, 2012, respectively.

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

Basic and Diluted Net Income (Loss) per Common Share - Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes dilution for potential common stock issuances when the warrants, options or common stock conversion rights underlying those potential issuances are below the then fair market value of the Company’s common stock and have intrinsic value.  As the Company reported a net loss for the three months ended March 31, 2013 and 2012, the conversion of promissory notes and the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive.

Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

2 — Acquisition and Intangible Assets

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc. (“ATI”), the Company’s wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties (“Purchase Agreement”) when the Company purchased ATI in 2006.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012.  As part of the settlement the Company voided the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller returned to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement.  All shares were returned to the Company’s Treasury.   The Company will pay the seller a total of $200,000, of which $157,000 remains unpaid at March 31, 2013 and subject to timely monthly payments through March 2017.

The Company has developed an integration plan for utilizing the Company’s network to carry the ATI customer traffic. The execution of this plan is expected to result in a significant cost savings that was used in the present value of net cash flows analysis that supports the carrying value of ATI Goodwill which was $450,000 at March 31, 2013 and December 31, 2012.

3 — Prepayments and Other Current Assets

The following is a summary of the Company’s prepayments and other current assets (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Employee advances	$69	$69
Prepaid expenses	94	32
Prepayments and other current assets	$163	$101

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Telecommunications equipment	$3,416	$3,378
Computer equipment	203	203
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	97	86
Total property and equipment	3,823	3,774
Less: accumulated depreciation and amortization	(3,665)	(3,654)
Property and equipment, net	$158	$120

Depreciation expense included in network costs was $8,000 and $6,000 for the three months ended March 31, 2013 and 2012, respectively. Depreciation and amortization expense included in general and administrative expenses was $3,000 and $2,000 for the three months ended March 31, 2013 and 2012, respectively.

In May 2006, the Company entered into a strategic agreement with Cantata Technology, Inc. (“Cantata”), a VoIP equipment and support services provider. Under the terms of this agreement, the Company obtained VoIP equipment to expand its operations. In January 2010, the Company settled a lawsuit brought by Cantata regarding the agreement for $500,000. The settlement contains a long-term payment plan and is subject to timely payments by the Company. As of March 31, 2013 and December 31, 2012 the remaining amount due under the settlement agreement was $157,000 and 170,000, respectively.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Commissions, network costs and other general accruals	$1,680	$1,994
Accrued USF and sales tax	1,218	1,235
Deferred payroll and other payroll related liabilities	541	544
Interest due on convertible promissory notes and other debt	175	90
Payments due to third party providers	133	170
Accrued expenses	$3,747	$4,033

6 — Vendor Settlements, Contingent Gains and Gain on Forgiveness of Debt

During the three months ended March 31, 2013, the Company entered into cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses. As a result of these agreements, the Company recorded a gain on forgiveness of debt of $50,000 for the three months ended March 31, 2013. At March 31, 2013, the balance in vendor settlements payable was $2,338,000 including $787,000 of deferred gains subject to timely payments.   The settlements will be paid in periods ranging from one to forty three months with an aggregate monthly payment of approximately $67,000.   The Company may continue to approach vendors to enter into similar agreements as well as continue to write-off certain accounts payable under statute of limitations.

During the three months ended March 31, 2012, the Company entered into cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses. As a result of these agreements, the Company recorded a gain on forgiveness of debt of $113,000 for the three months ended March 31, 2012. Also, the Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable with written contract more than four years old with no current activity and two years when there is no written agreement. The Company recorded a gain of $8,000 related to these write-offs which was included in accounts payable write-off.

7 — Secured Promissory Notes and Advances

2008 Bridge Loan - In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.  In 2008 the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors, for a total of $1,920,000.  The secured notes were issued on January 16, 2008 and were scheduled to mature 13 to 18 months after issuance (“2008 Bridge Loan”).  The 2008 Bridge Loan was extended in 2009 to July 15, 2010, and then modified on October 5, 2010 (“2008 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing March 31, 2011 and concluding on July 15, 2012. The 2008 Bridge Loan bears interest at a rate of 13% per annum and contain an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  The 2008 Bridge Loan is collateralized by substantially all of the assets of the Company.  Since inception, the Company has incurred $1,466,000 in interest and fees, including $42,000 and $82,000 during the three months ended March 31, 2013 and 2012, respectively.

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

2009 Bridge Loan- In November and December 2008, two related party secured note holders advanced an additional $310,000 and in 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum.  On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement (“2009 Bridge Loan”) with the advance lenders.  Per the 2009 Bridge Loan, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010, and then subsequently modified on October 5, 2010 (“2009 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing November 30, 2010 and concluding February 28, 2012.  On November 30, 2010 the note holders waived their initial installment payment for 60 days to receive their first installment payment as of January 31, 2011.  The 2009 Bridge Loan accrues interest at 13% per annum and contains an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  The 2009 Bridge Loan is collateralized by substantially all of the assets of the Company.   Since inception, the Company has incurred $363,000 in interest and fees, including $12,000 and $18,000 during the three months ended March 31, 2013 and 2012, respectively.

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

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $11,000 and $2,000 for the three months ended March 31, 2013 and 2012, respectively.  The net amount of the notes was $2,329,000 and $2,319,000 as of March 31, 2013 and December 31, 2012, respectively.  The Company did not make certain scheduled interest payments on both the 2008 and 2009 Bridge Loans during the three months ended March 31, 2013.   It has not received a notice of cure or default from any of the note holders in response to the non-payments.

Effective October 12, 2012 the Company renegotiated terms with its secured note holders. The renegotiated terms included conversion of certain loan balances to common stock, the issuance of warrants and the establishment of new payment terms. The secured note holders converted $1,521,843 that the Company owed into 10,145,523 shares of common stock at $0.15 per share and the Company issued warrants with a term of seven years to purchase 1,521,843 shares of common stock at an exercise price of $0.01 per share. The value associated with these warrants is $101,000.  The remaining outstanding balance of $2,374,281, of which $764,221 is eligible to be converted to common stock at the election of the lenders at a rate of $0.50 per share of common stock, included $878,466 owed to related parties. This remaining balance will be paid in interest only payments of approximately $12,000 per month from January 1, 2013 through September 1, 2013 followed by principal and interest payments of approximately $72,000 per month from September 1, 2013 until September 30, 2014. Of the remaining balances $923,576 will mature on September 30, 2014 with the final payment of all principal and accrued interest at maturity on December 31, 2014. As part of the renegotiated terms with the secured note holders the Company issued additional warrants with a term of seven years to purchase 2,145,000 shares of common stock at a price of $0.25 per share and 650,000 shares of common stock at a price of $0.01 per share.  The value associated with these secured note holder warrants is $91,000 and will be recorded as an offset to the principal balance of the secured notes and, beginning in October 2012, will be amortized into interest expenses over the term of the notes using the effective interest method.  The warrants are valued using the Black-Scholes formula.  During the year ended December 31, 2012, the Company recognized a $472,000 gain on the conversion of debt to common stock.

 The renegotiated terms included, in addition to the conversion of certain amounts owed into common stock, the conversion of any remaining accrued interest into the new secured promissory notes. As a result accrued interest of $1,514,000 was converted and included in balance of the promissory notes due.

Also effective October 12, 2012, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) to retire the Company’s existing credit facility and to cancel Moriah’s put option to purchase 6,008,500 shares of the Company’s common stock.  The Company paid $1,800,000 of the $2,050,000 outstanding principal on the credit facility, plus $45,000 in accrued interest and fees.  The Company executed a new promissory note for the remaining $250,000 in principal and $737,500 for the value associated with the put option, resulting in a total note principal of $987,500.  Of this amount, $250,000 is due on September 30, 2013 and the remaining principal and accrued interest are due on September 30, 2014.  The note accrues interest at the rate of 9% per annum and Moriah may convert the balance owed into shares of common stock with unpaid principal amounts converted at the rate of $0.25 per share and any unpaid accrued interest at the rate of $0.30 per share (see Note 11).  During the three months ended March 31, 2013, the Company incurred interest and fees totaling $88,000 in connection with this note.

8 — Long-Term Debt

The Company’s long-term debt consists of the following:

	March 31, 2013	December 31, 2012
	(unaudited)
Vendor settlements	$2,338	$2,548
Secured promissory notes	3,175	3,140
Note payable to former shareholder	157	167
Less: Current portion of long-term debt, net of debt discount	(1,975)	(1,900)
Long-term debt, net of debt discount	$3,695	$3,955

A summary of future maturities of long-term debt for the twelve months ending March 31st are as follows:

2013	$2,186
2014	3,153
2015	317
2016	225
$5,881

9 — Preferred and Common Stock

Preferred Stock - On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued and outstanding.  On November 19, 2009, the Company filed its Certificate of Designation (“C.D.”) and designated a Series A Preferred stock by resolution of the board of directors.  The C.D. authorized the sale of 250,000 shares of Series A preferred stock at $1.00 per share, with additional rights, preferences, restrictions and privileges as filed with the Nevada Secretary of State. In January 2013 a stockholder and secured note holder elected to convert all of the 25,000 outstanding shares of Series A preferred shares into 166,500 shares of common stock. As of March 31, 2013 no shares of Series A preferred stock were outstanding and, at December 31, 2012, 25,000 shares of Series A preferred stock were issued and outstanding at $1.00 per share.

On October 12, 2012, the Company filed a C.D. and designated a Series A2 preferred stock authorizing the sale of 1,000,000 non-voting shares of Series A2 preferred stock at $1.00 per share. The shares generally may be redeemed by the Company for $1.25 per share plus payment of any accrued but unpaid dividends.  Also on October 12, 2012, the Company sold 297,103 shares of Series A2 preferred stock together with warrants to purchase 297,103 shares of common stock at an exercise price of $0.20 per share in exchange for a total purchase price of $297,103. The securities were sold to accredited investors in a private placement exempt from registration under Regulation D of the Securities Act of 1933, as amended. The Series A2 preferred stock may be converted into shares of common stock at a conversion rate of 6.66 shares of common stock for each share of Series A2 preferred.  The value associated with the Series A2 warrants was $5,000 and the warrants were valued using the Black-Scholes formula.  In December 2012, some of the shareholders elected to convert an aggregate of 100,000 Series A2 preferred shares into 666,000 shares of common stock.  In January 2013, a shareholder elected to convert 30,000 shares of  Series A2 preferred shares into 199,800 shares of common stock.

Common Stock - As of March 31, 2013 and December 31, 2012, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 82,055,538 and 81,689,238 shares, respectively, were issued and outstanding.

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

The Company had granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 1,261,418 expired as of March 31, 2013. In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  The remaining 3,221,081 were fully vested at March 31, 2013 and were originally granted with exercise prices ranging from $0.04 to $0.97 per share.  On November 15, 2010, in order to provide continued economic incentive to option holders, most of which were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all the stock options under the 2004 Plan to $0.01, the closing price of the Company’s common stock on that day.

Omnibus Stock and Incentive Plan – Effective January 19, 2007, the Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. The shareholders ratified the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission which was declared effective on May 10, 2007.   Any employee or director of, or consultant for the Company or any its subsidiaries or other affiliates were eligible to receive awards under the 2007 Plan. The Company has reserved 26,099,040 shares of common stock for awards under the 2007 Plan. The 2007 Plan specifically prohibits the re-pricing of any stock options awarded under this plan.

In November 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant. 1,050,000 of such options have expired as of March 31, 2013.  In October 2008, InterMetro granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years expiring 5 years from date of grant.

On March 22, 2012, the Company granted 13,500,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.04 per share to employees and directors. 6,750,000 of the options granted were immediately vested at the date of grant. The remaining 6,750,000 options vested 25% per quarter beginning with the quarter ended June 30, 2012 and were fully vested at March 31, 2013.  In July 2012, the Company granted 200,000 stock options to purchase shares of common stock under the 2007 Plan at $0.07 per share to employees.  50,000 of the options granted were immediately vested at the date of grant. The remaining 150,000 options vest 12.5% per quarter beginning in the quarter ended December 31, 2012.   In September 2012, the Company granted 100,000 stock options to purchase shares of common stock under the 2007 Plan at $0.08 per share to employees.  25,000 of the options granted were immediately vested at the date of grant. The remaining 75,000 options vest 12.5% per quarter beginning in the quarter ended December 31, 2012. In November 2012, the Company granted 250,000 stock options to purchase shares of common stock under the 2007 Plan at $0.08 per share to an employee. 125,000 of the options granted were immediately vested at the date of grant. The remaining 125,000 options vest 25% per quarter beginning in the quarter ending March 31, 2013. In February, 2013 the Company granted 350,000 stock options to purchase shares of common stock under the 2007 Plan at $0.10 per share to employees.  87,500 of the options granted were immediately vested at the date of grant. The remaining 262,500 options vest 12.5% per quarter beginning in the quarter ending June 30, 2013.

The Company recognized $48,000 in compensation expense related to the vesting of the stock option grants in the three months ended March 31, 2013. The remaining fair value is being recognized on a straight line basis over the vesting terms. As of March 31, 2013, none of the Company’s outstanding stock options under the 2007 Plan have been exercised.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the three months ended March 31, 2013 (unaudited):

	Number of Shares	Price per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	19,171,081		$—	$0.06	3.80	$1,112,897
Granted	350,000		0.10	0.10
Exercised	—		—	—
Forfeited/expired	—		—	—
Options outstanding at March 31, 2013	19,521,081	$		$0.06	3.70	$1,817,741

Options exercisable at March 31, 2013	18,996,081	$		$0.06	3.68	$1,790,366

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the three month period ended March 31, 2013 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. This amount changes based on the fair market value of the Company’s stock.  As of March 31, 2013 there remain 9,799,040 shares available for grant.

Additional information with respect to the outstanding options at March 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.01	1,049,141	0.75	$0.01	1,049,141	$0.01
0.01	154,039	1.00	0.01	154,039	0.01
0.01	431,307	1.25	0.01	431,307	0.01
0.01	123,231	1.75	0.01	123,231	0.01
0.01	277,269	2.50	0.01	277,269	0.01
0.25	1,900,000	4.50	0.25	1,900,000	0.25
0.04	13,500,000	4.00	0.04	13,500,000	0.04
0.07	200,000	4.25	0.07	87,500	0.07
0.08	350,000	4.50	0.08	200,000	0.08
0.10	350,000	5.00	0.10	87,500	0.10
0.01	338,884	2.50	0.01	338,884	0.01
0.01	643,880	2.75	0.01	643,880	0.01
0.01	110,907	2.75	0.01	110,907	0.01
0.01	92,423	3.00	0.01	92,423	0.01
	19,521,081			18,996,081

As of March 31, 2013, there was $15,000 unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.  This cost will be amortized over 8 quarters beginning with the quarter ending June 30, 2013.

Warrants – As of March 31, 2013, a warrant to purchase 200,000 shares of common stock was outstanding with an equipment vendor.  The warrant was issued in connection with a modification to an equipment purchase agreement during 2010 and has an exercise price of $0.01 per share.  The warrant expires in January 2017.

On April 30, 2008, the Company negotiated a revolving line of credit, which, as amended in September 2008, November 2008, May 2009, January 2010, September 2010 and December 2010, March 31, 2011, June 30, 2011, September 30, 2011, November 30, 2011 and March 30, 2012 allowed the Company to borrow up to $2.4 million.  Warrants to purchase 14,233,503 shares of the Company’s common stock at an exercise price of $0.01 to $0.05 per share were granted in connection with securing and amending this credit facility.  See Note 11 for a detail of the warrants issued in connection with this credit facility.

The Company has issued warrants to its secured note holders in connection with the execution of the loan agreements and subsequent amendments.  Warrants to purchase an aggregate of 8,004,426 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.50 were outstanding with these note holders as of March 31, 2013 and December 31, 2012.  See Note 7 for further details of these warrants.

 11 — Credit Facilities

ATI Bank Line of Credit – ATI had a line of credit with Bank of America with an outstanding balance of $11,000 as of December 31, 2012.  The line of credit was paid off and was closed at March 31, 2013.

Revolving Credit Facility - The Company entered into agreements, including a Loan and Security Agreement (as subsequently amended, the “Agreement”), effective as of April 30, 2008 with Moriah pursuant to which the Company could borrow up to $2,400,000 which was subsequently increased to $2,575,000 of which $175,000 was subsequently paid down. The Agreement has been amended several times (the “Amendments”).   Amendment No. 13 extended the expiration to August 16, 2012.  The balance that remained unpaid at August 16, 2012 expiration date and at September 30, 2012 was carried until October 12, 2012 when, as discussed below, the Company paid off the Moriah facility and secured a new credit facility with another lender.

Warrants to purchase 14,233,503 shares of the Company’s common stock at an exercise price of $0.01 to $0.05 per share were granted in connection with securing and amending this credit facility.  The expense recognized by the Company in the three months ended March 31, 2013 and 2012 from the amortization of the debt discount related to the warrants was $24,000 and $5,000, respectively.   The Company calculated the fair value of the warrants using the following assumptions:

	March 31, 2013			March 31, 2012
Risk-free interest rate	0.34%	to	0.51%	0.42%
Expected lives (in years)	2.3	to	3.5 years	4.5 years
Dividend yield	0%			0%
Expected volatility	82.0%			82.0%
Forfeiture rate	0%			0%

Pursuant to the Agreement and Amendments Moriah could have sold certain warrants back to the Company for $737,500.  The Company determined that the put options associated with the warrants caused the instrument to contain a net cash settlement feature. In accordance with FASB ASC 480 “Distinguishing Liabilities from Equity,” the put option required liability treatment.  As a result, the put warrant liability was recorded at the warrant purchase price of $737,500.  The $737,500 put feature was converted and became part of the promissory note discussed in the following paragraph.

Effective October 12, 2012, the Company entered into agreements with Moriah retiring the Company’s existing credit facility by paying Moriah $1,845,000 and issuing a promissory note in favor of Moriah in the principal amount of $987,500, $250,000 of which is due September 30, 2013. The balance, issued in consideration for the cancellation of Moriah’s put option to purchase 6,008,500 shares of the Company’s common stock, becomes due on September 30, 2014. The note accrues interest at the rate of 9% per annum and Moriah may convert the balance owed into shares of common stock with unpaid principal amounts converted at the rate of $0.25 per share and any unpaid accrued interest at the rate of $0.30 per share. Any warrants that were not previously priced at $0.01 per share of common stock were re-priced to $0.01 per share and the expiration date for all warrants will be September 30, 2019.  The value associated with the re-pricing and expiration date extension of the Moriah warrants was $190,000 and was recorded as an offset to the principal balance of the note payable to Moriah and, beginning in October 2012, was amortized into interest expense over the term of the note using the effective interest method.  The warrants were valued using the Black-Scholes formula.  The Company will also make 26 bi-monthly fee payments of $11,000 pursuant to the agreements.

The Company incurred interest expense in connection with Moriah of $22,000 and $76,000 for the three months ended March 31, 2013 and 2012 respectively, and loan fees and amortization of loan costs of $90,000 and $72,000 for the same periods.

Effective October 12, 2012, the Company secured a new credit facility with Transportation Alliance Bank, Inc. (“TAB Bank”).  The Company has secured a $3,000,000 senior credit facility with TAB Bank pursuant to which the Company is permitted to borrow $3,000,000 or up to 85% of its eligible accounts, at any time until the maturity date of September 29, 2014. This facility generally accrues interest at the greater of (i) 9.50% per annum, or (ii) the sum of the lender’s stipulated prime rate plus 6.25%.  The Company is subject to various other fees as defined in the credit facility agreement.  The Company initially borrowed $1,338,000 from this facility and had borrowed $2,068,000 and $1,663,660 as of March 31, 2013 and December 31, 2012, respectively.  The loan provides for interest-only monthly payments, is generally secured by all of the Company’s assets but subject to certain prior liens, and includes financial covenants pertaining to cash flow coverage of interest and fixed charges and a requirement for a minimum level of tangible net worth with which the Company was in compliance as of March 31, 2013.  The company recognized $67,000 of interest expense related to the TAB credit facility during the three months ended March 31,2013.

12 — Commitments and Contingencies

Facility Lease – The Company leases its facilities under a non-cancelable operating lease that expires on March 31, 2014 at an annual expense of  $168,000.  Rent expense for the Company’s facilities for the three months ended March 31, 2013 and 2012 was $48,000.

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company’s industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor.  Management does not believe that any dispute settlement would have a material adverse effect on the Company’s financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable, reasonable and estimable based on FASB ASC 450 “Contingencies.”

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

Legal Proceedings

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc, (“ATI”) the Company’s wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties (“Purchase Agreement”) when the Company purchased ATI in 2006.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012.  As part of the settlement the Company voided the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller returned to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement.  All shares were returned to the Company’s Treasury.   The Company will pay the seller a total of $200,000, of which $157,000 remains unpaid at March 31, 2013 and subject to timely monthly payments through March 2017.

A Network Service Provider – On October 26, 2011, the Company was served a complaint filed by a network service provider (“NSP”) against the Company asserting various causes of action.  The NSP claimed that the Company owed various charges totaling $150,926. The Company denies that it owes this amount and believes the NSP owes the Company higher amounts which offset this claim.   The Company filed a cross-complaint against the NSP on December 1, 2011 for charges owed the Company totaling $280,403.  The Company and the NSP settled the complaint and cross-complaint in March 2013 under mutually acceptable terms that will not have a material effect on the Company.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2009 and 2010 the Company did not make all of the payments claimed by the USAC in a timely manner and USAC transferred these unpaid amounts to the Federal Communications Commission (FCC) for collection.  The FCC has transferred some of these unpaid amounts to the Department of the Treasury which worked with the Company to establish long term payment plans.   Should any of the remaining unpaid amounts with the FCC transfer from the FCC to Treasury, additional fees, surcharges and penalties will be added to the amount due.  As of March 31, 2013 and December 31, 2012, the Company has recorded an aggregate $1.2 million in connection with the USF.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs.  Failure to finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

Consulting Agreement – Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accrued expense is $182,000 at March 31, 2013 and December 31, 2012 for unpaid amounts.

13 — Income Taxes

At March 31, 2013 and December 31, 2012, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $40 million and $39 million, respectively for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Current assets and liabilities:
Current assets and liabilities:
Deferred revenue	$70	$11
Allowance for doubtful accounts	60	60
Accrued expenses	290	263
Stock based compensation	19	99
	439	433
Valuation allowance	(439)	(433)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$126	$127
Net operating loss carryforward	15,879	15,715
	16,005	15,842
Valuation allowance	(16,005)	(15,842)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Three Months Ended March 31,
	2013	2012
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at March 31, 2013 and December 31, 2012.

The Company has applied the provision of FASB ASC 740, “Income Taxes” which clarifies the accounting for uncertainty in tax positions.  FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  At March 31, 2013 and December 31, 2012, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of March 31, 2013 and December 31, 2012, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America (“U.S.”) and files tax returns in the U.S. federal jurisdiction and California (or various) state jurisdiction (s). The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008. The Company currently is not under examination by any tax authority.

14 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Cash paid:
Interest	$73	$134

Non-cash information:

Fair value of warrant issued	$—	$1

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

The Company incurred consulting fees under this agreement in the amount of $45,000 for the three months ended March 31, 2013 and 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Report contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Report. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the risks and uncertainties discussed in the “Business” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as applicable, of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”) as well as the following:

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

We enhanced our network’s functionality by implementing Signaling System 7, or SS-7, technology. SS-7 allows access to customers of the local telephone companies, as well as customers of wireless carriers. SS-7 is the established industry standard for reliable call completion, and it also provides interoperability between our VoIP infrastructure and traditional telephone company networks.  While we expect to continue to add to capacity, as of March 31, 2013 and 2012, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure.  A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

Overview

History.  InterMetro began business as a VoIP on December 29, 2006 and began generating revenue at that time. Since then, we have increased our revenue to approximately $20 million for the year ended December 31, 2012.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2013		2012
Net revenues	100%		100%
Network costs	86		75
Gross profit	14		25
Operating expenses:
Sales and marketing	4		4
General and administrative	19		22
Total operating expenses	23		26
Operating loss	(9)		(1)
Accounts payable write off and gain on forgiveness of debt	1		3
Interest expense	(6)		(6)

Net loss	(14	) %	(4	) %

Net Revenues. Net revenues decreased $68,000, or 1.5%, to $4.3 million for the three months ended March 31, 2013 from $4.4 million for the three months ended March 31, 2012. Though we have continued to increase new customers, this has been offset by the loss of certain low-margin customers, primarily attributable to ATI, combined with decreased revenues from existing customers.  The decrease in revenue for ATI was the primary driver of the decrease in revenues quarter to quarter.

 Network Costs. Network costs increased $427,000, or 13.1%, to $3.7 million for the three months ended March 31, 2013 from $3.3 million for the three months ended March 31, 2012.  Included within total network costs, variable network costs increased by $500,000 to $3.5 million (80.5% of revenues) for the three months ended March 31, 2013 from $3.0 million (67.8% of revenues) for the three months ended March 31, 2012. Fixed network costs decreased by $73,000 to $218,000 for the three months ended March 31, 2013 from $291,000 for the three months ended March 31, 2012.  Gross margin decreased to 14.5% for the three months ended March 31, 2013 from a gross margin of 25.5% for the three months ended March 31, 2012. The increase in variable cost as a percentage of revenues and the decrease in gross margin were related primarily to changes in traffic patterns during the three months ended March 31, 2013.

Sales and Marketing. Sales and marketing expenses increased $10,000, or 6.2% to $172,000 for the three months ended March 31, 2013 from $162,000 for the three months ended March 31, 2012. Sales and marketing expenses as a percentage of net revenues were 4.0% and 3.7% for the three months ended March 31, 2013 and 2012, respectively.

General and Administrative. General and administrative expenses decreased by $150,000 to $841,000 for the three months ended March 31, 2013 from $991,000 for the three months ended March 31, 2012. General and administrative expenses as a percentage of net revenues were 19.5% and 22.6% for the three months ended March 31, 2013 and 2012, respectively.  General and administrative expenses include $48,000 and $142,000 of stock based compensation cost for the three months ended March 31, 2013 and 2012, respectively.  A decrease in legal costs also contributed to the decrease in general and administrative expenses.

Accounts Payable Write Off and Gain on Forgiveness of Debt   During the three months ended March 31, 2013, the Company entered into cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses. As a result of these agreements, the Company recorded a gain on forgiveness of debt of $50,000 for the three months ended March 31, 2013. During the three months ended March 31, 2012, the Company recorded a gain on forgiveness of debt of $113,000 Also, the Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable with written contract more than four years old with no current activity and two years when there is no written agreement. The Company recorded a gain of $8,000 related to these write-offs which was included in accounts payable write-off.   .

Interest Expense, net.  Interest expense, net decreased $29,000, or 10.2%, to $254,000 for the three months ended March 31, 2013 from $283,000 for the three months ended March 31, 2012. The most significant factor in the reduction of interest expense was certain vendor settlements that ended the assessment of late payment charges.  Interest expense related to the secured promissory notes was $54,000 and $100,000 for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

At March 31, 2013, we had $369,000 in cash as compared to cash of $388,000 at December 31, 2012.  The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $8.4 million at March 31, 2013 and negative $7.5 million at December 31, 2012.

Significant changes in cash flows from March 31, 2013 as compared to March 31, 2012:

Net cash used in operating activities was $293,000 for the three months ended March 31, 2013 as compared to net cash provided by operating activities of $132,000 for the three months ended March 31, 2012. The most significant non-cash items that were added back to the $592,000 net loss were a decrease in accounts receivable of $510,000 and an increase in accounts payable of $254,000.  In addition to the net loss, payments on vendor settlements of $160,000 also reduced cash from operations.

Net cash used in investing activities was $110,000 for the three months ended March 31, 2013 which consisted of $49,000 of equipment purchases and $61,000 of capitalized software development costs. Net cash used in investing activities of $14,000 for the three months ended March 31, 2012 was for the purchase of equipment.

Net cash provided by financing activities for the three months ended March 31, 2013 was $384,000 and consisted primarily of net proceeds exceeding payments on the Company’s credit line by $394,000. Net cash used in financing activities for the three months ended March 31, 2012 primarily consisted of $107,000 of principal payments on lines of credit.

The Company had a working capital deficit of $8,364,000 and had a total stockholders’ deficit of $11,236,000 as of March 31, 2013.  The Company had a net loss of $592,000 for the three months ended March 31, 2013. The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7), principal and interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6). The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences, including cessation of operations, to the Company at any time.

If the Company were to require additional financings in order to fund ongoing operations, there can be no assurance that it will be successful in completing the required financings, that could ultimately cause the Company to cease operations.    The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2012 states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Effective October 12, 2012 the Company secured a new credit facility with Transportation Alliance Bank, Inc. (“TAB Bank”).  and entered into agreements with Moriah to pay off its debt. The Company has secured a $3,000,000 senior credit facility with TAB Bank pursuant to which the Company is permitted to borrow $3,000,000, up to 85% of its eligible accounts, at any time until the maturity date of September 29, 2014. This facility generally accrues interest at the greater of (i) 9.50% per annum, or (ii) the sum of the lender’s stipulated prime rate plus 6.25%.  The Company initially borrowed $1,338,000 from this facility and had borrowed $2,068,000 as of March 31, 2013.  The loan provides for interest-only monthly payments, is generally secured by all the Company’s assets but subject to certain prior liens, and includes financial covenants pertaining to cash flow coverage of interest and fixed charges and a requirement for a minimum level of tangible net worth.

Effective October 12, 2012 the Company renegotiated terms with its secured note holders. The renegotiated terms included conversion of certain loan balances to common stock, the issuance of warrants and the establishment of new payment terms. The secured note holders converted $1,521,843 that the Company owed into 10,145,523 shares of common stock at $0.15 per share and the Company issued warrants with a term of seven years to purchase 1,521,843 shares of common stock at an exercise price of $0.01 per share. The value associated with these warrants is $101,000.  The remaining outstanding balance of $2,374,281, of which $764,221 is eligible to be converted to common stock at the election of the lenders at a rate of $0.50 per share of common stock, included $878,466 owed to related parties. This remaining balance will be paid in interest only payments of approximately $12,000 per month from January 1, 2013 through September 1, 2013 followed by principal and interest payments of approximately $72,000 per month from September 1, 2013 until September 30, 2014. Of the remaining balances $923,576 will mature on September 30, 2014 with the final payment of all principal and accrued interest at maturity on December 31, 2014. As part of the renegotiated terms with the secured note holders the Company issued additional warrants with a term of seven years to purchase 2,145,000 shares of common stock at a price of $0.25 per share and 650,000 shares of common stock at a price of $0.01 per share.  The value associated with these secured note holder warrants was $91,000 and was be recorded as an offset to the principal balance of the secured notes and, beginning in October 2012, is being amortized into interest expenses over the term of the notes using the effective interest method.  The warrants are valued using the Black-Scholes formula.  The Company recognized a $472,000 gain on the conversion of debt to common stock for the year ended December 31, 2012.

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

Goodwill

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At March 31, 2013, management does not believe there is any impairment in the value of goodwill.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at March 31, 2013 and December 31, 2012. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of March 31, 2013 and December 31, 2012, our net operating loss carryforwards for federal tax purposes were approximately $40 million and $39 million, respectively.  These net operating losses occurred subsequent to our business combination in December 2006.

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

Contractual Obligations

We have no capital lease obligations at March 31, 2013. The operating lease for our corporate offices expires March 31, 2014 with a monthly lease payment of $14,000.  There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations.

The following table reflects a summary of our contractual obligations at March 31, 2013:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

 See Risk Factors in the Form 10-K filed by the Company on April 1, 2013

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

INTERMETRO COMMUNICATIONS, INC.

Dated: May 15, 2013	By:	\s\ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: May 15, 2013	By:	\s\ David Olert
David Olert
Chief Financial Officer