Form 10-Q
period 2013-06-30
InterMetro Communications, Inc.
filed 2013-08-14
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

(805) 433-8000
(Registrant's Telephone Number,
(Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐     Accelerated Filer    ☐     Non-accelerated filer    ☐     Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

As of August 10, 2013 there were 82,219,327 shares outstanding of the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash	$363	$388
Accounts receivable, net of allowance for doubtful accounts of $150 at June 30, 2013 and December 31, 2012	1,362	1,959
Deposits	52	47
Prepayments and other current assets	146	101
Total current assets	1,923	2,495
Property and equipment, net	145	120
Software development in progress	322	149
Goodwill	450	450
Other assets	4	4
Total Assets	$2,844	$3,218

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable, trade	$3,006	$2,066
Accrued expenses	3,738	4,033
Deferred revenues and customer deposits	199	281
Borrowings under line of credit facilities	1,977	1,675
Current portion of note payable to former ATI shareholder	40	40
Current portion of vendor settlements	763	1,676
Secured promissory notes, including $879 from related parties net of debt discount of $164 and $246 at June 30, 2013 and December 31, 2012, respectively	624	184
Total current liabilities	10,347	9,955

Long-term portion of note payable to former ATI shareholder	107	127
Long-term vendor settlements	790	872
Long-term secured promissory notes	2,573	2,956
Total liabilities	13,817	13,910

Commitments and contingencies (Note 12 )

Stockholders' Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 537,103 and 222,103 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1	1
Common stock — $0.001 par value; 150,000,000 shares authorized; 82,219,327 and 81,689,238 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	82	82
Additional paid-in capital	31,392	30,963
Accumulated deficit	(42,448)	(41,738)
Total stockholders' deficit	(10,973)	(10,692)
Total Liabilities and Stockholders' Deficit	$2,844	$3,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$2,877	$4,947	$7,200	$9,338
Network costs	2,432	3,783	6,130	7,054
Gross profit	445	1,164	1,070	2,284
Operating expenses
Sales and marketing	148	160	320	322
General and administrative (includes stock-based compensation of $9 and $36 for the three months ended June 30, 2013 and 2012, respectively, and $57 and $178 for the six months ended June 30, 2013 and 2012, respectively)	777	804	1,617	1,796
Total operating expenses	925	964	1,937	2,118
Operating (loss) income	(480)	200	(867)	166
Interest expense, net (includes amortization of debt discount of $48 and $3 for the three months ended June 30, 2013 and 2012, respectively and $82 and $10 for the six months ended June 30, 2013 and 2012, respectively)	271	294	526	576
Accounts payable write-off	—	(285)	—	(293)
Gain on forgiveness of debt	(633)	—	(683)	(113)

Net (loss) income	$(118)	$191	$(710)	$(4)
Basic net (loss) income per common share	$(0.00)	$0.00	$(0.01)	$0.00
Diluted net (loss) income per common share	$(0.00)	$0.00	$(0.01)	$0.00
Shares used to calculate basic net (loss) income per common share (in thousands)	82,059	70,262	82,045	71,926
Shares used to calculate diluted net (loss) income per common share (in thousands)	82,059	90,886	82,045	71,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Dollars in Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit
Balance at January 1, 2013	222,103	$1	81,689,238	$82	$30,963	$(41,738)	$(10,692)
Amortization of stock based compensation	—	—	—	—	57	—	57
Fair value of warrants issued in connection with Series A2 preferred stock	—	—	—	—	9	—	9
Issuance of Series A2 preferred stock	370,000	—	—	—	361	—	361
Conversion of preferred shares to common stock	(55,000)	—	366,300	—	—	—	—
Warrants exercised	—	—	163,789	—	2	—	2
Net loss for the six months ended June 30, 2013	—	—	—	—	—	(710)	(710)
Balance at June 30, 2013	537,103	$1	82,219,327	$82	$31,392	$(42,448)	$(10,973)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(710)	$(4)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	24	17
Stock based compensation	57	178
Amortization of debt discount	82	10
Accounts payable write-off	—	(293)
Gain on forgiveness of debt	(683)	(113)
(Increase) decrease in assets:
Accounts receivable	485	(218)
Prepayments and other current assets	(50)	107
Increase (decrease) in liabilities:
Accounts payable	940	115
Accrued expenses	(320)	793
Vendor settlements	(312)	(480)
Deferred revenues and customer deposits	30	201
Net cash (used in) provided by operating activities	(457)	313

Cash flows from investing activities:
Purchase of property and equipment	(49)	(33)
Software development in progress	(173)	—
Net cash used in investing activities	(222)	(33)

Cash flows from financing activities:
Principal payments on lines of credit	(6,675)	(100)
Proceeds from line of credit	6,977	—
Proceeds from issuance of Series A2 preferred stock	370	—
Principal payments on note payable to former shareholder	(20)	(13)
Proceeds from exercise of warrants	2	—
Net cash provided by (used in) financing activities	654	(113)

Net (decrease) increase in cash	(25)	167
Cash at beginning of period	388	390
Cash at end of period	$363	$557

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1 — Nature of Operations and Summary of Significant Accounting Policies

Company Background - InterMetro Communications, Inc., (hereinafter, "InterMetro" or the "Company") is a Nevada corporation which, through its wholly owned subsidiary, InterMetro Communications, Inc. (Delaware) (hereinafter, "InterMetro Delaware"), is engaged in the business of providing voice over Internet Protocol ("VoIP") communications services. The Company owns and operates state-of-the-art VoIP switching equipment and network facilities that are utilized to provide traditional phone companies, wireless phone companies, calling card companies and marketers of calling cards with wholesale voice and data services, and voice-enabled application services. The Company's customers pay the Company for minutes of utilization or bandwidth utilization on its national voice and data network and the Company's calling card marketing customers pay per calling card sold. The Company's headquarters is located in Simi Valley, California.

Basis of Presentation - The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2012 which are included in Form 10-K filed by the Company on April 1, 2013.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had a working capital deficit of $8,424,000 and had a total stockholders' deficit of $10,973,000 as of June 30, 2013. The Company had a net loss of $710,000 for the six months ended June 30, 2013. In addition, the Company's revenue for the six months ended June 30, 2013 was $7.2 million as compared to $9.3 million for the six months ended June 30, 2012. The Company's ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations. Obligations to the Company's debt holders include interest and principal payments to its secured note holders (see Note 7), principal and interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6). The loan under the revolving line of credit is secured by substantially all of the Company's assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences, including cessation of operations to the Company at any time.

 If the Company were to require additional financings in order to fund ongoing operations, there can be no assurance that it will be successful in completing the required financings, that could ultimately cause the Company to cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company's independent registered public accounting firm relating to the year ended December 31, 2012 states that there is substantial doubt about the Company's ability to continue as a going concern.

Management believes that the losses in current and past years were primarily attributable to continued decline in revenue and additional costs incurred relating to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base, in order for the Company to become profitable. This resulted in the Company taking on debt and delaying payment to certain vendors. The Company may be required to obtain other financing during the next twelve months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company's ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. Management continues to work with its historical vendors in order to secure the continued extension of credit. Management believes that cash flows from operations and additional debt conversions are integral to management's plan to retire past due obligations and be positioned for growth. No assurance can be given, however, that the Company will be successful in restructuring its debt on terms favorable to the Company or at all. Should the Company be unsuccessful in this restructuring, material adverse consequences to the Company could occur such as cessation of its operations. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company's stockholders.

Principles of Consolidation - The consolidated financial statements include the accounts of InterMetro, InterMetro Delaware, and InterMetro Delaware's wholly owned subsidiary, Advanced Tel, Inc. ("ATI"). All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, additional allowances may be required.

Network Costs - The Company's network costs consist of telecommunication costs, leasing collocation facilities and certain build-outs, and depreciation of equipment related to the Company's network infrastructure. It is not unusual in the Company's industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor. As a result, the Company currently has disputes with vendors that it believes did not bill certain network charges correctly. The Company's policy is to include amounts that it intends to dispute or that it has disputed in a reserve account as an offset to accounts payable if management believes that the facts and circumstances related to the dispute provide probable support that the dispute will be resolved in the Company's favor.

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

Software Development Costs – Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized technological costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues of a product to the total of current and anticipated future gross revenues for the product. As of June 30, 2013 and December 31, 2012, the Company had capitalized software development costs of approximately $322,000 and $149,000, respectively, for the development of a software that facilitates the routing of call traffic through lowest cost networks. Since the capitalized software is not yet available for general release to customers, no amortization of software development costs was incurred for the three and six month periods ended June 30, 2013 and 2012.

Impairment of Long-Lived Assets - The Company assesses impairment of its long-lived assets in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360, "Property, Plant and Equipment". An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include:

●	significant underperformance relative to expected historical or projected future operating results;

●	significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business; and

●	significant negative industry or economic trends.

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

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 "Goodwill and Other". FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values. At June 30, 2013 and December 31, 2012, management does not believe there is any impairment in the value of goodwill.

Stock-Based Compensation - The Company has applied FASB ASC 718 "Compensation – Stock Compensation." For grants to its employees under its 2004 plan and 2007 plan, the Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of a peer group of publicly traded entities. The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC's Staff Accounting Bulletin No. 107, "Share-Based Payment." The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company granted options under its 2007 plan during the six months ended June 30, 2013 and 2012 (see Note 10).

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short term debt. The Company maintains its cash with a major financial institution located in the United States. The balances at each financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Periodically throughout the year, the Company maintains balances in excess of federally insured limits. The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers and services provided from vendors. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information.

The Company had ten customers which accounted for 71% and 75% of net revenues for the six months ended June 30, 2013 and 2012, respectively. The Company had accounts receivable balances from two and three customers that accounted for 21% and 59% of total accounts receivable at June 30, 2013 and December 31, 2012, respectively.

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

Basic and Diluted Net Income (Loss) per Common Share - Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes dilution for potential common stock issuances when the warrants, options or common stock conversion rights underlying those potential issuances are below the then fair market value of the Company's common stock and have intrinsic value. As the Company reported a net loss for the three and six months ended June 30, 2013 and the six months ended June 30, 2012, the conversion of promissory notes and the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive. A total of 20,623,550 potential common stock issuances were included in the calculation of diluted net income for the three months ended June 30, 2012.

Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company's consolidated financial statements.

2 — Acquisition and Intangible Assets

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc, ("ATI") the Company's wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties ("Purchase Agreement") when the Company purchased ATI in 2006. On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012. As part of the settlement the Company voided the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller returned to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement. All shares were returned to the Company's Treasury. The Company will pay the seller a total of $200,000, of which $147,000 remains unpaid at June 30, 2013 and subject to timely monthly payments through March 2017.

The Company has developed an integration plan for utilizing the Company's network to carry the ATI customer traffic. The execution of this plan is expected to result in a significant cost savings that was used in the present value of net cash flows analysis that supports the carrying value of ATI Goodwill which was $450,000 at June 30, 2013 and December 31, 2012.

3 — Prepayments and Other Current Assets

The following is a summary of the Company's prepayments and other current assets (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Employee advances	$69	$69
Prepaid expenses	77	32
Prepayments and other current assets	$146	$101

4 — Property and Equipment

The following is a summary of the Company's property and equipment (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Telecommunications equipment	$3,416	$3,378
Computer equipment	203	203
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	97	86
Total property and equipment	3,823	3,774
Less: accumulated depreciation and amortization	(3,678)	(3,654)
Property and equipment, net	$145	$120

Depreciation expense included in network costs was $8,000 and $6,000 for the three months ended June 30, 2013 and 2012, respectively and $16,000 and $12,000 for the six months ended June 30, 2013 and 2012, respectively. Depreciation and amortization expense included in general and administrative expenses was $5,000 and $2,000 for the three months ended June 30, 2013 and 2012, respectively and $8,000 and $5,000 for the six months ended June 30, 2013 and 2012, respectively.

5 — Accrued Expenses

The following is a summary of the Company's accrued expenses (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Commissions, network costs and other general accruals	$1,518	$1,994
Accrued USF and sales tax	1,147	1,235
Deferred payroll and other payroll related liabilities	551	544
Interest due on convertible promissory notes and other debt	355	90
Payments due to third party providers	167	170
	$3,738	$4,033

6 — Vendor Settlements, Contingent Gains and Gain of Forgiveness of Debt

During the six months ended June 30, 2013, the Company entered into cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses and also made final payments on two payment plans that resulted in the realization of contingent gains. As a result of these agreements and realization of contingent gain, the Company recorded a gain on forgiveness of debt of $633,000 and $683,000 for the three and six months ended June 30, 2013, respectively. At June 30, 2013, the balance in vendor settlements payable was $1,553,000 including $191,000 of deferred gains subject to timely payments. The settlements will be paid in periods ranging from one to forty three months with an aggregate monthly payment of approximately $62,000. The Company may continue to approach vendors to enter into similar agreements as well as continue to write-off certain accounts payable under statute of limitations.

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

7 — Secured Promissory Notes

2008 Bridge Loan - In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties. In 2008 the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors, for a total of $1,920,000. The secured notes were issued on January 16, 2008 and were scheduled to mature 13 to 18 months after issuance ("2008 Bridge Loan"). The 2008 Bridge Loan was extended in 2009 to July 15, 2010, and then modified on October 5, 2010 ("2008 Bridge Loan Modification") to be paid in quarterly installments, of interest, fees and principal, commencing March 31, 2011 and concluding on July 15, 2012. The 2008 Bridge Loan bears interest at a rate of 13% per annum and contain an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note. The 2008 Bridge Loan is collateralized by substantially all of the assets of the Company. Since inception, the Company has incurred $1,509,000 in interest and fees, including $43,000 and $83,000 during the three months ended June 30, 2013 and 2012, respectively and $85,000 and $165,000 during the six months ended June 30, 2013 and 2012, respectively.

In connection with the notes, the Company originally issued two common stock purchase warrants for every dollar received or 3.84 million common stock purchase warrants with an exercise price of $1.00, (the "Initial Warrants" and the "Additional Warrants", collectively the "2008 Bridge Origination Warrants"). These 2008 Bridge Origination Warrants contained terms which resulted in 3.84 million shares of common stock being issued in 2009, in accordance with those terms, to extinguish the 2008 Bridge Origination Warrants. In exchange for the first extension of the due date from July 15, 2009 to July 15, 2010 the holder received a common stock purchase warrant ("Extension Warrants") for each dollar of principal with an exercise price of $0.50 per share that were set to expire on July 14, 2016. The 2008 Bridge Loan Modification extends the term of Extension Warrants to July 14, 2018. In exchange for the 2008 Bridge Loan Modification the holder received a common stock purchase warrant ("2010 Extension Warrants") for each dollar of principal with an exercise price of $0.01 per share that will expire on October 5, 2017. The value associated with the 2010 Extension Warrants was $11,000 and was recorded as an offset to the principal balance of the secured notes and is being amortized into interest expenses over the term of the notes using the effective interest method. The warrants were valued using the Black-Scholes formula.

The "Initial Warrants" also contained a put feature which gave the holder the option to put the warrant back to the Company for $0.15 per share and had been carried as a liability in the Company's financial statements. The put feature was eliminated pursuant to the 2008 Bridge Loan Modification and the $288,000 related liability was reclassified to equity.

2009 Bridge Loan- In November and December 2008, two related party secured note holders advanced an additional $310,000 and in 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum. On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement ("2009 Bridge Loan") with the advance lenders. Per the 2009 Bridge Loan, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010, and then subsequently modified on October 5, 2010 ("2009 Bridge Loan Modification") to be paid in quarterly installments, of interest, fees and principal, commencing November 30, 2010 and concluding February 28, 2012. On November 30, 2010 the note holders waived their initial installment payment for 60 days to receive their first installment payment as of January 31, 2011. The 2009 Bridge Loan accrues interest at 13% per annum and contains an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note. The 2009 Bridge Loan is collateralized by substantially all of the assets of the Company. Since inception, the Company has incurred $376,000 in interest and fees, including $12,000 and $21,000 during the three months ended June 30, 2013 and 2012, respectively and $24,000 and $39,000 during the six months ended June 30, 2013 and 2012, respectively.

As was the case for the 2008 Bridge Loan warrants, the provisions of the 2009 Bridge Loan warrants included terms that resulted in the company providing shares of common stock in lieu of exercise under certain conditions, which conditions occurred on June 12, 2009 and resulted in the issuance of 1,387,500 common stock to extinguish the 2009 Bridge Original Warrants. In exchange for the 2009 Bridge Loan Modification the holder received a common stock purchase warrant ("2010 Extension Warrants") for each dollar of principal with an exercise price of $0.01 per share that expire on October 5, 2017. The value associated with the 2010 Extension Warrants was $3,000 and was recorded as an offset to the principal balance of the secured notes and is being amortized into interest expenses over the term of the notes using the effective interest method. The warrants were valued using the Black-Scholes formula.

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $23,000 and $1,000 for the three months ended June 30, 2013 and 2012, respectively and $34,000 and $3,000 for the six months ended June 30, 2013 and 2012, respectively . The net amount of the notes was $2,329,000 and $2,319,000 as of June 30, 2013 and December 31, 2012, respectively. The Company did not make certain scheduled interest payments on both the 2008 and 2009 Bridge Loans during the six months ended June 30, 2013. It has not received a notice of cure or default from any of the note holders in response to the non-payments.

Effective October 12, 2012 the Company renegotiated terms with its secured note holders. The renegotiated terms included conversion of certain loan balances to common stock, the issuance of warrants and the establishment of new payment terms. The secured note holders converted $1,521,843 that the Company owed into 10,145,523 shares of common stock at $0.15 per share and the Company issued warrants with a term of seven years to purchase 1,521,843 shares of common stock at an exercise price of $0.01 per share. The value associated with these warrants is $101,000. The remaining outstanding balance of $2,374,281, of which $764,221 is eligible to be converted to common stock at the election of the lenders at a rate of $0.50 per share of common stock, included $878,466 owed to related parties. This remaining balance is payable in interest only payments of approximately $12,000 per month from January 1, 2013 through September 1, 2013 followed by principal and interest payments of approximately $72,000 per month from September 1, 2013 until September 30, 2014. Of the remaining balances $923,576 will mature on September 30, 2014 with the final payment of all principal and accrued interest at maturity on December 31, 2014. As part of the renegotiated terms with the secured note holders the Company issued additional warrants with a term of seven years to purchase 2,145,000 shares of common stock at a price of $0.25 per share and 650,000 shares of common stock at a price of $0.01 per share. The value associated with these secured note holder warrants is $91,000 and was recorded as an offset to the principal balance of the secured notes and, beginning in October 2012, amortized into interest expenses over the term of the notes using the effective interest method. The warrants are valued using the Black-Scholes formula. During the year ended December 31, 2012, the Company recognized a $472,000 gain on the conversion of debt to common stock.

 The renegotiated terms included, in addition to the conversion of certain amounts owed into common stock, the conversion of any remaining accrued interest into the new secured promissory notes. As a result accrued interest of $1,514,000 was converted and included in balance of the promissory notes due.

Also effective October 12, 2012, the Company entered into agreements with Moriah Capital, L.P. ("Moriah") to retire the Company's existing credit facility and to cancel Moriah's put option to purchase 6,008,500 shares of the Company's common stock. The Company paid $1,800,000 of the $2,050,000 outstanding principal on the credit facility, plus $45,000 in accrued interest and fees. The Company executed a new promissory note for the remaining $250,000 in principal and $737,500 for the value associated with the put option, resulting in a total note principal of $987,500. Of this amount, $250,000 is due on September 30, 2013 and the remaining principal and accrued interest are due on September 30, 2014. The note accrues interest at the rate of 9% per annum and Moriah may convert the balance owed into shares of common stock with unpaid principal amounts converted at the rate of $0.25 per share and any unpaid accrued interest at the rate of $0.30 per share (see Note 11). During the three and six months ended June 30, 2013, the Company incurred interest and fees totaling $88,000 and $176,000, respectively, in connection with this note. Certain interest and fee payments have not been made as scheduled and the Company has not received a notice of default from Moriah.

8 — Long-Term Debt

The Company's long-term debt consists of the following:

	June 30, 2013	December 31, 2012
	(unaudited)

Vendor settlements	$1,553	$2,548

Secured promissory notes	3,197	3,140

Note payable to former shareholder	147	167

Less: Current portion of long-term debt, net of debt discount	(1,427)	(1,900)

Long-term debt, net of debt discount	$3,470	$3,955

A summary of future maturities of long-term debt for the twelve months ending June 30th are as follows:

2013	$1,594

2014	2,965

2015	330

2016	172

$5,061

9 — Preferred and Common Stock

Preferred Stock - On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued and outstanding. On November 19, 2009, the Company filed its Certificate of Designation ("C.D.") and designated a Series A Preferred stock by resolution of the board of directors. The C.D. authorized the sale of 250,000 shares of Series A preferred stock at $1.00 per share, with additional rights, preferences, restrictions and privileges as filed with the Nevada Secretary of State. In January 2013 a stockholder and secured note holder elected to convert all of the 25,000 outstanding shares of Series A preferred shares into 166,500 shares of common stock. As of June 30, 2013 no shares of Series A preferred stock were outstanding and, at December 31, 2012, 25,000 shares of Series A preferred stock were issued and outstanding at $1.00 per share.

On October 12, 2012, the Company filed a C.D. and designated a Series A2 preferred stock authorizing the sale of 1,000,000 non-voting shares of Series A2 preferred stock at $1.00 per share. The shares have a liquidation preference of $1.25 per share plus payment of any accrued but unpaid dividends. To the extent that the Series A2 Preferred Shares have not been otherwise redeemed or converted by December 31, 2013, the Company may redeem all or any portion of such shares at any time after December 31, 2013 at the liquidation preference amount. Also on October 12, 2012, the Company sold 297,103 shares of Series A2 preferred stock together with warrants to purchase 297,103 shares of common stock at an exercise price of $0.20 per share in exchange for a total purchase price of $297,103. The securities were sold to accredited investors in a private placement exempt from registration under Regulation D of the Securities Act of 1933, as amended. The Series A2 preferred stock may be converted into shares of common stock at a conversion rate of 6.66 shares of common stock for each share of Series A2 preferred. The value associated with the Series A2 warrants was $5,000 and the warrants were valued using the Black-Scholes formula. In December 2012, some of the shareholders elected to convert an aggregate of 100,000 Series A2 preferred shares into 666,000 shares of common stock. In January 2013, a shareholder elected to convert 30,000 shares of Series A2 preferred shares into 199,800 shares of common stock.

On June 28, 2013, the Company sold 370,000 shares of Series A2 Preferred Stock together with warrants to purchase 370,000 shares of common stock at an exercise price of $0.20 per share in exchange for a total purchase price of $370,000. The securities were sold to accredited investors in a private placement exempt from registration under Regulation D of the Securities Act of 1933, as amended. The Series A2 preferred stock may be converted into shares of common stock at a conversion rate of 6.66 shares of common stock for each share of Series A2 preferred. The value associated with the accompanying warrants was $9,000 and determined using the Black-Scholes formula.

Common Stock - As of June 30, 2013 and December 31, 2012, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 82,219,327 and 81,689,238 shares, respectively, were issued and outstanding.
.
Exercise of Warrants – During the six months ended June 30, 2013, the Company issued 163,789 shares of its common stock pursuant to the exercise of warrants and received proceeds of approximately $2,000 in connection with the issuance.

10 — Stock Options and Warrants

2004 Stock Option Plan - Effective January 1, 2004, the Company's Board of Directors adopted the 2004 Stock Option Plan for Directors, Officers, and Employees of and Consultants to InterMetro Communications, Inc. (the "2004 Plan"). A total of 5,730,222 shares of the Company's common stock had been reserved for issuance under the 2004 Plan. Upon shareholder ratification of the 2004 Plan pursuant to the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 6, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

The Company had granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 1,261,418 expired as of June 30, 2013. In 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options. The remaining 3,221,081 were fully vested at June 30, 2013 and were originally granted with exercise prices ranging from $0.04 to $0.97 per share. On November 15, 2010, in order to provide continued economic incentive to option holders, most of which were issued at prices that were "out of the money", the Board of Directors authorized a re-pricing of all the stock options under the 2004 Plan to $0.01, the closing price of the Company's common stock on that day.

Omnibus Stock and Incentive Plan – Effective January 19, 2007, the Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the "2007 Plan") for directors, officers, employees, and consultants. The shareholders ratified the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission which was declared effective on May 10, 2007. Any employee or director of, or consultant for the Company or any its subsidiaries or other affiliates were eligible to receive awards under the 2007 Plan. The Company has reserved 26,099,040 shares of common stock for awards under the 2007 Plan. The 2007 Plan specifically prohibits the re-pricing of any stock options awarded under this plan.

In November 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant. 1,050,000 of such options have expired as of June 30, 2013. In October 2008, InterMetro granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years expiring 5 years from date of grant.

On March 22, 2012, the Company granted 13,500,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.04 per share to employees and directors. 6,750,000 of the options granted were immediately vested at the date of grant. The remaining 6,750,000 options vested 25% per quarter beginning with the quarter ended June 30, 2012 and were fully vested at June 30, 2013. In July 2012, the Company granted 200,000 stock options to purchase shares of common stock under the 2007 Plan at $0.07 per share to employees. 50,000 of the options granted were immediately vested at the date of grant. The remaining 150,000 options vest 12.5% per quarter beginning in the quarter ended December 31, 2012. In September 2012, the Company granted 100,000 stock options to purchase shares of common stock under the 2007 Plan at $0.08 per share to employees. 25,000 of the options granted were immediately vested at the date of grant. The remaining 75,000 options vest 12.5% per quarter beginning in the quarter ended December 31, 2012. In November 2012, the Company granted 250,000 stock options to purchase shares of common stock under the 2007 Plan at $0.08 per share to an employee. 125,000 of the options granted were immediately vested at the date of grant. The remaining 125,000 options vest 25% per quarter beginning in the quarter ending March 31, 2013. In February, 2013 the Company granted 350,000 stock options to purchase shares of common stock under the 2007 Plan at $0.10 per share to employees. 87,500 of the options granted were immediately vested at the date of grant. The remaining 262,500 options vest 12.5% per quarter beginning in the quarter ended June 30, 2013.

The Company recognized compensation expense of $9,000 and $36,000 related to the vesting of the stock option grants in the three months ended June 30, 2013 and 2012, respectively and $57,000 and $178,000 during the six months ended June 30, 2013 and 2012, respectively. The remaining fair value is being recognized on a straight line basis over the vesting terms. As of June 30, 2013, none of the Company's outstanding stock options under the 2007 Plan have been exercised.

The following presents a summary of activity under the Company's 2004 and 2007 Plans for the six months ended June 30, 2013 (unaudited):

	Number of Shares	Price per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	19,171,081		$—	$0.06	3.80	$1,112,897
Granted	350,000		0.10	0.10
Exercised	—		—	—
Forfeited/expired	—		—	—

Options outstanding at June 30, 2013	19,521,081	$		$0.06	3.45	$853,831

Options exercisable at June 30, 2013	19,088,268	$		$0.06	3.43	$851,878

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last day of the six month period ended June 30, 2013 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. This amount changes based on the fair market value of the Company's stock. As of June 30, 2013 there remain 9,799,040 shares available for grant.

Additional information with respect to the outstanding options at June 30, 2013 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.01	1,049,141	0.50	$0.01	1,049,141	$0.01
0.01	154,039	0.75	0.01	154,039	0.01
0.01	431,307	1.00	0.01	431,307	0.01
0.01	123,231	1.50	0.01	123,231	0.01
0.01	277,269	2.25	0.01	277,269	0.01
0.25	1,900,000	4.25	0.25	1,900,000	0.25
0.04	13,500,000	3.75	0.04	13,500,000	0.04
0.07	200,000	4.00	0.07	106,250	0.07
0.08	350,000	4.25	0.08	240,625	0.08
0.10	350,000	4.75	0.10	120,312	0.10
0.01	338,884	2.25	0.01	338,884	0.01
0.01	643,880	2.50	0.01	643,880	0.01
0.01	110,907	2.50	0.01	110,907	0.01
0.01	92,423	2.75	0.01	92,423	0.01
	19,521,081			19,088,268

As of June 30, 2013, there was $19,000 unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans. This cost will be amortized over an additional 7 quarters.

Warrants – As of June 30, 2013, a warrant to purchase 200,000 shares of common stock was outstanding with an equipment vendor. The warrant was issued in connection with a modification to an equipment purchase agreement during 2010 and has an exercise price of $0.01 per share. The warrant expires in January 2017.

On April 30, 2008, the Company negotiated a revolving line of credit, which, as amended in September 2008, November 2008, May 2009, January 2010, September 2010 and December 2010, March 31, 2011, June 30, 2011, September 30, 2011, November 30, 2011 and March 30, 2012 allowed the Company to borrow up to $2.4 million. Warrants to purchase 14,233,503 shares of the Company's common stock at an exercise price of $0.01 to $0.05 per share were granted in connection with securing and amending this credit facility. See Note 11 for a detail of the warrants issued in connection with this credit facility.

The Company has issued warrants to its secured note holders in connection with the execution of the loan agreements and subsequent amendments. Warrants to purchase an aggregate of 7,840,637 and 8,004,426 shares of the Company's common stock with exercise prices ranging from $0.01 to $0.50 were outstanding with these note holders as of June 30, 2013 and December 31, 2012, respectively. See Note 7 for further details of these warrants.

 11 — Credit Facilities

ATI Bank Line of Credit – ATI had a line of credit with Bank of America with an outstanding balance of $11,000 as of December 31, 2012. The line of credit was paid off and was closed at June 30, 2013.

Revolving Credit Facility - The Company entered into agreements, including a Loan and Security Agreement (as subsequently amended, the "Agreement"), effective as of April 30, 2008 with Moriah pursuant to which the Company could borrow up to $2,400,000 which was subsequently increased to $2,575,000 of which $175,000 was subsequently paid down. The Agreement has been amended several times (the "Amendments"). Amendment No. 13 extended the expiration to August 16, 2012. The balance that remained unpaid at August 16, 2012 expiration date and at September 30, 2012 was carried until October 12, 2012 when, as discussed below, the Company paid off the Moriah facility and secured a new credit facility with another lender.

Warrants to purchase 14,233,503 shares of the Company's common stock at an exercise price of $0.01 to $0.05 per share were granted in connection with securing and amending this credit facility. The expense recognized by the Company in the three months ended June 30, 2013 and 2012 from the amortization of the debt discount related to the warrants was $23,000 and $3,000, respectively and $47,000 and $7,000 for the six months ended June 30, 2013 and 2012, respectively. The Company calculated the fair value of the warrants using the following assumptions:

	June 30, 2013			June 30, 2012
Risk-free interest rate	0.34%	to	0.51%	0.42%
Expected lives (in years)	2.3	to	3.5 years	4.5 years
Dividend yield			0%	0%
Expected volatility			82.0%	82.0%
Forfeiture rate			0%	0%

Pursuant to the Agreement and Amendments Moriah could have sold certain warrants back to the Company for $737,500. The Company determined that the put options associated with the warrants caused the instrument to contain a net cash settlement feature. In accordance with FASB ASC 480 "Distinguishing Liabilities from Equity," the put option required liability treatment. As a result, the put warrant liability was recorded at the warrant purchase price of $737,500. The $737,500 put feature was converted and became part of the promissory note discussed in the following paragraph.

Effective October 12, 2012, the Company entered into agreements with Moriah retiring the Company's existing credit facility by paying Moriah $1,845,000 and issuing a promissory note in favor of Moriah in the principal amount of $987,500, $250,000 of which is due September 30, 2013. The balance, issued in consideration for the cancellation of Moriah's put option to purchase 6,008,500 shares of the Company's common stock, becomes due on September 30, 2014. The note accrues interest at the rate of 9% per annum and Moriah may convert the balance owed into shares of common stock with unpaid principal amounts converted at the rate of $0.25 per share and any unpaid accrued interest at the rate of $0.30 per share. Any warrants that were not previously priced at $0.01 per share of common stock were re-priced to $0.01 per share and the expiration date for all warrants will be September 30, 2019. The value associated with the re-pricing and expiration date extension of the Moriah warrants was $190,000 and was recorded as an offset to the principal balance of the note payable to Moriah and, beginning in October 2012, was amortized into interest expense over the term of the note using the effective interest method. The warrants were valued using the Black-Scholes formula. The Company will also make 26 bi-monthly fee payments of $11,000 pursuant to the agreements. Certain interest and fee payments have not been made as scheduled and the Company has not received a notice of default from Moriah.

The Company incurred interest expense in connection with Moriah of $22,000 and $76,000 for the three months ended June 30, 2013 and 2012 respectively, and $44,000 and $152,000 for the six months ended June 30, 2013 and 2012 respectively, and loan fees and amortization of loan costs of $66,000 and $72,000 for the three months ended June 30, 2013 and 2012 respectively, and $132,000 and $144,000 for the six months ended June 30, 2013 and 2012 respectively

Effective October 12, 2012, the Company secured a new credit facility with Transportation Alliance Bank, Inc. ("TAB Bank"). The Company has secured a $3,000,000 senior credit facility with TAB Bank pursuant to which the Company is permitted to borrow $3,000,000 or up to 85% of its eligible accounts, at any time until the maturity date of September 29, 2014. Borrowings under this facility generally accrue interest at the greater of (i) 9.50% per annum, or (ii) the sum of the lender's stipulated prime rate plus 6.25%. The Company is subject to various other fees as defined in the credit facility agreement. The Company initially borrowed $1,338,000 from this facility and had borrowed $1,977,000 and $1,663,660 as of June 30, 2013 and December 31, 2012, respectively. The loan provides for interest-only monthly payments, is generally secured by all of the Company's assets but subject to certain prior liens, and includes financial covenants pertaining to cash flow coverage of interest and fixed charges and a requirement for a minimum level of tangible net worth with which the Company was in compliance as of June 30, 2013. The company recognized $66,000 and $133,000 of interest expense related to the TAB credit facility during the three and six months ended June 30, 2013.

12 — Commitments and Contingencies

Facility Lease – The Company leases its facilities under a non-cancelable operating lease that expires on March 31, 2014 at an annual expense of $168,000. Rent expense for the Company's facilities for the three months ended June 30, 2013 and 2012 was $48,000 and was $96,000 for the six months ended June 30, 2013 and 2012.

Vendor Agreements – The Company has entered into agreements with its network partners and other vendors for various services which are, in general, for periods of twelve months and provide for month to month renewal periods.

Vendor Disputes – It is not unusual in the Company's industry to occasionally have disagreements with vendors relating to the amounts billed for services provided between the recipient of those services and the vendor, or in some cases, to receive invoices from companies that the Company does not consider a vendor. Management does not believe that any dispute settlement would have a material adverse effect on the Company's financial position or results of operations. Management reviews available information and determines the need for recording an estimate of the potential exposure when the amount is probable and estimable based on FASB ASC 450 "Contingencies."

The Company has periodically received "credit hold" and disconnect notices from major telecommunications carriers. Suspension of service by any major carrier could have a material adverse effect on the Company's operations and financial condition. These disconnect notices were generated primarily due to the non-payment of charges claimed by each carrier, including some amounts disputed by the Company. Service has been maintained with each carrier, although further notices are possible if the Company is unable to make timely payments to its counterparties or to resolve the disputed amounts. Such payments would be in addition to current charges generated with such carriers.

The Company has received several notices from state and local regulatory and taxing authorities for its possible failure to file certain documents pertaining to the Company's wholly-owned subsidiary ATI. The amounts at issue with these potential filings are de minimis.

Legal Proceedings

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc, ("ATI") the Company's wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties ("Purchase Agreement") when the Company purchased ATI in 2006. On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012. As part of the settlement the Company voided the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller returned to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement. All shares were returned to the Company's Treasury. The Company will pay the seller a total of $200,000, of which $147,000 remains unpaid at June 30, 2013 and subject to timely monthly payments through March 2017.

A Network Service Provider – On October 26, 2011, the Company was served a complaint filed by a network service provider ("NSP") against the Company asserting various causes of action. The NSP claimed that the Company owed various charges totaling $150,926. The Company denies that it owes this amount and believes the NSP owes the Company higher amounts which offset this claim. The Company filed a cross-complaint against the NSP on December 1, 2011 for charges owed the Company totaling $280,403. The Company and the NSP settled the complaint and cross-complaint in March 2013 under mutually acceptable terms that will not have a material effect on the Company.

A Network Service Provider ("NSP2") – On May 9, 2013, the Company was served a complaint in California Superior Court filed by NSP2 against the Company asserting various causes of action. The NSP2 claimed that the Company owed charges totaling $204,736. The Company denies that it owes this amount based on technical failures of NSP2. The Company filed a cross-complaint on June 13, 2013 for damages, in excess of NSP2's asserted claims, due to costs and losses incurred by the Company related to measures taken to ensure continued network reliability to customers and the public. The Company has previously expensed all services related to NSP2 and does not anticipate any adverse material effect from this matter.

A Network Service Provider ("NSP3") – On July 19, 2013, the Company was served a complaint by NSP3 against the Company to collect an asserted $478,347 in overdue payments for services provided, as well as $750,000 in damages related to third-party matters with an ILEC for which NSP3 asserts the Company is responsible. Although the Company acknowledges portions of the overdue payments for services, and has previously expensed such amounts, it vigorously denies the majority of the assertions of the complaint. The case is currently in the discovery phase in U.S. District Court, District of Utah. Though unanticipated by management, any significant award for asserted damages could have a material adverse effect to the Company.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF). In 2009 and 2010 the Company did not make all of the payments claimed by the USAC in a timely manner and USAC transferred these unpaid amounts to the Federal Communications Commission (FCC) for collection. The FCC has transferred some of these unpaid amounts to the Department of the Treasury which worked with the Company to establish long term payment plans. Should any of the remaining unpaid amounts with the FCC transfer from the FCC to Treasury, additional fees, surcharges and penalties will be added to the amount due. As of June 30, 2013 and December 31, 2012, the Company has recorded an aggregate $1.2 million in connection with the USF. The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs. Failure to finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

13 — Income Taxes

At June 30, 2013 and December 31, 2012, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $40 million and $39 million, respectively, for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

The following is a summary of the Company's deferred tax assets and liabilities (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Current assets and liabilities:
Current assets and liabilities:
Deferred revenue	$80	$11
Allowance for doubtful accounts	60	60
Accrued expenses	362	263
Stock based compensation	23	99
	525	433
Valuation allowance	(525)	(433)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$126	$127
Net operating loss carryforward	15,857	15,715
	15,983	15,842
Valuation allowance	(15,983)	(15,842)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Six Months Ended June 30,
	2013	2012
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at June 30, 2013 and December 31, 2012.

The Company has applied the provision of FASB ASC 740, "Income Taxes" which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At June 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of June 30, 2013 and December 31, 2012, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America ("U.S.") and files tax returns in the U.S. federal jurisdiction and California (or various) state jurisdiction (s). The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008. The Company currently is not under examination by any tax authority.

14 — Cash Flow Disclosures

The table following presents a summary of the Company's supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Cash paid:
Interest	$142	$258

Non-cash information:
Fair value of warrant issued	$—	$1

15 — Related Party Transactions

Effective September 1, 2009, the Company entered into a consulting agreement with one of its board members to provide consulting services.  The Company was obligated to pay $6,250 per month plus out of pocket expenses for these services for the period September 1, 2009 to October 31, 2009, then $10,000 per month plus out of pocket expense and $15,000 beginning in February 2011.  The Company incurred consulting fees under this agreement in the amount of $45,000 for the three months ended June 30, 2013 and 2012 and $90,000 for the six months ended June 30, 2013 and 2012.

Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accrued expense is $182,000 at June 30, 2013 and December 31, 2012 for unpaid amounts.

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

We enhanced our network’s functionality by implementing Signaling System 7, or SS-7, technology. SS-7 allows access to customers of the local telephone companies, as well as customers of wireless carriers. SS-7 is the established industry standard for reliable call completion, and it also provides interoperability between our VoIP infrastructure and traditional telephone company networks.  While we expect to continue to add to capacity, as of June 30, 2013 and 2012, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure.  A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

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

Our Business Model

Historically, we have implemented our business plan through the expansion of our proprietary, cloud-based VoIP infrastructure. Since our inception, we have notably grown our customer base which now includes several large publicly traded telecommunications companies and retail distribution partners. In connection with the addition of customers and the provision of related voice services, we have expanded our national VoIP infrastructure.

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

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended June 30,
	2013	2012
Net revenues	100%	100%
Network costs	88	77
Gross profit	15	23
Operating expenses:
Sales and marketing	5	3
General and administrative	27	16
Total operating expenses	32	19
Operating (loss) income	(17)	4
Accounts payable write-off and gain on forgiveness of debt	23	6
Interest expense	(10)	(6)

Net (loss) income	(4)%	4%

Net Revenues. Net revenues decreased $2.0 million, or 41.8%, to $2.9 million for the three months ended June 30, 2013 from $4.9 million for the three months ended June 30, 2012. Though we have continued to increase new customers, this has been offset by the loss of certain customers combined with decreased revenues from existing customers.

Network Costs. Network costs decreased $1.4 million, or 35.7%, to $2.4 million for the three months ended June 30, 2013 from $3.8 million for the three months ended June 30, 2012.  Gross margin decreased to 15.5% for the three months ended June 30, 2013 from a gross margin of 23.5% for the three months ended June 30, 2012.  The increase in cost as a percentage of revenues and the decrease in gross margin were related primarily to changes in traffic patterns during the three months ended June 30, 2013.

Sales and Marketing. Sales and marketing expenses decreased $12,000, or 7.5% to $148,000 for the three months ended June 30, 2013 from $160,000 for the three months ended June 30, 2012. Sales and marketing expenses as a percentage of net revenues were 5.1% and 3.2% for the three months ended June 30, 2013 and 2012, respectively.  The decrease is primarily attributable to the decrease in ATI revenues from which agent commissions are paid.

General and Administrative. General and administrative expenses decreased $27,000 or 3.4% to $777,000 for the three months ended June 30, 2013 from $804,000 for the three months ended June 30, 2012. General and administrative expenses as a percentage of net revenues were 27.0% and 16.3% for the three months ended June 30, 2013 and 2012, respectively. General and administrative expenses for the three months ended June 30, 2013 included stock-based compensation of $9,000.

Accounts Payable Write Off and Gain on Forgiveness of Debt.   During the three months ended June 30, 2013 the Company made a final payment on a payment plan that resulted in the realization of a contingent gain and recorded a gain on forgiveness of debt of $633,000.  During the three months ended June 30, 2012, the Company recorded a gain of $285,000 related to accounts payable write-offs. The Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable with written contracts more than four years old with no current activity and two years when there is no written agreement.

Interest Expense, net. Interest expense, net decreased $23,000, or 7.8%, to $271,000 for the three months ended June 30, 2013 from $294,000 for the three months ended June 30, 2012. The most significant factor in the reduction of interest expense was certain vendor settlements that ended the assessment of late payment charges.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Six Months Ended June 30,
	2013	2012
Net revenues	100%	100%
Network costs	85	75
Gross profit	15	25
Operating expenses:
Sales and marketing	4	4
General and administrative	23	19
Total operating expenses	27	23
Operating (loss) income	(12)	2
Gain on forgiveness of debt	9	6
Interest expense	(7)	(4)

Net (loss) income	(10)%	0%

Net Revenues. Net revenues decreased approximately $2.1 million, or 22.9%, to $7.2 million for the six months ended June 30, 2013 from $9.3 million for the six months ended June 30, 2012. Though we have continued to increase new customers, this has been offset by a reduction in offering third party low margin services and attributable to both decreasing revenues from existing customers in certain areas and the loss of certain customers.   The addition of new customers and increased revenues from existing customers contributed approximately $2.0 million to revenue in the six months ended June 30, 2013. These gains were offset by an approximate $4.1 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.

Network Costs. Network costs decreased $924,000, or 13.1%, to $6.1 million for the six months ended June 30, 2013 from $7.0 million for the six months ended June 30, 2012.  Included within total network costs, variable network costs decreased by $867,000 to $5.7 million (79.2% of revenues) for the six months ended June 30, 2013 from $6.6 million (70.4% of revenues) for the six months ended June 30, 2012.  Fixed network costs decreased by $57,000 to $427,000 for the six months ended June 30, 2013 from $484,000 for the six months ended June 30, 2012, with the decrease coming primarily from the elimination of underutilized network components that were in operation during six months ended June 30, 2012.  Gross margin decreased to 14.9% for the six months ended June 30, 2013 from a gross margin of 24.5% for the six months ended June 30, 2012. The increase in variable cost as a percentage of revenues and the decrease in gross margin were related primarily to changes in traffic patterns during the six months ended June 30, 2013.

Sales and Marketing. Sales and marketing expenses were $320,000 for the six months ended June 30, 2013 and $322,000 for the six months ended June 30, 2012. Sales and marketing expenses as a percentage of net revenues were 4.4% and 3.4% for the six months ended June 30, 2013 and 2012, respectively.

General and Administrative. General and administrative expenses decreased $179,000 or 10.0% to $1.6 million for the six months ended June 30, 2013 from $1.8 million for the six months ended June 30, 2012. General and administrative expenses as a percentage of net revenues were 22.4% and 19.2% for the six months ended June 30, 2013 and 2012, respectively. General and administrative expenses for the six months ended June 30, 2013 included stock-based compensation of $57,000 as compared to $178,000 for the six months ended June 30, 2012.

 Accounts Payable Write Off and Gain on Forgiveness of Debt.   During the six months ended June 30, 2013, the Company made final payments on two payment plans that resulted in the realization of contingent gains and recorded a gain on forgiveness of debt of $683,000.  During the six months ended June 30, 2012, the Company entered into cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses.  As a result of these agreements, the Company recorded a gain on forgiveness of debt of $113,000 for the six months ended June 30, 2012.  Also, the Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable with a written contract more than four years old with no current activity and two years when there is no written agreement. The Company recorded a gain of $293,000 for the six months ended June 30, 2012 related to these write-offs which is included in accounts payable write-off.

Interest Expense, net.  Interest expense, net decreased $50,000, or 8.7%, to $526,000 for the six months ended June 30, 2013 from $576,000 for the six months ended June 30, 2012.  The most significant factor in the reduction of interest expense was certain vendor settlements that ended the assessment of late payment charges and the partial conversion of debt to equity in October, 2012.

Liquidity and Capital Resources

At June 30, 2013, we had $363,000 in cash as compared to cash of $388,000 at December 31, 2012.  The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $8.5 million at June 30, 2013 and negative $7.5 million at December 31, 2012.

Significant changes in cash flows from June 30, 2013 as compared to June 30, 2012:

Net cash used in operating activities was $457,000 for the six months ended June 30, 2013 as compared to cash provided by operations of $313,000 for the six months ended June 30, 2012. The most significant component of the change that contributed to a decrease in cash from operating activities was the $710,000 net loss and a non-cash gain on forgiveness of debt of $683,000.  A $940,000 increase in accounts payable and $485,000 decrease in accounts receivable offset the loss.  For the six months ended June 30, 2012, an increase in accrued expense and accounts payable of $908,000 and non-cash stock based compensation of $178,000 contributed to cash provided by operations.  These reconciling additions to cash from operations were offset by non-cash gains of $406,000.

Net cash used in investing activities for the six months ended June 30, 2013 was $222,000 and included the purchase of computer and network equipment of $49,000 and software development costs of $173,000. Net cash used in investing activities for the six months ended June 30, 2012 was $33,000 which was attributable to the purchase of computers and network-related equipment.

Net cash provided by financing activities for the six months ended June 30, 2013 was $654,000 and consisted primarily of $370,000 in proceeds from the sale of Series A2 preferred stock and net proceeds exceeding payments on the company’s credit line by $302,000.  Net cash used in financing activities for the six months ended June 30, 2012 of $113,000 consisted of $100,000 in payments on a line of credit and  $13,000 in payments on a note payable to a former shareholder.

The Company had a working capital deficit of $8,424,000 and had a total stockholders’ deficit of $10,973,000 as of June 30, 2013.  The Company had a net loss of $710,000 for the six months ended June 30, 2013. In addition, the Company’s revenue for the six months ended June 30, 2013 was $7.2 million as compared to $9.3 million for the six months ended June 30, 2012. The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7), principal and interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6). The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences, including cessation of operations to the Company at any time.

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

Management believes that the losses in current and past years were primarily attributable to continued decline in revenue and additional costs incurred relating  to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base, in order for the Company to become profitable. This resulted in the Company taking on debt and delaying payment to certain vendors.  The Company may be required to obtain other financing during the next twelve months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. Management continues to work with its historical vendors in order to secure the continued extension of credit. Management believes that cash flows from operations and additional debt conversions are integral to management’s plan to retire past due obligations and be positioned for growth.  No assurance can be given, however, that the Company will be successful in restructuring its debt on terms favorable to the Company or at all. Should the Company be unsuccessful in this restructuring, material adverse consequences to the Company could occur such as cessation of its operations.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

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

Effective October 12, 2012 the Company secured a new credit facility with Transportation Alliance Bank, Inc. (“TAB Bank”).  and entered into agreements with Moriah to pay off its debt. The Company has secured a $3,000,000 senior credit facility with TAB Bank pursuant to which the Company is permitted to borrow $3,000,000, up to 85% of its eligible accounts, at any time until the maturity date of September 29, 2014. This facility generally accrues interest at the greater of (i) 9.50% per annum, or (ii) the sum of the lender’s stipulated prime rate plus 6.25%.  The Company initially borrowed $1,338,000 from this facility and had borrowed $1,977,000 as of June 30, 2013.  The loan provides for interest-only monthly payments, is generally secured by all the Company’s assets but subject to certain prior liens, and includes financial covenants pertaining to cash flow coverage of interest and fixed charges and a requirement for a minimum level of tangible net worth.

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

Stock-Based Compensation.

The Company has adopted FASB ASC 718 "Compensation – Stock Compensation". The Company is applying the "modified prospective transition method" under which it continues to account for nonvested equity awards outstanding at the date of adoption of FASB ASC 718 in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB 25 in future periods to equity awards outstanding at the date it adopted FASB ASC 718, unless the options are modified or amended.

For grants to employees under the 2004 plan and 2007 plan in the year ended December 31, 2008, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Expected volatility is based on the historical volatility of a peer group of publicly traded entities. The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC's Staff Accounting Bulletin No. 107, "Share-Based Payment." The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Impairment of Long-Lived Assets

We assess impairment of our other long-lived assets in accordance with the provisions of FASB ASC 360, "Property, Plant and Equipment". An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include:

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

Goodwill

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired in accordance with FASB ASC 350, Goodwill and Other. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values. At June 30, 2013, management does not believe there is any impairment in the value of goodwill.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 "Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at June 30, 2013 and 2012. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Net Operating Loss Carryforwards

As of June 30, 2013 and December 31, 2012, our net operating loss carryforwards for federal tax purposes were approximately $40 million and $39 million, respectively. These net operating losses occurred subsequent to our business combination in December 2006.

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with FASB ASC 450 "Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

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

Contractual Obligations

We have no capital lease obligations at June 30, 2013. The operating lease for our corporate offices expires March 31, 2014 with a monthly lease payment of $14,000. There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations.

The following table reflects a summary of our contractual obligations at June 30, 2013:

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

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer were not able to conclude that the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Therefore, under Section 404 of the Sarbanne's-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

 See Risk Factors in the Form 10-K filed by the Company on April 1, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2013, the Company sold 370,000 shares of Series A2 Preferred Stock together with warrants to purchase 370,000 shares of common stock at an exercise price of $0.20 per share in exchange for a total purchase price of $370,000. The securities were sold to accredited investors in a private placement exempt from registration under Regulation D of the Securities Act of 1933, as amended. The value associated with the accompanying warrants was $9,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

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

INTERMETRO COMMUNICATIONS, INC.

Dated: August 14, 2013	By:	/s/ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: August 14, 2013	By:	/s/ David Olert
David Olert
Chief Financial Officer