Form 10-K
period 2013-12-31
InterMetro Communications, Inc.
filed 2014-04-15
CIK 1160142

U.S. SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the average of the bid and ask prices reported by the OTC Pink Sheets on June 30, 2013, was approximately $2.0 million.

There were 82,736,093 shares outstanding of the registrant’s Common Stock as of March 31, 2014.

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

We are the owners of one patent and two patent applications filed with the U.S. Patent and Trademark Office. Our patent relates to a system for routing toll free telephone calls. Both of our patent applications have been published. One patent application relates to the technology which combines instant messenger services with voice services. The other application relates to a method for transporting voice calls utilizing a combination of Internet Protocol and Asynchronous Transfer Mode.  We are working with legal counsel to make all necessary filings to advance the examination of both patent applications.  In January 2011, we filed a provisional patent with the U.S. Patent and Trademark Office relating to a proprietary system for lowest cost routing of voice calls over our network.

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

Employees

As of December 31, 2013, we had 24 employees, all of whom were full time and located in the United States. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

We have a working capital deficit of $12.1 million as of December 31, 2013 and a net loss for the year of $2.4 million.  Though we were profitable in the year ended December 2012, we had net losses in previous years and we will have to generate and sustain significant gross margin to maintain profitability. Our increasing gross margin growth trends in prior periods have not been sustainable, and we may not achieve sufficient revenue to maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and due to factors that we cannot foresee.  We have past due balances with certain vendors that may result in collection actions unless we settle them.  We may not generate sufficient funds to bring these accounts current.

The Independent Auditor’s Report covering the Company’s audited financial statements for the year ended December 31, 2013 contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.  As indicated in Note 1 to such financial statements, our ability to continue as a going concern will require additional financings if our ability to generate cash from operations does not fund required payments on our debt obligations.  Additionally, the Company has other significant matters such as vendor disputes and lawsuits that could have material adverse consequences to the Company, including possible cessation of operations.  While the Company is actively taking steps to address these issues (see Note 1), there can be no assurance that the Company will be successful in this regard.

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

A substantial portion of our revenue is generated from a limited number of our carrier customers. Our top 10 customers have accounted for approximately 65% and 79% of our revenues for the years ended December 31, 2013 and 2012, respectively. We expect that a limited number of carrier customers may continue to account for a significant percentage of our revenue and the loss of, or material reduction of, their purchases could materially decrease our revenue and profits and harm our business.

We have entered into a number of settlement and payment plans with vendors and our obligations under these plans may adversely affect our liquidity.

As a function of the losses the Company experienced in years prior to 2010, the Company delayed payments due to certain of its vendors.  During 2013, 2012, 2011 and 2010, we entered into a number of payment plan agreements with vendors, and we will continue to approach vendors to enter into similar agreements.   Although these agreements allowed the Company to record a gain on forgiveness of debt for 2013 and 2012 (see Note 6 to the Consolidated Financial Statements), our repayment obligations under the agreements entered into to date totals an aggregate of approximately $68,000 per month as of December 31, 2013. These obligations can be expected to have an adverse effect on our liquidity in the short to mid-term.

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

The Company had not made all of the payments claimed by the Universal Service Administrative Company (“USAC”) which administers the Universal Service Fund.  See Item 3 (Legal Proceedings) below for a description of this matter.  These unpaid amounts were transferred to the Federal Communications Commission (“FCC”) for collection, and the FCC has transferred some of these amounts to the Department of the Treasury, which has worked with the Company to establish long term payment plans.  The Company is continuing to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs.  The failure for any reason to finalize a payment plan, or the failure to satisfy the terms of any such plan once established, could be expected to have a material adverse effect on the Company and its financial condition and results of operations.

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

As of December 31, 2013, our executive officers, directors, and principal shareholders who hold 5% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 71.2% of our outstanding common stock. These shareholders are able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our shareholders.

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

Our management has identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2013, which, if not remediated, could result in material misstatements in our annual or interim financial statements in future periods.

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013. The deficiencies noted at December 31, 2013 were also identified as existing as of December 31, 2012.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in Simi Valley, California, where we lease a facility with 18,674 square feet of space for $14,000 per month under a lease that expired March 31, 2014 and we are renting our facility on a month by month basis as we negotiate a new lease. We believe that our space will be adequate for our needs and that suitable additional or substitute space in the future will be available to accommodate the foreseeable expansion of our operations. We also lease collocation space for our VoIP equipment in carrier class telecommunications facilities in major metropolitan markets throughout the U.S. and expect to add additional collocation facilities as we expand our VoIP network.

Item 3. Legal Proceedings

From time to time we may be involved in litigation of claims relating to disputes of the cost and quality of services provided by us, our network component vendors, providers of general and administrative services and employees. We may also be involved with litigation or claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. In the normal course of business, we may also be subject to claims arising out of our operations, and may file collection claims against delinquent customers.   We cannot predict the outcome of any of these proceedings at this time.  In cases where a Court has stayed proceeding, we can not predict how long the Court’s stay (if any) will remain in place.  In cases where the Company has settled the matter in exchange for future payments, the failure of the Company to honor the payment schedule could result in acceleration of the amount owed, or otherwise adversely impact the Company’s financial condition. A ruling against us in any of the proceedings listed below could have a material adverse impact on our operating results, financial condition and business performance.

A Network Service Provider (“NSP1”) – On May 9, 2013, the Company was served a complaint in California Superior Court filed by NSP1 against the Company asserting various causes of action.  The NSP1 claimed that the Company owed charges totaling $204,736.  The Company denies that it owes this amount based on technical failures of  NSP1.    The Company filed a cross-complaint on June 13, 2013 for damages, in excess of NSP1’s asserted claims, due to costs and losses incurred by the Company related to measures taken to ensure continued network reliability to customers and the public.  Discovery has not commenced and a court date has been set for late 2014.  The Company has previously expensed all services related to NSP1 and does not anticipate any adverse material effect from this matter.

A Network Service Provider (“NSP2”) – On January 17, 2014,  the Company settled, subject to payments, NSP2’s action to collect an asserted $478,347 plus interest, amongst other claims.  The Company has previously expensed the costs related to the NSP2 settlement.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2009 and 2010, the Company did not make all of the payments claimed by the USAC and the Federal Communications Commission (FCC). As of December 31, 2013 and 2012, the Company has recorded an aggregate $1.6 million in connection with the USF including balances under settlement arrangements.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs.  Failure to execute or finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the OTC Pink Sheets and trades under the symbol “IMTO.” At the close of business on March 31, 2014, there were 82,736,093 issued and outstanding common shares which were held by approximately 86 shareholders of record, of which 23,693,453 shares were freely tradable. The balance is restricted stock as that term is used in Rule 144 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Year	Quarter	High	Low
2014	First	$0.05	$0.05
2013	Fourth	0.086	0.05
	Third	0.086	0.085
	Second	0.14	0.08
	First	0.14	0.08
2012	Fourth	0.12	0.07
	Third	0.08	0.07
	Second	0.10	0.03
	First	0.05	0.03

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

Issued and Outstanding Shares

Effective March 14, 2012, the Company settled a lawsuit brought by a former employee and the former president of Advanced Tel, Inc. (“ATI”), the Company’s wholly owned subsidiary.  See Note 2 to the financial statements for a description of this matter.  Pursuant to the settlement, the Company has voided a total of 4,089,930 shares that were originally issued to the employee as part of the consideration for the acquisition of ATI.

In addition, pursuant to the settlement, the former employee returned 308,079 shares issued to him, also in connection with the Company’s acquisition of ATI.  Such 308,079 shares were transferred back to the Company incrementally, subject to the Company’s payment by the Company of a total of $200,000 in monthly installments through March 2017.

Unregistered Sales of Securities in 2013

During 2013, the Company issued 532,800 shares of its common stock pursuant to the conversion of Series A2 preferred stock. During 2013, the Company also issued 293,978 shares of its common stock pursuant to the exercise of warrants receiving proceeds of $2,940 in connection with the issuance. During 2013, the Company also issued 43,300 shares of its common stock to a consultant pursuant to a consulting services agreement as well as 176,744 shares through the cashless exercise of common stock warrants.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders:
2004 Stock Option Plan	3,221,081	$0.01	- 0-
2007 Omnibus Stock and Incentive Plan	16,300,000	$0.07	9,779,040

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

As of December 31, 2013, we had stock options to purchase 3,221,081 shares of our common stock outstanding under the 2004 Plan all fully vested and exercisable for a period of ten years from the date of initial grant by InterMetro. On November 15, 2010, in order to provide continued economic incentive to option holders, most of whose options were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of the stock options under the 2004 Plan to $0.01, the closing price of the Company’s common stock on that date. The Company recognized a charge of $14,000 related to the re-pricing.

For the fiscal years ended December 31, 2013 and 2012, InterMetro issued no stock options under the 2004 Plan.  As of December 31, 2013, 1,232,320 of the Company’s outstanding stock options issued pursuant to the 2004 Plan have been exercised.

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

The Company granted options under its 2007 Plan during the years ended December 31, 2013 and 2012.  As of December 31, 2013, none of the Company’s outstanding stock options issued pursuant to the 2007 Plan have been exercised.

Item 6. Selected Financial Data.

As a “smaller reporting company”, under SEC rules, this disclosure is not required.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements.

Overview

History . InterMetro began business as a VoIP on December 29, 2006 and began generating revenue at that time. Since then, we have increased our revenue to approximately $11.6 million for the year ended December 31, 2013.

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

Other significant fixed cost components of our VoIP infrastructure include private fiber-optic circuits and private managed IP bandwidth that interconnect our geographic markets, monthly leasing costs for the collocation space used to house our networking equipment in various geographic markets, local loop circuits that are purchased to connect our VoIP infrastructure to our customers and usage based vendors within each geographic market. Other fixed network costs include depreciation expense on our network equipment and monthly subscription fees paid to various network administrative services.

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

 Results of Operations

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Year Ended December 31,
	2013		2012

Net revenues	100%		100%
Network costs	89		77
Gross profit	11		23
Operating expenses:
Sales and marketing	4		3
General and administrative	25		17
Total operating expenses	29		20

Operating income (loss)	(18)		3

Interest expense	(9)		(6)
Gain on conversion of debt to common stock	—		2
Accounts payable write off and gain on forgiveness of debt	6		4
Net income (loss)	(21	) %	3%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Revenues.  Net revenues decreased $8.5 million, or 42.3%, to $11.6 million for the year ended December 31, 2013 from $20.1 million for the year ended December 31, 2012. Super storm Sandy in October 2012 had a significant negative impact on the telecommunications industry and, as a result, the Company’s revenues have been materially diminished in the current fiscal year. Though the addition of new customers and increased revenues from existing customers contributed approximately $2.5 million to revenue in the year ended December 31, 2013, these gains were offset by an approximate $10.9 million decrease in revenue attributable to the loss of customers or decreased revenue from existing customers.  Ten customers accounted for 64.8% and 78.6% of net revenues for the years ended December 31, 2013 and 2012, respectively.

Network Costs.  Network costs decreased $5.1 million, or 33.2%, to $10.3 million for the year ended December 31, 2013 from $15.4 million for the year ended December 31, 2012.  Included within total network costs, variable network costs decreased by $5.1million to $9.4 million (80.4% of revenues) for the year ended December 31, 2013 from $14.5 million (72.2% of revenues) for the year ended December 31, 2012.  Fixed network costs decreased by $32,000 to $919,000 for the year ended December 31, 2013 from $951,000 for the year ended December 31, 2012.  Gross margin decreased to 11.3% for the year ended December 31, 2013 from a gross margin of 23.1% for the year ended December 31, 2012.  The decrease in gross margin was related primarily to changes in traffic patterns and decrease in volume during the year ended December 31, 2013, such changes primarily attributable to the super storm Sandy event.

Sales and Marketing. Sales and marketing expenses decreased $184,000, or 28.4% to $463,000 for the year ended December 31, 2013 from $647,000 for the year ended December 31, 2012. Sales and marketing expenses as a percentage of net revenues were 4.0% and 3.2% for the year ended December 31, 2013 and 2012, respectively.  The decrease is related to the decrease in revenues from which sales commissions are incurred.

General and Administrative. General and administrative expenses decreased $417,000 or 12.5% to $2.9 million for the year ended December 31, 2013 from $3.3 million for the year ended December 31, 2012. General and administrative expenses as a percentage of net revenues were 25.2% and 16.6% for the years ended December 31, 2013 and 2012, respectively.  A decrease in payroll of $229,000 and a $137,000 reduction in legal fees contributed to the overall decrease in general and administrative expense from the previous period.  In addition, general and administrative expense for the twelve months ended December 31, 2013 included stock-based compensation of $66,000 and 2012 included stock-based compensation of $249,000.

Gain on Conversion of Debt to Common Stock.  In the year ended December 31, 2012, the Company recorded a gain related to secured note holders converting debt for common stock at $0.15 when the fair market value of the common stock was $0.08 share.

Accounts Payable Write Off and Gain on Forgiveness of Debt.  During the year ended December 31, 2013, the Company made final payments on two payment plans that resulted in the realization of contingent gains. In addition the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses.  As a result of these agreements and the final settlement payments, the Company recorded a gain on forgiveness of debt of $640,000 for the year ended December 31, 2013.  Also, the Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable with written contract more than four years old with no current activity and two years when there is no written agreement. The Company recorded a gain of $51,000 related to these write-offs which is included in accounts payable write-off.

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

Interest Expense, net. Interest expense, net decreased $91,000 to $1.0 million for the year ended December 31, 2013 from $1.1 million for the year ended December 31, 2012.  The most significant factor was the reduction of interest on secured promissory notes stemming from the October 2012 debt restructure.

Liquidity and Capital Resources

At December 31, 2013, we had $116,000 in cash as compared to $388,000 in cash at December 31, 2012.

The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $12.1 million at December 31, 2013 as compared to negative $7.5 million at December 31, 2012. Working capital decreased primarily due to the net loss during the period.

Significant changes in cash flows for December 31, 2013 as compared to December 31, 2012:

Net cash used in operating activities was $946,000 for the year ended December 31, 2013 as compared to net cash provided by operating activities of $155,000 for the year ended December 31, 2012. The most significant components of the change that contributed to the decrease in cash from operating activities were the net loss of $2.4 million and non-cash gains of $691,000. A $2.1 million increase in accounts payable offset the loss.

Net cash used in investing activities for the year ended December 31, 2013 was $451,000 and included the purchase of computer and network equipment of $83,000 and software development costs of $368,000 as compared to $83,000 in 2012 which was attributable to the purchase of network-related equipment and costs incurred for software development.

Net cash provided by financing activities for the year ended December 31, 2013 was $1.1 million as compared to net cash used in financing activities of $74,000 for the year ended December 31, 2012. The primary sources of cash from financing activities for the year ended December 31, 2013 were $645,000 proceeds from the sales of Series A2 preferred stock and draws exceeding payments on the Company’s credit line by $517,000.  Net cash used in financing activities for the year ended December 31, 2012 included $298,000 of net pay-down of the Company’s line of credit offset by $250,000 proceeds from issuance of preferred stock.

The Company had a working capital deficit of $12,082,000 and had a total stockholders’ deficit of $12,426,000 as of December 31, 2013.  The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7), interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6), all with which the Company has missed scheduled payments. The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences, including cessation of operations, to the Company at any time.

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

Effective October 12, 2012 the Company secured a new credit facility with Transportation Alliance Bank, Inc. (“TAB Bank”).  and entered into agreements with Moriah to pay off its debt. The Company has secured a $3,000,000 senior credit facility with TAB Bank pursuant to which the Company is permitted to borrow $3,000,000, up to 85% of its eligible accounts, at any time until the maturity date of September 29, 2014. This facility generally accrues interest at the greater of (i) 9.50% per annum, or (ii) the sum of the lender’s stipulated prime rate plus 6.25%.  The Company initially borrowed $1,338,000 from this facility and had borrowed $2,191,998 as of December 31, 2013.  The loan provides for interest-only monthly payments, is generally secured by all the Company’s assets but subject to certain prior liens, and includes financial covenants pertaining to cash flow coverage of interest and fixed charges and a requirement for a minimum level of tangible net worth. The Company was not in compliance with the cash flow coverage of interest covenant as of December 31, 2013.  The Company is in an over-advance position with TAB Bank and is operating under a forbearance agreement.

Effective October 12, 2012 the Company renegotiated terms with its secured note holders. The renegotiated terms included conversion of certain loan balances to common stock, the issuance of warrants and the establishment of new payment terms. The secured note holders converted $1,521,843 that the Company owed into 10,145,523 shares of common stock at $0.15 per share and the Company issued warrants with a term of seven years to purchase 1,521,843 shares of common stock at an exercise price of $0.01 per share. The value associated with these warrants is $101,000.  The remaining outstanding balance of $2,374,281, of which $764,221 is eligible to be converted to common stock at the election of the lenders at a rate of $0.50 per share of common stock, included $878,466 owed to related parties. This remaining balance was to be paid in interest only payments of approximately $12,000 per month from January 1, 2013 through September 1, 2013 followed by principal and interest payments of approximately $72,000 per month from September 1, 2013 until September 30, 2014. Most of the scheduled principal and interest payments were not made and the Company paid a total of approximately $19,000 during the twelve months ended December 31, 2013. Of the remaining balances $923,576 will mature on September 30, 2014 with the final payment of all principal and accrued interest at maturity on December 31, 2014. As part of the renegotiated terms with the secured note holders the Company issued additional warrants with a term of seven years to purchase 2,145,000 shares of common stock at a price of $0.25 per share and 650,000 shares of common stock at a price of $0.01 per share.  The value associated with these secured note holder warrants is $91,000 and will be recorded as an offset to the principal balance of the secured notes and, beginning in October 2012, will be amortized into interest expenses over the term of the notes using the effective interest method.  The warrants are valued using the Black-Scholes formula.  The Company recognized a $472,000 gain on the conversion of debt to common stock.

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

Revenue Recognition. VoIP services are recognized as revenue when services are provided primarily based on usage. Revenues derived from sales of calling cards through retail distribution partners are deferred upon sale of the cards. These deferred revenues are recognized as revenue generally at the time card minutes are expended. The Company has revenue sharing agreements based on successful collections.  The Company recognizes revenue from these customers at the time of invoicing based on the history of collections with such customers. The Company recognizes revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection is reasonably assured. Deferred revenue consists of fees received or billed in advance of the delivery of the services or services performed in which collection is not reasonably assured. This revenue is recognized when the services are provided and no significant Company obligations remain. Revenue from the sale of software and related equipment is generally recognized upon receipt by the customer. The Company assesses the likelihood of collection based on a number of factors, including past transaction history and the credit worthiness of the customer. Generally, the Company does not request collateral from customers. If the Company determines that collection of revenues are not reasonably assured, amounts are deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.  The Company has revenue sharing agreements with certain customers and recognizes revenue at time of invoicing based on the history of collections with such customers.

Stock-Based Compensation. The Company has applied FASB ASC 718 “Compensation – Stock Compensation.” For grants to employees under its 2004 plan and 2007 plan and to non-employees related to various agreements, the Company estimates the fair value of each option and warrant award on the date of grant using the Black-Scholes pricing model. Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Software Development Cost

 Research and development costs are charged to expense as incurred.  However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized technological costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Amortization of the capitalized software development costs begins when the product is available for general release to customers.  Amortization is computed as the ratio of current gross revenues of a product to the total of current and anticipated future gross revenues for the product.  The Company had capitalized software development costs of approximately $513,000 and $149,000 as of December 31, 2013 and 2012, respectively, for the development of a software that facilitates the routing of call traffic through lowest cost network.  The capitalized software was sold to an initial customer in late September 2013. The Company amortized $4,000 of software development costs in the year ended December 31, 2013 and no software development costs in the year ended December 31, 2012.

.Impairment of Long-Lived Assets

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

When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, an estimate is made of the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows if not. To date, we have not had an impairment of long-lived assets and are not aware of the existence of any indicators of impairment.

Goodwill

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At December 31, 2013 management does not believe there is any impairment in the value of goodwill.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at December 31, 2013 and 2012. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

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

It is not unusual in our industry to occasionally have disagreements with vendors relating to the amounts billed for services provided. We currently have disputes with vendors that we believe did not bill certain charges correctly.. We are in discussion with these vendors regarding these charges and may take additional action as deemed necessary against these vendors in the future as part of the dispute resolution process.

Contractual Obligations

We have no capital lease obligations at December 31, 2013. The operating lease for our corporate offices expired March 31, 2014 and we are renting our facility on a month by month basis as we negotiate a new lease.   The monthly rent payment is $14,000.  There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations.

We had no contractual obligations at December 31, 2013.

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

Internal Control over Financial Reporting

The Company’s board of directors was advised by Gumbiner Savett, Inc. (“GSI”), the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2013, GSI identified material weaknesses as defined in Public Company Accounting Oversight Board Standard No. 5, in the Company’s internal control over financial reporting and in the segregation of duties within the accounting department. The Company is not an accelerated filer and GSI did not perform an audit of the Company’s internal controls. These weaknesses were identified in connection with the audit of the financial statements and reported pursuant to the requirements under AU Section 380, Communications with Audit Committees.

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

Management conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2013. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

 A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2013:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by (“COSO”).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months  ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table lists our executive officers and directors as of December 31, 2013:

Name	Age	Position

Charles Rice	50	President, Chief Executive Officer and Chairman of the Board
David Olert	60	Chief Financial Officer
Jon deOng	40	Chief Information Officer, Director
Christopher Fogel	40	Chief Technology Officer
Eric Fuchs	46	Chief Sales Officer
Joshua Touber	51	Director
Robert Grden(1)	50	Director
Douglas Benson(1)	81	Director
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

Robert Grden has served as a director since January 19, 2007. Mr. Grden has served as a director of InterMetro Delaware since August 2004.  Mr. Grden is currently the Executive Director for the Wayne County Employee’s Retirement System where he oversees the defined benefit and defined contribution retirement plans. He has worked for the Wayne County since 1991 and held the position of Deputy County Treasurer/Investments. Prior to that, he was a management consultant with Ernst & Young LLP serving clients in a variety of industries.  Mr. Grden holds a Bachelor of Science and Bachelor of Administration degree from Lawrence Technological University and a Master of Science and Finance degree from Walsh College

Douglas Benson has served as a director since January 19, 2007. Dr. Benson has served as a director of InterMetro Delaware since May 2006. Dr. Benson is currently the Chief Executive Officer of the Edwin S. Johnston Company, a real estate investment and development company, a position he has held for the past 20 years. Dr. Benson was a founder and majority shareholder of Heritage Bank, a commercial bank in Michigan. Dr. Benson served on the board of directors of Andrews University for over 10 years. Dr. Benson holds a Bachelor of Arts degree from Andrews University and a Doctor of Medicine from Loma Linda University.

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

Report of the Audit Committee

Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2013 with senior management. The Audit Committee has also discussed with Gumbiner Savett, Inc. (“GSI”), our independent auditors, the matters required to be discussed by the Auditing Standard No. 16 (Communication with Audit Committees) and received the written disclosures and the letter from GSI required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with GSI the independence of GSI as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to the Company is compatible with the auditors’ independence for GSI, the Company’s Audit Committee has recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the United States Securities and Exchange Commission. Our Audit Committee did not submit a formal report regarding its findings.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2013 have been complied with on a timely basis, except for Mr. Christopher Fogel, who inadvertently failed to file a Form 3 upon his appointment as an executive officer of the Company.  Such filing has subsequently been made.

Item 11. Executive Compensation

Executive Officer Compensation

The following table summarizes compensation paid or accrued by the Company for the years ended December 31, 2013, 2012 and 2011 for services rendered in all capacities, by our chief executive officer and the other most highly compensated executive officers during the fiscal years ended December 31, 2013, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Charles Rice Chief Executive Officer and President	2013 2012 2011	$171,283 274,053 268,328	0 0 0	0 0 0	0 0 0	0 0 0	$16,157 11,932 11,805	$187,440 285,985 280,133
David Olert Chief Financial Officer	2013 2012 2011	$148,008 154,522 148,537	0	0	0	0	$10,068 9,103 8,834	$158,076 163,925 157,371
Jon deOng Chief Information Officer	2013 2012 2011	$94,150 127,077 126,505	0 0 0	0 0 0	0 0 0	0 0 0	$13,158 14,619 15,220	$107,308 141,696 141,725
——————
(1)	Amounts primarily represent medical insurance premiums and reimbursements for automobile and electronic communication device expenses.

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

Outstanding Equity Awards

The following table sets forth information for each of our executive officers regarding the number of shares subject to exercisable and unexercisable stock options to purchase shares of our common stock at the fiscal year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date

Charles Rice	3,000,000	0	$0.044	3/22/17
Chairman, Chief Executive Officer, and President

David Olert	1,000,000	0	$0.04	3/22/17
Chief Financial Officer

Jon deOng	500,000	0	$0.04	3/22/17
Chief Information Officer
——————
(1)	Stock options were granted under our 2007 Stock Plan and vested 50% on the date of grant and 1/4 of the balance each quarter thereafter until the remaining stock options were vested.

Director Compensation

As of January 19, 2007, we approved the following non-employee director compensation program. We generally pay our non-employee directors $1,000 per board meeting attended in person and $500 for each telephonic meeting. In addition, we generally compensate members of our board committees as follows: (i) each member of our Audit Committee receives $500 per meeting and (ii) each member of our Compensation Committee and Nominating and Governance Committee receives $350 per meeting. The Chairman of our Audit Committee also receives an annual retainer of $5,000 per year. We intend to grant our directors options under our 2007 Plan in an amount to be determined prior to grant.  Not withstanding the generally applicable non-employee director compensation program described above, directors were not compensated in the year ended December 31, 2013 for board member duties.

The following table sets forth the compensation paid or accrued by InterMetro for the year ended December 31, 2013 to InterMetro’s directors.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total

Joshua Touber, Director	0	0	0	0	0	$135,000	$135,000
Robert Grden, Director	0	0	0	0	0	0	$0
Douglas Benson, Director	0	0	0	0	0	0	$0
——————

(1) Amount represents consulting fees for special projects and medical insurance premiums.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2013, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  Such rules require not only the disclosure of shares over which an individual holds sole voting and investment power, but also shares over which such individual shares voting and investment power. As a consequence, and as indicated in the footnotes below, in many instances this results in duplication in the numbers and percentages reported for the individuals in the table; the aggregate shares held by all officers and directors as a group counts shares beneficially owned by more than one person only once without duplication.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to a convertible security (e.g. options, warrants or convertible notes) held by that person that are currently exercisable or convertible or become exercisable or convertible within 60 days of December 31, 2013 are deemed outstanding even if they have not actually been issued through exercise or conversion of the convertible security.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 82,736,093 outstanding shares of common stock as of December 31, 2013. Except as otherwise listed below, the address of each person is c/o InterMetro Communications, Inc., 2685 Park Center Drive, Building A, Simi Valley, California 93065.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Ownership

Charles Rice	60,139,489	(2)	54.9%
Chairman, President,
Chief Executive Officer
Eric Fuchs	3,250,000	(3)	3.8%
Chief Sales Officer
Jon deOng	3,193,162	(4)	3.8%
Chief Information Officer
Chris Fogel	2,420,188	(5)	2.9%
Chief Technology Officer
David Olert	1,400,000	(6)	1.7%
Chief Financial Officer
Joshua Touber	10,808,825	(7)	12.3%
Director
Robert Grden	684,848	(8)	*
Director, Corporate Secretary
Douglas Benson	4,113,091	(9)	4.9%
Director
Directors and executive officers	71,085,228		62.7%
as a group (8 persons)
David Marshall	8,996,994	(10)	10.8%
11845 Olympic Blvd., Ste. 1125 W, Los Angeles CA 90069
SPM Investment Group, Ltd	4,975,284	(11)	5.9%
c/o Industrie-und Finanzkonior Etabl.,
Herrengasse 21, FL-9490 Vaduz, Principality of Liechtenstein
Robert Deutschman	4,184,127	(12)	4.9%
100 Wilshire Blvd, Ste 1200, Santa Monica, CA 90401
Moriah Capital Management	4,354,070	(13)	4.9%
444 Madison Avenue, Suite 201, New York, NY 10022

——————
* Indicates beneficial ownership of less than one percent.

(1)
Unless otherwise indicated and subject to applicable community property laws, to our knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of common stock, except for those owned jointly with that person’s spouse.

(2)
Includes 150,000 shares subject to warrants and 3,000,000 shares subject to stock options, each of which are exercisable within 60 days of December 31, 2013; 165,741 shares which may be acquired pursuant to terms of a convertible promissory note that is convertible at the option of the holder within 60 days of December 31, 2013; 18,142,770 shares over which Mr. Rice would have voting power pursuant to voting agreements upon the exercise of stock options under the 2004 Plan and 2007 Plan or upon exercise of warrants held by others; 5,383,400 shares over which Mr. Rice would have voting power pursuant to voting agreements pursuant to terms of convertible promissory notes held by other lenders to the Company that are convertible at the option of each lender within 60 days of December 31, 2013; and 15,066,046 shares owned by certain of our current and former employees and lenders to the Company over which Mr. Rice maintains voting control. The holder of certain warrants over which Mr. Rice has voting control is not entitled to purchase shares under these certain warrants in an amount that would cause that holder to beneficially own more than 4.99% of the issued and outstanding common shares of the Company, with such limitation voidable by that holder upon 75 days prior notice to the Company. Accordingly, a total of 14,233,503 additional shares subject to these certain warrants are not deemed to be beneficially owned by that holder and the related voting rights are excluded from Mr. Rice’s total.

(3)	Includes 3,250,000 shares subject to stock options that are exercisable within 60 days of December 31, 2013, all of which are subject to a voting agreement with Mr. Rice

(4)
Includes 2,693,162 shares subject to a voting agreement with Mr. Rice over which Mr. Rice has voting control and 500,000 shares subject to stock options that are exercisable within 60 days of December 31, 2013, all of which are subject to a voting agreement with Mr. Rice.

(5)
Includes 462,111 shares subject to a voting agreement with Mr. Rice over which Mr. Rice has voting control and 1,958,077 shares subject to stock options that are exercisable within 60 days of December 31, 2013, all of which are subject to a voting agreement with Mr. Rice..

(6)	Includes 1,400,000 shares subject to stock options that are exercisable within 60 days of December 31, 2013, all of which are subject to a voting agreement with Mr. Rice.

(7)
Includes 1,860,106 shares subject to a voting agreement with Mr. Rice; 1,879,019 shares subject to warrants and 2,184,848 shares subject to stock options, of which 1,879,019 shares from the warrants and 2,000,000 shares from the options are subject to a voting agreement with Mr. Rice, each of which are exercisable within 60 days of December 31, 2013; 1,021,900 shares which may be acquired pursuant to terms of convertible promissory notes that are convertible at the option of the holder within 60 days of December 31, 2013; and 123,246 shares owned by Laurel Research, Inc., of which Mr. Touber is President.

(8)	Includes 684,848 shares subject to stock options that are exercisable within 60 days of December 31, 2013.

(9)	Includes 869,694 shares subject to stock options that are exercisable within 60 days of December 31, 2013.

(10)
Includes 680,065 shares owned by David Marshall Inc., of which David Marshall is the chief executive officer; 3,122,240 shares owned by the David Marshall, Inc. Profit Sharing Trust, of which Mr. Marshall is the Trustee; 680,481 shares which may be purchased by the David Marshall, Inc. Profit Sharing Trust pursuant to warrants that are exercisable within 60 days of December 31, 2013 of which 325,000 shares from these warrants are subject to a voting agreement with Mr. Rice; 648,588 shares owned by Glenhaven Corporation, of which Mr. Marshall is the chief executive officer; and 3,500,000 shares owned by Santa Monica Capital, LLC, of which Mr. Marshall is the manager. Also includes 199,120 shares purchased by David Marshall as reported on his Form 13G filed June 24, 2009.

(11)
Includes 2,152,418 shares subject to a voting agreement with Mr. Rice and 1,822,866 shares subject to warrants that are exercisable within 60 days of December 31, 2013, of which 822,866 shares from the warrants are subject to a voting agreement with Mr. Rice.

(12)
Includes 75,000 shares pursuant to warrants that are exercisable within 60 days of December 31, 2013 and 881,075 shares which may be acquired pursuant to terms of Preferred Series A2 shares at the option of the holder within 60 days of December 31, 2013. The Series A2 shares of the holder as well as the warrants of the holder related to the SeriesA2 shares both provide that the holder shall not be entitled to purchase shares under said warrants nor exercise conversion rights of the Preferred Series A2 shares in an amount that would cause the holder to beneficially own more than 4.99% of the issued and outstanding common shares of the Company, with such limitation voidable by the holder upon 75 days prior notice to the Company. Accordingly, a total of 325,000 additional shares subject to the subject warrants and 1,283,425 shares that could be acquired under the conversion terms of the Series A2 Preferred shares are not deemed to be beneficially owned and are excluded from the total

(13)
Includes 4,354,070 shares which may be acquired pursuant to terms of a promissory note that is convertible at the option of the holder within 60 days of December 31, 2013, which are subject to a voting agreement with Mr. Rice. The promissory note, as well as additional warrants of the holder, provide that the holder shall not be entitled to purchase shares under the warrants nor exercise conversion rights under the promissory note in an amount that would cause the holder to beneficially own more than 4.99% of the issued and outstanding common shares of the Company, with such limitation voidable by the holder upon 75 days prior notice to the Company. Accordingly, a total of 14,233,503additional shares subject to the subject warrants and 7,430 shares that could be acquired pursuant to the terms of the promissory note are not deemed to be beneficially owned and are excluded from the total.

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

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

Gumbiner Savett, Inc. (“GSI”) is our principal accountant firm.  GSI has not provided any non-audit services to us during the years ended December 31, 2013 and 2012. The Audit Committee of our Board of Directors has considered whether the provision of non-audit services are compatible with maintaining GSI independence.

Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s Annual Report on Form 10-K.

Audit Fees (in thousands):

	2013	2012

Audit Fees (1)	$135	$135
All other fees	-	-
	$135	$135
——————
(1)	Audit Fees paid to Gumbiner Savett consist of fees for the audit of our financial statements and review of the interim financial statements included in our quarterly reports.

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

INTERMETRO COMMUNICATIONS, INC.

Dated: April 15, 2014	By:	/s/ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer
By:	/s/ Charles Rice	Dated: April 15, 2014
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Principal Financial Officer
By:	/s/ David Olert	Dated: April 15, 2014
David Olert
Chief Financial Officer

By:	/s/ Jon deOng	Dated: April 15, 2014
Jon deOng
Chief Information Officer and Director

By:	/s/ Joshua Touber	Dated: April 15, 2014
Joshua Touber
Director

By:	/s/ Robert Grden	Dated: April 15, 2014
Robert Grden
Director

By:	/s/ Douglas Benson	Dated: April 15, 2014
Douglas Benson
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

InterMetro Communications, Inc.

We have audited the accompanying consolidated balance sheets of InterMetro Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2013.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses in previous years, and as of December 31, 2013 the Company had a working capital deficit of approximately $12,082,000 and a total stockholders’ deficit of approximately $12,426,000.  The Company anticipates that it will not have sufficient cash flow to fund its operations in the near term and through fiscal 2014 without the completion of additional financing.  These factors, among others discussed below and in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company has significant contingencies such as lawsuits that are discussed in Note 12 to the consolidated financial statements.

The matters detailed in the preceding paragraphs, individually or in the aggregate, could have material adverse consequences, including a cessation of operations, to the Company at any time.

/S/ GUMBINER SAVETT INC.

GUMBINER SAVETT INC.

Santa Monica, California
April 15, 2014

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2013	2012
ASSETS
Cash	$116	$388
Accounts receivable, net of allowance for doubtful accounts of $174 and $150 at December 31, 2013 and 2012, respectively	1,528	1,959
Deposits	55	47
Prepayments and other current assets	129	101
Total current assets	1,828	2,495
Property and equipment, net	155	120
Software development costs	513	149
Goodwill	450	450
Other assets	4	4
Total Assets	$2,950	$3,218

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable, trade	$4,065	$2,066
Accrued expenses	2,986	4,033
Deferred revenues and customer deposits	237	281
Borrowings under line of credit facilities	2,192	1,675
Current portion of amount due to former ATI shareholder	40	40
Current portion of vendor settlements	985	1,676
Current portion of secured promissory notes, including $879 from related parties and net of debt discount of $108 and $246 at December 31, 2013 and 2012, respectively	3,405	184
Total current liabilities	13,910	9,955

Long-term portion of note payable to former ATI shareholder	86	127
Long-term vendor settlements	1,380	872
Long-term secured promissory notes	—	2,956
Total liabilities	15,376	13,910

Commitments and contingencies (Note 12)

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 787,103 and 222,103 shares issued and outstanding at December 31, 2013 and 2012, respectively	1	1
Common stock — $0.001 par value;150,000,000 shares authorized; 82,736,093 and 81,689,238 shares issued and outstanding at December 31, 2013 and 2012, respectively	82	82
Additional paid-in capital	31,681	30,963
Accumulated deficit	(44,190)	(41,738)
Total stockholders’ deficit	(12,426)	(10,692)
Total Liabilities and Stockholders’ Deficit	$2,950	$3,218

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012

Net revenues	$11,578	$20,061
Network costs	10,305	15,431
Gross profit	1,273	4,630
Operating expenses
Sales and marketing	463	647
General and administrative (includes stock based compensation expense of $66 and $249 in 2013 and 2012, respectively)	2,922	3,339
Total operating expenses	3,385	3,986
Operating (loss) income	(2,112)	644
Interest expense, net (includes amortization of debt discount of $137 and $45 for the years ended December 31, 2013 and 2012, respectively)	1,031	1,122
Accounts payable write-off	(51)	(322)
Gain on forgiveness of debt	(640)	(383)
Gain on conversion of debt to stock	—	(472)
Net (loss) income	$(2,452)	$699
Basic net (loss) income per common share	$(0.03)	$0.01
Diluted net (loss) income per common share	$(0.03)	$0.01
Shares used to calculate basic net (loss) income per common share	82,283	73,373
Shares used to calculate diluted net (loss) income per common share	82,283	97,588

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2011	25,000	$—	74,352,728	$74	$29,089	$(42,437)	$(13,274)
Amortization of stock based compensation	—	—	—	—	249	—	249
Warrants exercised	—	—	614,917	1	5	—	6
Issuance of Series A2 preferred stock	297,103	1	—	—	291	—	292
Value of warrants issued in connection with Series A2 preferred stock	—	—	—	—	5	—	5
Common stock cancelled on settlement of lawsuit	—	—	(4,089,930)	(4)	4	—	—
Conversion of secured notes to common stock	—	—	10,145,523	10	833	—	843
Value of warrants issued in connection with restructuring of 2008 and 2009 secured notes	—	—	—	—	101	—	101
Gain on conversion of related parties 2008 and 2009 secured notes	—	—	—	—	106	—	106
Warrants issued in connection with debt	—	—	—	—	281	—	281
Conversion of preferred stock to common	(100,000)	—	666,000	1	(1)	—	—
Net income for the year ended December 31, 2012			—	—	—	699	699
Balance at December 31, 2012	222,103	$1	81,689,238	$82	$30,963	$(41,738)	$(10,692)
Amortization of stock based compensation	—	—	—	—	65	—	65
Fair value of warrants issued in connection with Series A2 preferred stock	—	—	—	—	13	—	13
Issuance of Series A2 preferred stock	645,000	—	—	—	631	—	631
Conversion of preferred shares to common stock	(80,000)	—	532,800	—	—	—	—
Warrants exercised	—	—	293,978	—	3	—	3
Common stock issued to consultant	—	—	43,333	—	6	—	6
Cashless exercise of options for common stock	—	—	176,744	—	—	—	—
Net loss for the year ended December 31, 2013			—	—	—	(2,452)	(2,452)
Balance at December 31, 2013	787,103	$1	82,736,093	$82	$31,681	$(44,190)	$(12,426)

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,452)	$699
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	47	36
Stock based compensation	66	249
Amortization of software development cost	4
Amortization of debt discount	137	45
Provision for bad debts	31	—
Gain on conversion of debt to common stock	—	(472)
Accounts payable write-off	(51)	(322)
Gain on forgiveness of debt	(640)	(383)
(Increase) decrease in operating assets:
Accounts receivable	288	(323)
Prepayments and other current assets	(38)	133
Increase (decrease) in operating liabilities:
Accounts payable	2,077	(140)
Accrued expenses	(56)	1,356
Vendor settlements	(427)	(809)
Deferred revenues and customer deposits	68	86
Net cash (used in) provided by operating activities	(946)	155

Cash flows from investing activities:
Purchase of equipment	(83)	(38)
Software development in progress	(368)	(45)
Net cash used in investing activities	(451)	(83)

Cash flows from financing activities:
Principal payments of lines of credit	(9,518)	(1,961)
Proceeds from line of credit	10,035	1,664
Proceeds from issuance of Series A2 preferred stock	645	250
Proceeds from exercise of warrants	3	6
Principal payments on note payable to former shareholder	(40)	(33)
Net cash provided by (used in) financing activities	1,125	(74)

Net decrease in cash	(272)	(2)
Cash at beginning of year	388	390
Cash at end of year	$116	$388

The accompanying notes are an integral part of these consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — Nature of Operations and Summary of Significant Accounting Policies

Company Background - InterMetro Communications, Inc., (hereinafter, “InterMetro” or the “Company”) is a Nevada corporation which, through its wholly owned subsidiary, InterMetro Communications, Inc. (Delaware) (hereinafter, “InterMetro Delaware”), is engaged in the business of providing voice over Internet Protocol (“VoIP”) communications services. The Company owns and operates state-of-the-art VoIP switching equipment and network facilities that are utilized to provide traditional phone companies, wireless phone companies, calling card companies and marketers of calling cards with wholesale voice and data services, and voice-enabled application services. The Company’s customers pay the Company for minutes of utilization or bandwidth utilization on its national voice and data network and the Company’s calling card marketing customers pay per calling card sold. The Company sold routing software to an initial customer in 2013. The Company’s headquarters is located in Simi Valley, California.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had a working capital deficit of $12,082,000 and had a total stockholders’ deficit of $12,426,000 as of December 31, 2013.  The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7), interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6), all of which the Company has missed scheduled payments. The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences, including cessation of operations, to the Company at any time.

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

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition - VoIP services are recognized as revenue when services are provided primarily based on usage. Revenues derived from sales of calling cards through retail distribution partners are deferred upon sale of the cards. These deferred revenues are recognized as revenue generally at the time card minutes are expended. The Company has revenue sharing agreements based on successful collections.  The company recognizes revenue from these customers at the time of invoicing based on the history of collections with such customers. The Company recognizes revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection is reasonably assured. Deferred revenue consists of fees received or billed in advance of the delivery of the services or services performed in which collection is not reasonably assured. This revenue is recognized when the services are provided and no significant Company obligations remain. Revenue from the sale of software and related equipment is generally recognized upon receipt by the customer. The Company assesses the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. Generally, the Company does not request collateral from customers. If the Company determines that collection of revenues are not reasonably assured, amounts are deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. The Company does not charge interest on its trade receivables. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts periodically. The Company determines the allowance based upon historical write-off experience, payment history and by reviewing significant past due balances for individual collectibility. If estimated allowances for uncollectible accounts subsequently prove insufficient, an additional allowance may be required.  Bad debt expense during 2013 and 2012 amounted to $31,000 and $0, respectively.

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

Software Development Costs – Research and development costs are charged to expense as incurred.  However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized technological costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Amortization of the capitalized software development costs begins when the product is available for general release to customers.  Amortization is computed as the ratio of current gross revenues of a product to the total of current and anticipated future gross revenues for the product.  The Company had capitalized software development costs of approximately $513,000 and $149,000 as of December 31, 2013 and 2012, respectively, for the development of a software that facilitates the routing of call traffic through the lowest cost network. The software was sold to an initial customer in late September 2013. The Company amortized $4,000 of software development costs in the year ended December 31, 2013 and no software development costs in the year ended December 31, 2012.

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

When management of the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, an estimate is made of the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows if not. To date, the Company has not had an impairment of long-lived assets and is not aware of the existence of any indicators of impairment.

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At December 31, 2013, management does not believe there is any further impairment in the value of goodwill.

Stock-Based Compensation - The Company has applied FASB ASC 718 “Compensation – Stock Compensation.” For grants to employees under its 2004 plan and 2007 plan, the Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company granted options under its 2007 plan during the years ended December 31, 2013 and 2012.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short term debt. The Company maintained its cash with major financial institutions located in the United States. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. Periodically throughout the year the Company maintains balances in excess of federally insured limits. The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers and services provided from vendors. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, such losses, if any, have been within management’s expectations.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had ten customers that accounted for 65% and 79% of net revenue for the years ended December 31, 2013 and 2012, respectively.   The Company had an accounts receivable balance from one and three customers that accounted for 13% and 59% of total accounts receivable at December 31, 2013 and 2012, respectively.

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

Basic and Diluted Net Loss per Common Share - Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share includes dilution for potential common stock issuances when the warrants, options or common stock conversion rights underlying those potential issuances are below the then fair market value of the Company’s common stock and have intrinsic value. As the Company reported a net loss for the twelve months ended December 31, 2013, the conversion of promissory notes and the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive.  A total of 24,215,300 potential common stock issuances were included in the calculation of diluted net income for the year ended December 31, 2012.

Recently Adopted Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

2 — Acquisition and Intangible Assets

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc. (“ATI”), the Company’s wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties (“Purchase Agreement”) when the Company purchased ATI in 2006.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012.  As part of the settlement the Company voided the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller returned to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement.  All shares were returned to the Company’s Treasury.   The Company will pay the seller a total of $200,000, of which $126,000 remains unpaid at December 31, 2013 and subject to timely monthly payments through March 2017.

The Company has completed an integration plan for utilizing the Company’s network to carry the ATI customer traffic. The execution of this plan resulted in a significant cost savings.  In addition, ATI has a statutory presence in various state jurisdictions that facilitates retail sales that include the initial sale of the Company’s software in September 2013. These factors were used in the present value of net cash flows analysis that supports the carrying value of ATI Goodwill which was $450,000 at December 31, 2013 and 2012.

3 — Prepayments and Other Current Assets

The following is a summary of the Company’s prepayments and other current assets (in thousands):

	December 31,
	2013	2012

Employee advances	$79	$69
Prepaid expenses	50	32
Prepayments and other current assets	$129	$101

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	December 31,
	2013	2012

Telecommunications equipment	$3,449	$3,378
Computer equipment	203	203
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	97	86
Total property and equipment	3,856	3,774
Less: accumulated depreciation and amortization	(3,701)	(3,654)
Property and equipment, net	$155	$120

Depreciation expense included in network costs was $29,000 and $26,000 for the years ended December 31, 2013 and 2012, respectively. Depreciation and amortization expense included in general and administrative expenses was $18,000 and $10,000 for the years ended December 31, 2013 and 2012, respectively.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	December 31,
	2013	2012

Commissions, network costs and other general accruals	$1,248	$1,994
Accrued USF and Sales Tax	423	1,235
Deferred payroll and other payroll related liabilities	646	544
Interest due on convertible promissory notes and other debt	501	90
Payments due to third party providers	168	170
Accrued expenses	$2,986	$4,033

6 — Vendor Settlements, Contingent Gains and Gain on Forgiveness of Debt

During the year ended December 31, 2013, the Company made final payments on two payment plans that resulted in the realization of contingent gains. In addition the Company entered into numerous cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses.  As a result of these agreements and the final settlement payments, the Company recorded a gain on forgiveness of debt of $640,000 for the year ended December 31, 2013.  Also, the Company has a policy, based on the statute of limitations, as prescribed by law, to write-off accounts payable with written contract more than four years old with no current activity and two years when there is no written agreement. The Company recorded a gain of $51,000 related to these write-offs which is included in accounts payable write-off.  At December 31, 2013, the balance in vendor settlements payable was $2,365,000 including $216,000 of deferred gains subject to timely payments.  The settlements will be paid in periods ranging from one to sixty months with an aggregate monthly payment of approximately $68,000.   The Company may continue to approach vendors to enter into similar agreements as well as continuing to write-off certain accounts payable under statute of limitations.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7 — Secured Promissory Notes and Advances

2008 Bridge Loan - In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.  In 2008 the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors, for a total of $1,920,000.  The secured notes were issued on January 16, 2008 and were scheduled to mature 13 to 18 months after issuance (“2008 Bridge Loan”).  The 2008 Bridge Loan was extended in 2009 to July 15, 2010, and then modified on October 5, 2010 (“2008 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing March 31, 2011 and concluding on July 15, 2012.  The 2008 Bridge Loan bears interest at a rate of 13% per annum and contains an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  The 2008 Bridge Loan is collateralized by substantially all of the assets of the Company.  Since inception, the Company has incurred $1,647,000 in interest and fees, including $223,000 and $315,000 during the years ended December 31, 2013 and 2012, respectively.

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

2009 Bridge Loan- In November and December 2008, two related party secured note holders advanced an additional $310,000 and in 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum.  On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement (“2009 Bridge Loan”) with the advance lenders.  Per the 2009 Bridge Loan, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010, and then subsequently modified on October 5, 2010 (“2009 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing November 30, 2010 and concluding February 28, 2012.  On November 30, 2010 the note holders waived their initial installment payment for 60 days to receive their first installment payment as of January 31, 2011.  The 2009 Bridge Loan accrues interest at 13% per annum and contain an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  The 2009 Bridge Loan is collateralized by substantially all of the assets of the Company.   Since inception, the Company has incurred $408,000 in interest and fees, including $57,000 and $78,000 during the years ended December 31, 2013 and 2012, respectively.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $43,000 and $14,000 for the years ended December 31, 2013 and 2012, respectively.  The net amount of the notes was $2,488,000 and $2,319,000 as of December 31, 2013 and 2012, respectively.

Effective October 12, 2012 the Company renegotiated terms with its secured note holders. The renegotiated terms included conversion of certain loan balances to common stock, the issuance of warrants and the establishment of new payment terms. The secured note holders converted $1,521,843 that the Company owed into 10,145,523 shares of common stock at $0.15 per share and the Company issued warrants with a term of seven years to purchase 1,521,843 shares of common stock at an exercise price of $0.01 per share. The value associated with these warrants is $101,000.  The remaining outstanding balance of $2,374,281, of which $764,221 is eligible to be converted to common stock at the election of the lenders at a rate of $0.50 per share of common stock, included $878,466 owed to related parties. This remaining balance was to be paid in interest only payments of approximately $12,000 per month from January 1, 2013 through September 1, 2013 followed by principal and interest payments of approximately $72,000 per month from September 1, 2013 until September 30, 2014. Most of the scheduled principal and interest payments were not made and the Company has not received a notice of default from any of the note holders. The Company paid a total of approximately $19,000 during the twelve months ended December 31, 2013. Of the remaining balances $923,576 will mature on September 30, 2014 with the final payment of all principal and accrued interest at maturity on December 31, 2014. As part of the renegotiated terms with the secured note holders the Company issued additional warrants with a term of seven years to purchase 2,145,000 shares of common stock at a price of $0.25 per share and 650,000 shares of common stock at a price of $0.01 per share.  The value associated with these secured note holder warrants is $91,000 and has been recorded as an offset to the principal balance of the secured notes and, beginning in October 2012, is being amortized into interest expenses over the term of the notes using the effective interest method.  The warrants are valued using the Black-Scholes formula.  The Company recognized a $472,000 gain on the conversion of debt to common stock.

 The renegotiated terms included, in addition to the conversion of certain amounts owed into common stock, the conversion of any remaining accrued interest into the new secured promissory notes. As a result accrued interest of $1,514,000 was converted and included in balance of the promissory notes due.

Also effective October 12, 2012, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) to retire the Company’s existing credit facility and to cancel Moriah’s put option to purchase 6,008,500 shares of the Company’s common stock.  The Company paid $1,800,000 of the $2,050,000 outstanding principal on the credit facility, plus $45,000 in accrued interest and fees.  The Company executed a new promissory note for the remaining $250,000 in principal and $737,500 for the value associated with the put option, resulting in a total note principal of $987,500.  Of this amount, $250,000 was due on September 30, 2013 and the remaining principal and accrued interest is due on September 30, 2014.  The Company did not make the scheduled principal payment on September 30, 2013. The note accrues interest at the rate of 9% per annum and Moriah may convert the balance owed into shares of common stock with unpaid principal amounts converted at the rate of $0.25 per share and any unpaid accrued interest at the rate of $0.30 per share (see Note 11).

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 — Long-Term Debt

The Company’s long-term debt consisted of the following:

	December 31, 2013	December 31, 2012
Vendor settlements	$2,365	$2,548
Secured promissory notes	3,405	3,140
Note payable to former shareholder	126	167
Less: Current portion of long-term debt	(4,430)	(1,900)
Long-term debt	$1,466	$3,955

A summary of future maturities of long-term debt for the twelve months ending December 31st are as follows:

2014	$4,538
2015	597
2016	463
2017	150
2018	105
Thereafter	151
$6,004

9 — Preferred and Common Stock

Preferred Stock - On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued and outstanding.  On November 19, 2009, the Company filed its Certificate of Designation (“C.D.”) and designated a Series A Preferred stock by resolution of the board of directors.  The C.D. authorized the sale of 250,000 shares of Series A preferred stock at $1.00 per share, with additional rights, preferences, restrictions and privileges as filed with the Nevada Secretary of State. In January 2013 a stockholder and secured note holder elected to convert all of the 25,000 outstanding shares of Series A preferred shares into 166,500 shares of common stock. As of December 31, 2013 no shares of Series A preferred stock were outstanding and, at December 31, 2012, 25,000 shares of Series A preferred stock were issued and outstanding at $1.00 per share.

On October 12, 2012, the Company filed a C.D. and designated a Series A2 preferred stock authorizing the sale of 1,000,000 non-voting shares of Series A2 preferred stock at $1.00 per share. The shares have a liquidation preference of $1.25 per share plus payment of any accrued but unpaid dividends.  To the extent that the Series A2 Preferred Shares had not been otherwise redeemed or converted by December 31, 2013, the Company may redeem all or any portion of such shares at any time after December 31, 2013 at the liquidation preference amount.  Also on October 12, 2012, the Company sold 297,103 shares of Series A2 preferred stock together with warrants to purchase 297,103 shares of common stock at an exercise price of $0.20 per share in exchange for a total purchase price of $297,103. The securities were sold to accredited investors in a private placement exempt from registration under Regulation D of the Securities Act of 1933, as amended. The Series A2 preferred stock may be converted into shares of common stock at a conversion rate of 6.66 shares of common stock for each share of Series A2 preferred.  The value associated with the Series A2 warrants was $5,000 and the warrants were valued using the Black-Scholes formula.  In December 2012, some of the shareholders elected to convert an aggregate of 100,000 Series A2 preferred shares into 666,000 shares of common stock.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 28, 2013 the Company sold 370,000 shares of Series A2 Preferred Stock together with warrants to purchase 370,000 shares of common stock at an exercise price of $0.20 per share in exchange for a total purchase price of $370,000. On September 25, October 7 and December 12 the Company sold 25,000, 150,000 and 100,000 shares of Series A2 Preferred Stock, respectively, for a aggregate total purchase prices of $275,000 under the same terms. The securities were sold to accredited investors in a private placement exempt from registration under Regulation D of the Securities Act of 1933, as amended. The Series A2 preferred stock may be converted into shares of common stock at a conversion rate of 6.66 shares of common stock for each share of Series A2 preferred.  The value associated with the accompanying warrants was $13,000 and determined using the Black-Scholes formula.  During the twelve months ended December 31, 2013, two shareholders elected to convert a total of 55,000 shares of Series A2 preferred shares into 366,300 shares of common stock.  As of December 31, 2013 and 2012, 762,103 and 222,103 shares of Series A2 preferred stock were outstanding, respectively.

Common Stock – As of December 31, 2013 and 2012, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 82,736,093 and 81,689,238 shares, respectively,  were issued and outstanding.

Exercise of Warrants – During the twelve months ended December 31, 2013, the Company issued 293,978 shares of its common stock pursuant to the exercise of warrants and received proceeds of approximately $3,000 in connection with the issuance.

During the twelve months ended December 31, 2013, the Company issued 176,744 shares of common stock in exchange for a cashless exercise of 200,000 stock warrants previously issued to an equipment vendor.

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

In November 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant.  1,050,000 of such options have expired as of December 31, 2012. In October 2008, InterMetro granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years, originally expiring 5 years from date of grant. Extension of the expiration date is currently under consideration.

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

The Company recognized compensation expense of $66,000 and $249,000 related to the vesting of the stock option grants in the twelve months ended December 31, 2013 and 2012, respectively. The remaining fair value is being recognized on a straight line basis over the vesting terms. As of December 31, 2013, none of the Company’s outstanding stock options under the 2007 Plan have been exercised.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the years ended December 31, 2013 and 2012:

	Number of Shares	Price per Share			Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2011	6,600,688				0.12	4.16	$146,028
Granted	14,050,000	0.04	to	0.08	0.04
Exercised	—	—			—
Forfeited/expired	(1,479,607)	—			0.18

Options outstanding at December 31, 2012	19,171,081				0.06	3.80	$1,112,897
Granted	350,000	0.10			0.10
Exercised	—	—			—
Forfeited/expired	—	—			—

Options outstanding at December 31, 2013	19,521,081				$0.06	2.95	$263,843

Options exercisable at December 31, 2013	19,272,642				$0.06	2.94	$263,843

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the year ended December 31, 2013 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.  This amount changes based on the fair market value of the Company’s stock.  As of December 31, 2013, there remain 9,799,040 shares available for grant.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information with respect to the outstanding options at December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.01	1,049,141	—	$0.01	1,049,141	$0.01
0.01	154,039	0.25	0.01	154,039	0.01
0.01	431,307	0.50	0.01	431,307	0.01
0.01	123,231	1.00	0.01	123,231	0.01
0.01	277,269	1.75	0.01	277,269	0.01
0.25	1,900,000	3.75	0.25	1,900,000	0.25
0.04	13,500,000	3.25	0.04	13,500,000	0.04
0.07	200,000	3.50	0.07	143,750	0.07
0.08	350,000	3.75	0.08	321,875	0.08
0.10	350,000	4.25	0.10	185.936	0.10
0.01	338,884	1.75	0.01	338,884	0.01
0.01	643,880	2.00	0.01	643,880	0.01
0.01	110,907	2.00	0.01	110,907	0.01
0.01	92,423	2.25	0.01	92,423	0.01
	19,521,081			19,272,642

As of December 31, 2013, there was $10,000 of unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.

Warrants –  On April 30, 2008, the Company negotiated a revolving line of credit, which, as amended in September 2008, November 2008, May 2009, January 2010, September 2010 and December 2010, March 31, 2011, June 30, 2011, September 30, 2011, November 30, 2011 and March 30, 2012 allowed the Company to borrow up to $2.4 million.  Warrants to purchase 14,233,503 shares of the Company’s common stock at an exercise price of $0.01 to $0.05 per share were granted in connection with securing and amending this credit facility.  See Note 11 for a detail of the warrants issued in connection with this credit facility.

The Company has issued warrants to its secured note holders in connection with the execution of the loan agreements and subsequent amendments.  Warrants to purchase an aggregate of 7,710,448 and 8,004,426 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.50 were outstanding with these note holders as of December 31, 2013 and 2012, respectively.  See Note 7 for further details of these warrants.

11 — Credit Facilities

ATI Bank Lines of Credit – ATI had a line of credit with Bank of America with an outstanding balance of $11,000 as of December 31, 2012.  The line of credit was paid off and was closed at December 31, 2013.

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

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants to purchase 14,233,503 shares of the Company’s common stock at an exercise price of $0.01 to $0.05 per share were granted in connection with securing and amending this credit facility.  The expense recognized by the Company in the years ended December 31, 2013 and 2012 from the amortization of the debt discount related to the warrants was $95,000 and $31,000, respectively.   The Company calculated the fair value of the warrants using the following assumptions:

	December 31, 2013				December 31, 2012
Risk-free interest rate	0.34%	to	0.51%		0.34%	to	0.51%
Expected lives (in years)	2.3	to	3.5	years	2.3	to	3.5	years
Dividend yield			0%				0%
Expected volatility			82.0%				82.0%
Forfeiture rate			0%				0%

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

Effective October 12, 2012, the Company entered into agreements with Moriah retiring the Company’s existing credit facility by paying Moriah $1,845,000 and issuing a promissory note in favor of Moriah in the principal amount of $987,500, $250,000 of which is due September 30, 2013. The balance, issued in consideration for the cancellation of Moriah’s put option to purchase 6,008,500 shares of the Company’s common stock, becomes due on September 30, 2014. The note accrues interest at the rate of 9% per annum and Moriah may convert the balance owed into shares of common stock with unpaid principal amounts converted at the rate of $0.25 per share and any unpaid accrued interest at the rate of $0.30 per share. Any warrants that were not previously priced at $0.01 per share of common stock were re-priced to $0.01 per share and the expiration date for all warrants will be September 30, 2019.  The value associated with the re-pricing and expiration date extension of the Moriah warrants was $190,000 and was recorded as an offset to the principal balance of the note payable to Moriah and, beginning in October 2012, is being amortized into interest expenses over the term of the note using the effective interest method.  The warrants were valued using the Black-Scholes formula. Under the agreements, the Company was subject to a bi-monthly fee of $11,000 through October 15, 2013. The expense recorded for this fee was $209,000 and $66,000 during the year ended December 31, 2013 and 2012, respectively.

The Company incurred interest expense in connection with Moriah of $90,000 and $302,000 for the years ended December 31, 2013 and 2012 respectively, and loan fees and amortization of loan costs of $209,000 and $260,000 for the same periods.

Effective October 12, 2012, the Company secured a new credit facility with Transportation Alliance Bank, Inc. (“TAB Bank”).  The Company has secured a $3,000,000 senior credit facility with TAB Bank pursuant to which the Company is permitted to borrow $3,000,000 or up to 85% of its eligible accounts, at any time until the maturity date of September 29, 2014. This facility generally accrues interest at the greater of (i) 9.50% per annum, or (ii) the sum of the lender’s stipulated prime rate plus 6.25%.  The Company is subject to various other fees as defined in the credit facility agreement.  The Company borrowed $2,191,998 and $1,663,660 as of December 31, 2013 and 2012, respectively.  The loan provides for interest-only monthly payments, is generally secured by all of the Company’s assets but subject to certain prior liens, and includes financial covenants pertaining to cash flow coverage of interest and fixed charges and a requirement for a minimum level of tangible net worth. The Company was not in compliance with the cash flow coverage of interest covenant as of December 31, 2013.  The Company  recognized $245,000 and $43,000 of interest expense related to the TAB credit facility in the twelve months ended December 31, 2013 and 2012, respectively. The Company is in an over-advance position with TAB Bank and is operating under a forbearance agreement.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 — Commitments and Contingencies

Facility Lease – The Company leases its facilities in Simi Valley, California under a non-cancelable operating lease that expired on March 31, 2014 at an annual expense of approximately $168,000.  The Company is currently renting on a month to month basis.  Rent expense was $188,000 and $192,000 for the Company’s facilities for  the years ended December 31, 2013 and 2012, respectively.

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

Legal Proceedings

A Network Service Provider (“NSP1”) – On May 9, 2013, the Company was served a complaint in California Superior Court filed by NSP1 against the Company asserting various causes of action.  The NSP1 claimed that the Company owed charges totaling $204,736.  The Company denies that it owes this amount based on technical failures of  NSP1.    The Company filed a cross-complaint on June 13, 2013 for damages, in excess of NSP1’s asserted claims, due to costs and losses incurred by the Company related to measures taken to ensure continued network reliability to customers and the public.  Discovery has not commenced and a court date has been set for late 2014.  The Company has previously expensed all services related to NSP1 and does not anticipate any adverse material effect from this matter.

A Network Service Provider (“NSP2”) – On January 17, 2014,  the Company settled, subject to payments, NSP2’s action to collect an asserted $478,347 plus interest, amongst other claims.  The Company has previously expensed the costs related to the NSP2 settlement.

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2009 and 2010, the Company did not make all of the payments claimed by the USAC and the Federal Communications Commission (FCC). As of December 31, 2013 and 2012, the Company has recorded an aggregate $1.6 million in connection with the USF including balances under settlement arrangements.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs.  Failure to execute or finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 — Income Taxes

At December 31, 2013, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $41 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (dollars in thousands):

	December 31,
	2013	2012

Current assets and liabilities:
Deferred revenue	$94	$11
Allowance for doubtful accounts	70	60
Accrued expenses	407	263
Stock based compensation	25	99
	596	433
Valuation allowance	(596)	(433)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$111	$127
Net operating loss carryforward	16,348	15,715
	16,459	15,842
Valuation allowance	(16,459)	(15,842)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Year Ended December 31,
	2013	2012

Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2013 and 2012.

The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  At December 31, 2013 and 2012, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of December 31, 2013 and 2012, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America (“U.S.”) and files tax returns in the U.S. federal jurisdiction and California (or various) state jurisdiction (s). The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2008. The Company currently is not under examination by any tax authority.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (dollars in thousands):

	Year Ended December 31,
	2013	2012

Cash paid:
Interest	$268	$552

Non-cash information:
Common stock, warrants issued and gain on conversion for debt	$—	$1,050

Series A2 preferred stock issued for accounts payable	$—	$47

Fair value of warrants issued in connection with debt	$—	$281

Common stock issued for services	$6	$—

Liability for warrant put feature and line of credit converted to secured promissory note	$—	$988

15 — Related Party Transactions

Effective September 1, 2009, the Company entered into a consulting agreement with one of its board members to provide consulting services.  The Company was obligated to pay $6,250 per month plus out of pocket expenses for these services for the period September 1, 2009 to October 31, 2009, then $10,000 per month plus out of pocket expense through January 2011and $15,000 and out of pocket expenses beginning in February 2011.  The Company incurred consulting fees under this agreement in the amount of $135,000 and $180,000 for the years ended December 31, 2013 and 2012, respectively. Included in accounts payable is $60,000 and $7,500 of unpaid fees at December 31, 2013 and 2012, respectively.

Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accrued expense is $182,000 at December 31, 2013 and 2012 for unpaid amounts.

INTERMETRO COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16 — Quarterly Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2013
Net revenues	$4,323	$2,877	$2,394	$1,984
Operating loss	(388)	(480)	(608)	(636)
Net loss	(592)	(118)	(873)	(869)
Basic earnings per share	$(0.01)	$0.00	$(0.01)	$(0.01)
Diluted earnings per share	$(0.01)	$0.00	$(0.01)	$(0.01)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2012
Net revenues	$4,391	$4,947	$5,524	$5,199
Operating income (loss)	(33)	200	347	130
Net income (loss)	(195)	191	271	432
Basic earnings per share	$0.00	$0.00	$0.00	$0.01
Diluted earnings per share	$0.00	$0.00	$0.00	$0.01

17 — Subsequent Event

Subsequent to December 31, 2013,the Company sold 651,000 shares of Series B Preferred Stock together with warrants to purchase 651,000 shares of common stock at an exercise price of $0.20 per share in exchange for a total purchase price of $651,000. The securities were sold to accredited investors in private placements exempt from registration under Regulation D of the Securities Act of 1933, as amended.  The Series B Preferred stock may be converted into shares of common stock at a conversion rate of 6.66 shares of common stock for each share of Series B Preferred.  The value of the warrants issued was approximately $5,800.