Form 10-Q
period 2014-03-31
InterMetro Communications, Inc.
filed 2014-05-20
CIK 1160142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 15, 2014 there were 83,084,093 shares outstanding of the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except par value)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash	$57	$116
Accounts receivable, net of allowance for doubtful accounts of $174 at March 31, 2014 and December 31, 2013	2,272	1,528
Deposits	55	55
Prepayments and other current assets	142	129
Total current assets	2,526	1,828
Property and equipment, net	138	155
Software development in progress	577	513
Goodwill	450	450
Other assets	4	4
Total Assets	$3,695	$2,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable, trade	$3,594	$4,065
Accrued expenses	2,843	2,986
Deferred revenues and customer deposits	243	237
Borrowings under line of credit facilities	2,676	2,192
Current portion of note payable to former ATI shareholder	40	40
Current portion of vendor settlements	1,395	985
Secured promissory notes, including $879 from related parties net of debt discount of $74 and $108 at March 31, 2014 and December 31, 2013, respectively	3,439	3,405
Total current liabilities	14,230	13,910

Long-term portion of note payable to former ATI shareholder	76	86
Long-term vendor settlements	1,261	1,380
Total liabilities	15,567	15,376

Commitments and contingencies (Note 12 )

Stockholders’ Deficit
Preferred stock — $0.001 par value; 10,000,000 shares authorized; 1,288,103 and 787,103 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
Common stock — $0.001 par value; 150,000,000 shares authorized; 83,084,093 and 82,736,093 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	83	82
Additional paid-in capital	32,201	31,681
Accumulated deficit	(44,157)	(44,190)
Total stockholders’ deficit	(11,872)	(12,426)
Total Liabilities and Stockholders’ Deficit	$3,695	$2,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues	$2,217	$4,323
Network costs	1,547	3,698
Gross profit	670	625
Operating expenses
Sales and marketing	84	172
General and administrative (includes stock based compensation of $3 and $48 for the three months ended March 31, 2014 and 2013, respectively)	492	841
Total operating expenses	576	1,013
Operating income (loss)	94	(388)
Interest expense, net (includes stock-based charges of $34 for the three months ended March 31, 2014 and 2013)	200	254
Gain on forgiveness of debt	(139)	(50)

Net income (loss)	$33	$(592)
Basic net income (loss) loss per common share	$0.00	$(0.01)
Diluted net income (loss) per common share	0.00	(0.01)
Shares used to calculate basic net income (loss) per common share	83,057	82,031
Shares used to calculate diluted net income (loss) per common share	101,557	82,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Dollars in Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at January 1, 2014	787,103	$1	82,736,093	$82	$31,681	$(44,190)	$(12,426)
Amortization of stock based compensation	—	—	—	—	3	—	3
Issuance of Series B preferred stock	501,000	—	—	—	476	—	476
Fair value of warrants issued in connection with Series B preferred stock	—	—	—	—	25	—	25
Common stock issued for conversion of debt	—	—	348,000	1	16	—	17
Net income for the three months ended March 31, 2014	—	—	—	—	—	33	33
Balance at March 31, 2014	1,288,103	$1	83,084,093	$83	$32,201	$(44,157)	$(11,872)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERMETRO COMMUNICATIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$33	$(592)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	42	11
Stock based compensation	3	48
Amortization of debt discount	34	34
Gain on forgiveness of debt	(139)	(50)
(Increase) decrease in assets:
Accounts receivable	(743)	510
Prepayments and other current assets	(15)	(68)
Increase (decrease) in liabilities:
Accounts payable, trade	229	254
Accrued expenses	(119)	(285)
Vendor settlements	(277)	(160)
Deferred revenues and customer deposits	6	5
Net cash used in operating activities	(946)	(293)

Cash flows from investing activities:
Purchase of equipment	(9)	(49)
Software development in progress	(79)	(61)
Net cash used in investing activities	(88)	(110)

Cash flows from financing activities:
Principal payments on lines of credit	(1,048)	(4,226)
Proceeds from line of credit	1,532	4,620
Proceeds from issuance of Series B preferred stock	501	—
Principal payment on note payable to former shareholder	(10)	(10)
Net cash provided by financing activities	975	384

Net decrease in cash	(59)	(19)
Cash at beginning of period	116	388
Cash at end of period	$57	$369

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

Basis of Presentation -  The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 which are included in the Form 10-K filed by the Company on April 15, 2014.

Going Concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company had a working capital deficit of $11,704,000 and had a total stockholders’ deficit of $11,872,000 as of March 31, 2014.  The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7), principal and interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6). The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences, including cessation of operations, to the Company at any time.

If the Company were to require additional financings in order to fund ongoing operations, there can be no assurance that it will be successful in completing the required financings, which could ultimately cause the Company to cease operations.    The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2013 states that there is substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the losses in past years were primarily attributable to continued decline in revenues and additional costs incurred related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base, in order for the Company to become profitable. This resulted in the Company taking on debt and delaying payment to certain vendors.  The Company may be required to obtain other financing during the next twelve months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. Management continues to work with its historical vendors in order to secure the continued extension of credit. Management believes that cash flows from operations and additional debt conversions are integral to management’s plan to retire past due obligations and be positioned for growth.  No assurance can be given, however, that the Company will be successful in restructuring its debt on terms favorable to the Company or at all. Should the Company be unsuccessful in this restructuring, material adverse consequences to the Company could occur such as cessation of its operations.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

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

Revenue Recognition - VoIP services are recognized as revenue when services are provided primarily based on usage. Revenues derived from sales of calling cards through retail distribution partners are deferred upon sale of the cards. These deferred revenues are recognized as revenue generally at the time card minutes are expended. The Company has revenue sharing agreements based on successful collections.  The company recognizes revenue from these customers at the time of invoicing based on the history of collections with such customers. The Company recognizes revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection is reasonably assured. Deferred revenue consists of fees received or billed in advance of the delivery of the services or services performed in which collection is not reasonably assured. This revenue is recognized when the services are provided and no significant Company obligations remain. Revenue from the sale of software and related equipment is generally recognized upon delivery and installation. Management of the Company assesses the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. Generally, management of the Company does not request collateral from customers. If management of the Company determines that collection of revenues are not reasonably assured, amounts are deferred and recognized as revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Software Development Costs – Research and development costs are charged to expense as incurred.  However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized technological costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Amortization of the capitalized software development costs begins when the product is available for general release to customers.  Amortization is computed as the ratio of current gross revenues of a product to the total of current and anticipated future gross revenues for the product.  As of March 31, 2014 and December 31, 2013, the Company had capitalized software development costs of approximately $577,000 and $513,000, respectively, for the development of a software that facilitates the routing of call traffic through lowest cost networks. The software was sold to an initial customer in late September 2013 and the Company amortized $16,000 of software development costs in the three months ended March 31, 2014 and none in the three months ended March 31, 2013.

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

When management of the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, an estimate is made of the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows if not. As of March 31, 2014, the Company has not had an impairment of long-lived assets and is not aware of the existence of any indicators of impairment.

Goodwill and Intangible Assets - The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At March 31, 2014 and December 31, 2013, management does not believe there is any impairment in the value of Goodwill.

Stock-Based Compensation - The Company has applied FASB ASC 718 “Compensation – Stock Compensation”.   For grants to employees under its 2004 plan and 2007 plan, the Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of a peer group of publicly traded entities.  The expected term of the options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, “Share-Based Payment.”  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant options under its 2007 plan during the three months ended March 31, 2014.  The Company did grant options under its 2007 plan during the three months ended March 31, 2013 (see Note 10).

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and short term debt. The Company maintains its cash with a major financial institution located in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. Periodically throughout the year the Company maintains balances in excess of federally insured limits. The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers and services provided from vendors. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, such losses, if any, have been within management’s expectations. The Company had ten customers which accounted for 57% and 78% of net revenue for the three months ended March 31, 2014 and 2013, respectively. The Company had accounts receivable balances from two and one customer that accounted for 27% and 13% of total accounts receivable at March 31, 2014 and December 31, 2013, respectively.

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

Basic and Diluted Net Income (Loss) per Common Share - Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes dilution for potential common stock issuances when the warrants, options or common stock conversion rights underlying those potential issuances are below the then fair market value of the Company’s common stock and have intrinsic value.  A total of 18,500,026 potential common stock issuances were included in the calculation of diluted net income for the three months ended March 31, 2014.  As the Company reported a net loss for the three months ended March 31, 2013 , the conversion of promissory notes and the exercise of stock options and warrants were not considered in the computation of diluted net loss per common share because their effect is anti-dilutive.

Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

2 — Acquisition and Intangible Assets

On March 31, 2011, the Company was notified that the seller and the former president of Advanced Tel, Inc. (“ATI”), the Company’s wholly owned subsidiary, had filed suit against the Company asserting, among other things, that the Company owed said seller certain amounts related to the agreement entered into by the parties (“Purchase Agreement”) when the Company purchased ATI in 2006.  On November 30, 2011, the parties arbitrated a settlement with precedent conditions to be performed by the Company in the first quarter of 2012, conditions that were met on March 14, 2012 resulting in dismissal of the suit on March 14, 2012.  As part of the settlement the Company voided the disputed 4,089,930 shares originally issued to the seller in 2008 as part of the stock compensation in the Purchase Agreement and the seller returned to the Company the 308,079 shares issued to him in 2006 also originally part of the Purchase Agreement.  All shares were returned to the Company’s Treasury.   The Company will pay the seller a total of $200,000, of which $116,000 remains unpaid at March 31, 2014 and subject to timely monthly payments through March 2017.

The Company has developed an integration plan for utilizing the Company’s network to carry the ATI customer traffic. The execution of this plan is expected to result in a significant cost savings.  In addition, ATI has a statutory presence in various state jurisdictions that facilitates the retail sale of the Company’s software and related equipment. These factors were used in the present value of net cash flows analysis that supports the carrying value of ATI Goodwill which was $450,000 at March 31, 2014 and December 31, 2013.

3 — Prepayments and Other Current Assets

The following is a summary of the Company’s prepayments and other current assets (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Employee advances	$82	$79
Prepaid expenses	60	50
Prepayments and other current assets	$142	$129

4 — Property and Equipment

The following is a summary of the Company’s property and equipment (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Telecommunications equipment	$3,458	$3,449
Computer equipment	203	203
Telecommunications software	107	107
Leasehold improvements, office equipment and furniture	97	97
Total property and equipment	3,865	3,856
Less: accumulated depreciation and amortization	(3,727)	(3,701)
Property and equipment, net	$138	$155

Depreciation expense included in network costs was $21,000 and $8,000 for the three months ended March 31, 2014 and 2013, respectively. Depreciation and amortization expense included in general and administrative expenses was $5,000 and $3,000 for the three months ended March 31, 2014 and 2013, respectively.

5 — Accrued Expenses

The following is a summary of the Company’s accrued expenses (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Commissions, network costs and other general accruals	$1,112	$1,248
Accrued USF and sales tax	393	423
Deferred payroll and other payroll related liabilities	591	646
Interest due on convertible promissory notes and other debt	579	501
Payments due to third party providers	168	168
Accrued expenses	$2,843	$2,986

6 — Vendor Settlements, Contingent Gains and Gain on Forgiveness of Debt

During the three months ended March 31, 2014, the Company entered into cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses. As a result of these agreements, the Company recorded a gain on forgiveness of debt of $139,000 for the three months ended March 31, 2014.  At March 31, 2014, the balance in vendor settlements payable was $2,656,000 including $216,000 of deferred gains subject to timely payments.   The settlements will be paid in periods ranging from one to sixty months with a current aggregate monthly payment of approximately $109,000.   The Company may continue to approach vendors to enter into similar agreements as well as continue to write-off certain accounts payable under statute of limitations.

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

7 — Secured Promissory Notes and Advances

2008 Bridge Loan - In November and December 2007, the Company received $600,000 in advance payments, pursuant to the sale of secured notes with individual investors, including $330,000 from related parties.  In 2008, the Company received an additional $1,320,000, including $170,000 from related parties, pursuant to the sale of additional secured notes with individual investors, for a total of $1,920,000.  The secured notes were issued on January 16, 2008 and were scheduled to mature 13 to 18 months after issuance (“2008 Bridge Loan”).  The 2008 Bridge Loan was extended in 2009 to July 15, 2010, and then modified on October 5, 2010 (“2008 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing March 31, 2011 and concluding on July 15, 2012. The 2008 Bridge Loan bears interest at a rate of 13% per annum and contains an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  The 2008 Bridge Loan is collateralized by substantially all of the assets of the Company.  Since inception, the Company has incurred $1,694,000 in interest and fees, including $47,000 and $42,000 during the three months ended March 31, 2014 and 2013, respectively.

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

2009 Bridge Loan- In November and December 2008, two related party secured note holders advanced an additional $310,000 and in 2009 there were advances of an additional $152,500 from existing note holders, including $65,000 from related parties, paying 13% interest per annum.  On June 12, 2009, the Company entered into a Short Term Loan and Security Agreement (“2009 Bridge Loan”) with the advance lenders.  Per the 2009 Bridge Loan, the maturity date of the loans was extended from June 30, 2009 to February 28, 2010, and then subsequently modified on October 5, 2010 (“2009 Bridge Loan Modification”)  to be paid in quarterly installments, of interest, fees and principal, commencing November 30, 2010 and concluding February 28, 2012.  On November 30, 2010 the note holders waived their initial installment payment for 60 days to receive their first installment payment as of January 31, 2011.  The 2009 Bridge Loan accrues interest at 13% per annum and contains an origination and documentation fee equal to 3% and 2.5%, respectively, of the original principal amount of the note.  The 2009 Bridge Loan is collateralized by substantially all of the assets of the Company.   Since inception, the Company has incurred $422,000 in interest and fees, including $14,000 and $12,000 during the three months ended March 31, 2014 and 2013, respectively.

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

The total expense recorded by the Company for amortization of the debt discount related to all warrants was $11,000 for each of the three months ended March 31, 2014 and 2013.  The net amount of the notes was $2,499,000 and $2,488,000 as of March 31, 2014 and December 31, 2013, respectively.

Effective October 12, 2012 the Company renegotiated terms with its secured note holders. The renegotiated terms included conversion of certain loan balances to common stock, the issuance of warrants and the establishment of new payment terms. The secured note holders converted $1,521,843 that the Company owed into 10,145,523 shares of common stock at $0.15 per share and the Company issued warrants with a term of seven years to purchase 1,521,843 shares of common stock at an exercise price of $0.01 per share. The value associated with these warrants is $101,000.  The remaining outstanding balance of $2,374,281, of which $764,221 is eligible to be converted to common stock at the election of the lenders at a rate of $0.50 per share of common stock, included $878,466 owed to related parties. This remaining balance was to be paid in interest only payments of approximately $12,000 per month from January 1, 2013 through September 1, 2013 followed by principal and interest payments of approximately $72,000 per month from September 1, 2013 until September 30, 2014. Most of the scheduled principal and interest payments were not made and the Company has not received a notice of default from any of the note holders. Of the remaining balances $923,576 will mature on September 30, 2014 with the final payment of all principal and accrued interest at maturity on December 31, 2014. As part of the renegotiated terms with the secured note holders the Company issued additional warrants with a term of seven years to purchase 2,145,000 shares of common stock at a price of $0.25 per share and 650,000 shares of common stock at a price of $0.01 per share.  The value associated with these secured note holder warrants is $91,000 and will be recorded as an offset to the principal balance of the secured notes and, beginning in October 2012, has been amortized into interest expense over the term of the notes using the effective interest method.  The warrants were valued using the Black-Scholes formula.  The Company recognized a $472,000 gain on the conversion of debt to common stock.

 The renegotiated terms included, in addition to the conversion of certain amounts owed into common stock, the conversion of any remaining accrued interest into the new secured promissory notes. As a result accrued interest of $1,514,000 was converted and included in balance of the promissory notes due.

Also effective October 12, 2012, the Company entered into agreements with Moriah Capital, L.P. (“Moriah”) to retire the Company’s existing credit facility and to cancel Moriah’s put option to purchase 6,008,500 shares of the Company’s common stock.  The Company paid $1,800,000 of the $2,050,000 outstanding principal on the credit facility, plus $45,000 in accrued interest and fees.  The Company executed a new promissory note for the remaining $250,000 in principal and $737,500 for the value associated with the put option, resulting in a total note principal of $987,500.  Of this amount, $250,000 was due on September 30, 2013 and the remaining principal and accrued interest are due on September 30, 2014.  The Company did not make the scheduled principal payment on September 30, 2013 and the Company has not received a notice of default from Moriah. The note accrues interest at the rate of 9% per annum and Moriah may convert the balance owed into shares of common stock with unpaid principal amounts converted at the rate of $0.25 per share and any unpaid accrued interest at the rate of $0.30 per share (see Note 11).

8 — Long-Term Debt

The Company’s long-term debt consists of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
Vendor settlements	$2,656	$2,365
Secured promissory notes	3,439	3,405
Note payable to former shareholder	116	126
Less: Current portion of long-term debt, net of debt discount	(4,874)	(4,430)
Long-term debt, net of debt discount	$1,337	$1,466

A summary of future maturities of long-term debt for the twelve months ending March 31 are as follows:

2015	$4,948
2016	563
2017	401
2018	96
2019	96
Thereafter	181
$6,285

9 — Preferred and Common Stock

Preferred Stock - On May 31, 2007, the Company filed Amended and Restated Articles of Incorporation authorizing 10,000,000 shares of preferred stock, par value $0.001 per share, none of which are issued and outstanding.  On November 19, 2009, the Company filed its Certificate of Designation (“C.D.”) and designated a Series A Preferred stock by resolution of the board of directors.  The C.D. authorized the sale of 250,000 shares of Series A preferred stock at $1.00 per share, with additional rights, preferences, restrictions and privileges as filed with the Nevada Secretary of State. In January 2013 a stockholder and secured note holder elected to convert all of the 25,000 outstanding shares of Series A preferred shares into 166,500 shares of common stock. As of March 31, 2014, no shares of Series A preferred stock were outstanding.

On October 12, 2012, the Company filed a C.D. and designated a Series A2 preferred stock authorizing the sale of 1,000,000 non-voting shares of Series A2 preferred stock at $1.00 per share. The shares generally may be redeemed by the Company for $1.25 per share plus payment of any accrued but unpaid dividends.  Also on October 12, 2012, the Company sold 297,103 shares of Series A2 preferred stock together with warrants to purchase 297,103 shares of common stock at an exercise price of $0.20 per share in exchange for a total purchase price of $297,103. The securities were sold to accredited investors in a private placement exempt from registration under Regulation D of the Securities Act of 1933, as amended. The Series A2 preferred stock may be converted into shares of common stock at a conversion rate of 6.66 shares of common stock for each share of Series A2 preferred.  The value associated with the Series A2 warrants was $5,000 and the warrants were valued using the Black-Scholes formula.  In December 2012, some of the stockholders elected to convert an aggregate of 100,000 Series A2 preferred shares into 666,000 shares of common stock.  In January 2013, a stockholder elected to convert 30,000 shares of  Series A2 preferred shares into 199,800 shares of common stock.

On June 28, 2013 the Company sold 370,000 shares of Series A2 Preferred Stock together with warrants to purchase 370,000 shares of common stock at an exercise price of $0.20 per share in exchange for a total purchase price of $370,000. On September 25, October 7 and December 12, 2013, the Company sold 25,000, 150,000 and 100,000 shares of Series A2 Preferred Stock, respectively, for a aggregate total purchase prices of $275,000 under the same terms. The securities were sold to accredited investors in a private placement exempt from registration under Regulation D of the Securities Act of 1933, as amended. The Series A2 preferred stock may be converted into shares of common stock at a conversion rate of 6.66 shares of common stock for each share of Series A2 preferred.  The value associated with the accompanying warrants was $13,000 and determined using the Black-Scholes formula.

On January 15, 2014 the Company sold 501,000 shares of Series B Preferred Stock together with warrants to purchase 501,000 shares of common stock at an exercise price of $0.20 per share in exchange for a total purchase price of $501,000. The securities were sold to an accredited investor in a private placement exempt from registration under Regulation D of the Securities Act of 1933, as amended. The Series B preferred stock may be converted into shares of common stock at a conversion rate of 6.66 shares of common stock for each share of Series B preferred.  The value associated with the accompanying warrants was $25,000 and determined using the Black-Scholes formula.

Common Stock - As of March 31, 2014 and December 31, 2013, the total number of authorized shares of common stock, par value $0.001 per share, was 150,000,000 of which 83,084,093 and 82,736,093 shares, respectively, were issued and outstanding.  During the three months ended March 31, 2014, the Company issued 348,000 shares of its common stock in exchange for amounts owed to a vendor.

10 — Stock Options and Warrants

2004 Stock Option Plan - Effective January 1, 2004, the Company’s Board of Directors adopted the 2004 Stock Option Plan for Directors, Officers, and Employees of and Consultants to InterMetro Communications, Inc. (the “2004 Plan”).  A total of 5,730,222 shares of the Company’s common stock had been reserved for issuance under the 2004 Plan. Upon stockholder ratification of the 2004 Plan pursuant to the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 6, 2007, the Company froze any further grants of stock options under the 2004 Plan. Any shares reserved for issuance under the 2004 Plan that are not needed for outstanding options granted under that plan will be cancelled and returned to treasury shares.

The Company had granted a total of 5,714,819 stock options under the 2004 Plan to the officers, directors, and employees, and consultants of the Company, of which 1,261,418 expired as of March 31, 2013. In the three months ended March 31, 2008, the Company issued 1,143,165 shares of common stock on the cashless exercise of 1,232,320 stock purchase options.  The remaining 3,221,081 were fully vested at March 31, 2014 and were originally granted with exercise prices ranging from $0.04 to $0.97 per share.  On November 15, 2010, in order to provide continued economic incentive to option holders, most of which were issued at prices that were “out of the money”, the Board of Directors authorized a re-pricing of all the stock options under the 2004 Plan to $0.01, the closing price of the Company’s common stock on that day.

Omnibus Stock and Incentive Plan – Effective January 19, 2007, the Board of Directors approved the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) for directors, officers, employees, and consultants. The stockholders ratified the 2007 Plan pursuant to the Schedule 14C Information Statement filed with the Securities and Exchange Commission which was declared effective on May 10, 2007.   Any employee or director of, or consultant for the Company or any its subsidiaries or other affiliates were eligible to receive awards under the 2007 Plan. The Company has reserved 26,099,040 shares of common stock for awards under the 2007 Plan. The 2007 Plan specifically prohibits the re-pricing of any stock options awarded under this plan.

In November 2007, InterMetro granted 2,350,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 1,095,000 of the shares granted were immediately vested at date of grant. 1,050,000 of such options have expired as of March 31, 2014.  In October 2008, InterMetro granted 600,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.25 per share to employees and directors. 30% vested at date of grant with the remaining vesting 1/12 per subsequent quarter over the succeeding 3 years, originally expiring 5 years from date of grant. Extension of the expiration date is currently under consideration.

On March 22, 2012, the Company granted 13,500,000 stock options to purchase shares of common stock under the 2007 Plan at an average exercise price of $0.04 per share to employees and directors. 6,750,000 of the options granted were immediately vested at the date of grant. The remaining 6,750,000 options vested 25% per quarter beginning with the quarter ended June 30, 2012 and were fully vested at March 31, 2014.  In July 2012, the Company granted 200,000 stock options to purchase shares of common stock under the 2007 Plan at $0.07 per share to employees.  50,000 of the options granted were immediately vested at the date of grant. The remaining 150,000 options vest 12.5% per quarter beginning in the quarter ended December 31, 2012.   In September 2012, the Company granted 100,000 stock options to purchase shares of common stock under the 2007 Plan at $0.08 per share to employees.  25,000 of the options granted were immediately vested at the date of grant. The remaining 75,000 options vest 12.5% per quarter beginning in the quarter ended December 31, 2012. In November 2012, the Company granted 250,000 stock options to purchase shares of common stock under the 2007 Plan at $0.08 per share to an employee. 125,000 of the options granted were immediately vested at the date of grant. The remaining 125,000 options vest 25% per quarter beginning in the quarter ending March 31, 2013. In February, 2013 the Company granted 350,000 stock options to purchase shares of common stock under the 2007 Plan at $0.10 per share to employees.  87,500 of the options granted were immediately vested at the date of grant. The remaining 262,500 options vest 12.5% per quarter beginning in the quarter ending June 30, 2013.

The Company recognized $3,000 and $48,000 in compensation expense related to the vesting of the stock option grants in the three months ended March 31, 2014 and 2013, respectively. The remaining fair value is being recognized on a straight line basis over the vesting terms. As of March 31, 2014, none of the Company’s outstanding stock options under the 2007 Plan have been exercised.

The following presents a summary of activity under the Company’s 2004 and 2007 Plans for the three months ended March 31, 2014 (unaudited):

	Number of Shares	Price per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	19,521,081		$—	$0.06	2.95	$263,843
Granted	—		—	—
Exercised	—		—	—
Forfeited/expired	—		—	—
Options outstanding at March 31, 2014	19,521,081	$		$0.06	2.72	$263,843

Options exercisable at March 31, 2014	19,333,579	$		$0.06	2.71	$263,843

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last day of the three month period ended March 31, 2014 and the exercises price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. This amount changes based on the fair market value of the Company’s stock.  As of March 31, 2014 there remain 9,799,040 shares available for grant.

Additional information with respect to the outstanding options at March 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.01	1,049,141	—	$0.01	1,049,141	$0.01
0.01	154,039	—	0.01	154,039	0.01
0.01	431,307	0.25	0.01	431,307	0.01
0.01	123,231	0.75	0.01	123,231	0.01
0.01	277,269	1.50	0.01	277,269	0.01
0.25	1,900,000	3.50	0.25	1,900,000	0.25
0.04	13,500,000	3.00	0.04	13,500,000	0.04
0.07	200,000	3.25	0.07	162,500	0.07
0.08	350,000	3.50	0.08	331,250	0.08
0.10	350,000	4.00	0.10	218,748	0.10
0.01	338,884	1.50	0.01	338,884	0.01
0.01	643,880	1.75	0.01	643,880	0.01
0.01	110,907	1.75	0.01	110,907	0.01
0.01	92,423	2.00	0.01	92,423	0.01
	19,521,081			19,333,579

As of March 31, 2014, there was $7,000 unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2004 and 2007 option plans.

Warrants –  On April 30, 2008, the Company negotiated a revolving line of credit, which, as amended allowed the Company to borrow up to $2.4 million.  Warrants to purchase 14,233,503 shares of the Company’s common stock at an exercise price of $0.01 to $0.05 per share were granted in connection with securing and amending this credit facility.  See Note 11 for a detail of the warrants issued in connection with this credit facility.

The Company has issued warrants to its secured note holders in connection with the execution of the loan agreements and subsequent amendments.  Warrants to purchase an aggregate of 8,004,426 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.50 were outstanding with these note holders as of March 31, 2014 and December 31, 2013.  See Note 7 for further details of these warrants.

On January 15, 2014, the Company granted warrants to purchase 501,000 shares of the Company’s common stock at an exercise price of $0.01 in connection with the issuance of Series B preferred stock. See Note  9 for further details of these warrants.  The Company calculated the fair value of the warrants using the following assumptions:

March 31, 2014
Risk-free interest rate	2.90%
Expected lives (in years)	10 years
Dividend yield	0%
Expected volatility	220%
Forfeiture rate	0%

 11 — Credit Facilities

Revolving Credit Facility - The Company entered into agreements, including a Loan and Security Agreement (as subsequently amended, the “Agreement”), effective as of April 30, 2008 with Moriah pursuant to which the Company could borrow up to $2,400,000 which was subsequently increased to $2,575,000 of which $175,000 was subsequently paid down. The Agreement has been amended several times (the “Amendments”).  Warrants to purchase 14,233,503 shares of the Company’s common stock at an exercise price of $0.01 to $0.05 per share were granted in connection with securing and amending this credit facility.   Amendment No. 13 extended the expiration to August 16, 2012.  The balance that remained unpaid at the August 16, 2012 expiration date and was carried until October 12, 2012 when, as discussed below, the Company partially paid off the Moriah facility and secured a new credit facility with another lender.

Effective October 12, 2012, the Company entered into agreements with Moriah retiring the Company’s existing credit facility by paying Moriah $1,845,000 and issuing a promissory note in favor of Moriah in the principal amount of $987,500, $250,000 of which was due September 30, 2013. The balance, issued in consideration for the cancellation of Moriah’s previously recorded put option valued at $737,500 to purchase 6,008,500 shares of the Company’s common stock, becomes due on September 30, 2014. The note accrues interest at the rate of 9% per annum and Moriah may convert the balance owed into shares of common stock with unpaid principal amounts converted at the rate of $0.25 per share and any unpaid accrued interest at the rate of $0.30 per share. Any warrants that were not previously priced at $0.01 per share of common stock were re-priced to $0.01 per share and the expiration date for all warrants will be September 30, 2019.  The value associated with the re-pricing and expiration date extension of the Moriah warrants was $190,000 and was recorded as an offset to the principal balance of the note payable to Moriah and, beginning in October 2012, was amortized into interest expense over the term of the note using the effective interest method.  The warrants were valued using the Black-Scholes formula.  The expense recognized by the Company in each of the three months ended March 31, 2014 and 2013 from the amortization of the debt discount related to the warrants was $24,000.   Under the agreements, the Company was subject to a bi-monthly fee of $11,000 through October 15, 2013.  The expense recorded for the fee was $0 and $33,000 during the three months ended March 31, 2014 and 2013, respectively.

The Company incurred interest expense in connection with Moriah of $22,000 for each of the three months ended March 31, 2014 and 2013 and amortization of loan costs of $0 and $90,000 for the same periods, respectively.

Effective October 12, 2012, the Company secured a new credit facility with Transportation Alliance Bank, Inc. (“TAB Bank”).  The Company has secured a $3,000,000 senior credit facility with TAB Bank pursuant to which the Company is permitted to borrow $3,000,000 or up to 85% of its eligible accounts, at any time until the maturity date of September 29, 2014. This facility generally accrues interest at the greater of (i) 9.50% per annum, or (ii) the sum of the lender’s stipulated prime rate plus 6.25%.  The Company is subject to various other fees as defined in the credit facility agreement.  The Company borrowed $2,675,917 and $2,191,998 as of March 31, 2014 and December 31, 2013, respectively.  The loan provides for interest-only monthly payments, is generally secured by all of the Company’s assets but subject to certain prior liens, and includes financial covenants pertaining to cash flow coverage of interest and fixed charges and a requirement for a minimum level of tangible net worth. The Company was not in compliance with the cash flow coverage of interest covenant as of March 31, 2014.  The company recognized $66,000 and $67,000 of interest expense related to the TAB credit facility during the three months ended March 31, 2014 and 2013, respectively.  The Company is in an over-advance position with TAB Bank and is operating under a forbearance agreement.

12 — Commitments and Contingencies

Facility Lease – The Company leased its facilities under a non-cancelable operating lease that expired on March 31, 2014 at an annual expense of  $168,000.  The Company is currently renting on a month to month basis.  Rent expense for the Company’s facilities for the three months ended March 31, 2014 and 2013 was $45,000 and $48,000, respectively.

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

Universal Service Administrative Company – The Universal Service Administrative Company (USAC) administers the Universal Service Fund (USF).  In 2009 and 2010, the Company did not make all of the payments claimed by the USAC and the Federal Communications Commission (FCC). As of March 31, 2014 and December 31, 2013 the Company has recorded an aggregate liability of $1.6 million in connection with the USF including balances under settlement arrangements.  The Company continues to work with the FCC and the Department of the Treasury to resolve these amounts in long term payment programs.  Failure to execute or finalize any significant proposed payment plan would likely have a material adverse effect on the Company.

13 — Income Taxes

At March 31, 2014 and December 31, 2013, the Company had net operating loss carryforwards to offset future taxable income, if any, of approximately $41 million for Federal and State taxes. The Federal net operating loss carryforwards begin to expire in 2021. The State net operating loss carryforwards began to expire in 2008.

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Current assets and liabilities:
Current assets and liabilities:
Deferred revenue	$97	$94
Allowance for doubtful accounts	70	70
Accrued expenses	468	407
Stock based compensation	1	25
	636	596
Valuation allowance	(636)	(596)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$119	$111
Net operating loss carryforward	16,345	16,348
	16,464	16,459
Valuation allowance	(16,464)	(16,459)
Net non-current deferred tax asset	$—	$—

The reconciliation between the statutory income tax rate and the effective rate is as follows:

	For the Three Months Ended March 31,
	2014	2013
	(unaudited)
Federal statutory tax rate	(34)%	(34)%
State and local taxes	(6)	(6)
Valuation reserve for income taxes	40	40
Effective tax rate	—%	—%

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at March 31, 2014 and December 31, 2013.

The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  At March 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of March 31, 2014 and December 31, 2013, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America (“U.S.”) and files tax returns in the U.S. federal jurisdiction and California (or various) state jurisdiction (s). The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009. The Company currently is not under examination by any tax authority.

14 — Cash Flow Disclosures

The table following presents a summary of the Company’s supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Cash paid:
Interest	$81	$73

Non-cash information:

Common stock issued for debt	$17	$—

15 — Related Party Transactions

Effective September 1, 2009, the Company entered into a consulting agreement with one of its board members to provide consulting services.  The Company was obligated to pay $6,250 per month plus out of pocket expenses for these services for the period September 1, 2009 to October 31, 2009, then $10,000 per month plus out of pocket expense and $15,000 beginning in February 2011.  The Company incurred consulting fees under this agreement in the amount of $0 and $45,000 for the three months ended March 31, 2014 and 2013, respectively.  Included in accounts payable is $60,000 of unpaid fees at March 31, 2014 and December 31, 2013.

Commencing in December 2006, the Company entered into a three-year consulting agreement with an affiliate of a stockholder and debt holder pursuant to which the Company received services related to strategic planning, investor relations, acquisitions, and corporate governance.  The Company was obligated to pay $13,000 a month for these services, subject to annual increases.  In June 2008, the parties orally agreed to cancel the agreement and any future obligation.  Included in accrued expense is $182,000 at March 31, 2014 and December 31, 2013 for unpaid amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Report contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Report. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the risks and uncertainties discussed in the “Business” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as applicable, of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”) as well as the following:

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

We enhanced our network’s functionality by implementing Signaling System 7, or SS-7, technology. SS-7 allows access to customers of the local telephone companies, as well as customers of wireless carriers. SS-7 is the established industry standard for reliable call completion, and it also provides interoperability between our VoIP infrastructure and traditional telephone company networks.  While we expect to continue to add to capacity, as of March 31, 2014 and 2013, the SS-7 network expansion was a fully operating and revenue generating component of our VoIP infrastructure.  A key aspect of our current business strategy is to focus on sales to increase these voice minutes.

Overview

History.  InterMetro began business as a VoIP on December 29, 2006 and began generating revenue at that time. Since then, we have increased our revenue to approximately $12 million for the year ended December 31, 2013.

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

Revenue. We currently generate revenue primarily from the sale of voice minutes that are transported across our VoIP infrastructure. In addition, our wholly owned subsidiary ATI, as a reseller, generates revenues from the sale of voice minutes that are currently transported across other telecom service providers’ networks. Since 2006 we have migrated much of the ATI revenues on to our VoIP infrastructure and intend to continue to migrate some of the remaining ATI revenues in the future. We negotiate rates per minute with our carrier customers on a case-by-case basis. The voice minutes that we sell through our retail distribution partners are typically priced at per minute rates, are packaged as calling cards and are competitive with traditional calling cards and prepaid services. Our carrier customer services agreements and our retail distribution partner agreements are typically one year in length with automatic renewals. We generally bill our customers on a weekly or monthly basis with either a prepaid balance required at the beginning of the week or month of service delivery or with net terms determined by the customers’ creditworthiness. Factors that affect our ability to generate revenue include:

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2014	2013
Net revenues	100%	100%
Network costs	70	86
Gross profit	30	14
Operating expenses:
Sales and marketing	4	4
General and administrative	22	19
Total operating expenses	26	23
Operating income (loss)	4	(9)
Accounts payable write off and gain on forgiveness of debt	6	1
Interest expense	(9)	(6)

Net income (loss)	1%	(14)%

Net Revenues. Net revenues decreased $2.1 million, or 48.7%, to $2.2 million for the three months ended March 31, 2014 from $4.3 million for the three months ended March 31, 2013. Even though there was an overall reduction in revenue, the addition of new customers and increased revenues from existing customers has contributed an approximate additional  $1.1 million to revenue in the three months ended March 31, 2014. The top ten customers account for 57% and 78% of net revenue for the three months ended March 31, 2014 and 2013, respectively.

 Network Costs. Network costs decreased $2.2 million, or 58.2%, to $1.5 million for the three months ended March 31, 2014 from $3.7 million for the three months ended March 31, 2013.  Included within total network costs, variable network costs decreased by $2.1 million to $1.4 million (61.4% of revenues) for the three months ended March 31, 2014 from $3.5 million (80.5% of revenues) for the three months ended March 31, 2013. Fixed network costs decreased by $65,000 to $154,000 for the three months ended March 31, 2014 from $219,000 for the three months ended March 31, 2013.  Gross margin increased to 30.2% for the three months ended March 31, 2014 from a gross margin of 14.5% for the three months ended March 31, 2013. The increase in gross margin is attributable to increased utilization of direct network elements as well to an increase in higher margin products and services as the Company has transitioned away from lower margin resold network elements.

Sales and Marketing. Sales and marketing expenses decreased $88,000, or 51.2% to $84,000 for the three months ended March 31, 2014 from $172,000 for the three months ended March 31, 2013. Sales and marketing expenses as a percentage of net revenues were 3.8% and 4.0% for the three months ended March 31, 2014 and 2013, respectively.  The decrease is related to the decrease in staffing and marketing activities.

General and Administrative. General and administrative expenses decreased by $349,000 to $492,000 for the three months ended March 31, 2014 from $841,000 for the three months ended March 31, 2013. General and administrative expenses as a percentage of net revenues were 22.2% and 19.5% for the three months ended March 31, 2014 and 2013, respectively.  General and administrative expenses include $3,000 and $48,000 of stock based compensation cost for the three months ended March 31, 2014 and 2013, respectively. A decrease in payroll of $154,000 and a decrease in professional fees of $105,000 also contributed to the decrease in general and administrative expenses.

Accounts Payable Write Off and Gain on Forgiveness of Debt   During the three months ended March 31, 2014, the Company entered into cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses. As a result of these agreements, the Company recorded a gain on forgiveness of debt of $139,000 for the three months ended March 31, 2014.  During the three months ended March 31, 2013, the Company entered into cash payment plan agreements with vendors for amounts less than the liability recorded in accounts payable and accrued expenses. As a result of these agreements, the Company recorded a gain on forgiveness of debt of $50,000 for the three months ended March 31, 2013.

Interest Expense, net.  Interest expense, net decreased $54,000, or 21.2%, to $200,000 for the three months ended March 31, 2014 from $254,000 for the three months ended March 31, 2013. The most significant factor in the reduction of interest was the cessation of $22,000 monthly interest fee accrual related to a previous credit facility.

Liquidity and Capital Resources

At March 31, 2014, we had $57,000 in cash as compared to cash of $116,000 at December 31, 2013.  The Company’s working capital position, defined as current assets less current liabilities, has historically been negative and was negative $11.7 million at March 31, 2014 and negative $12.1 million at December 31, 2013.

Significant changes in cash flows from March 31, 2014 as compared to March 31, 2013:

Net cash used in operating activities was $946,000 for the three months ended March 31, 2014 as compared to net cash used by operating activities of $293,000 for the three months ended March 31, 2013. The most significant item that reduced cash from operating activities was the $743,000 increase in accounts receivable related to revenue increases to significant customers with extended payment terms.

Net cash used in investing activities was $88,000 for the three months ended March 31, 2014 which consisted of $9,000 of equipment purchases and $79,000 of capitalized software development costs.  Net cash used in investing activities was $110,000 for the three months ended March 31, 2013 which consisted of $49,000 of equipment purchases and $61,000 of capitalized software development costs

Net cash provided by financing activities for the three months ended March 31, 2014 was $975,000 and consisted primarily of net proceeds exceeding payments on the Company’s credit line by $484,000 and proceeds from the issuance of Series B preferred stock of $501,000. Net cash provided by financing activities for the three months ended March 31, 2013 was $384,000 and consisted primarily of net proceeds exceeding payments on the Company’s credit line by $394,000

The Company had a working capital deficit of $11,704,000 and had a total stockholders’ deficit of $11,872,000 as of March 31, 2014.  The Company’s ability to continue as a going concern will require additional financings if its ability to generate cash from operations does not fund required payments on its debt obligations.  Obligations to the Company’s debt holders include interest and principal payments to its secured note holders (see Note 7), principal and interest due on its revolving line of credit (see Note 11) and settlement payments due (see Note 6). The loan under the revolving line of credit is secured by substantially all of the Company’s assets. The Company has other significant matters of importance, including contingencies such as vendor disputes and lawsuits discussed in Note 12 that could have material adverse consequences, including cessation of operations, to the Company at any time.

If the Company were to require additional financings in order to fund ongoing operations, there can be no assurance that it will be successful in completing the required financings, that could ultimately cause the Company to cease operations.    The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  There are many claims and obligations that could ultimately cause the Company to cease operations. The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2013 states that there is substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the losses in past years were primarily attributable to continued decline in revenues and additional costs incurred related to building out and supporting a telecommunications infrastructure, and the requirement for continued expansion of the customer base, in order for the Company to become profitable. This resulted in the Company taking on debt and delaying payment to certain vendors.  The Company may be required to obtain other financing during the next twelve months or thereafter as a result of future business developments, including any acquisitions of business assets or any shortfall of cash flows generated by future operations in meeting the Company’s ongoing cash requirements. Such financing alternatives could include selling additional equity or debt securities, obtaining long or short-term credit facilities, or selling operating assets. Management continues to work with its historical vendors in order to secure the continued extension of credit. Management believes that cash flows from operations and additional debt conversions are integral to management’s plan to retire past due obligations and be positioned for growth.  No assurance can be given, however, that the Company will be successful in restructuring its debt on terms favorable to the Company or at all. Should the Company be unsuccessful in this restructuring, material adverse consequences to the Company could occur such as cessation of its operations.  Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company’s stockholders.

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

Effective October 12, 2012 the Company secured a new credit facility with Transportation Alliance Bank, Inc. (“TAB Bank”).  and entered into agreements with Moriah to pay off its debt. The Company has secured a $3,000,000 senior credit facility with TAB Bank pursuant to which the Company is permitted to borrow $3,000,000, up to 85% of its eligible accounts, at any time until the maturity date of September 29, 2014. This facility generally accrues interest at the greater of (i) 9.50% per annum, or (ii) the sum of the lender’s stipulated prime rate plus 6.25%.  The Company had borrowed $2,675,917 as of March 31, 2014.  The loan provides for interest-only monthly payments, is generally secured by all the Company’s assets but subject to certain prior liens, and includes financial covenants pertaining to cash flow coverage of interest and fixed charges and a requirement for a minimum level of tangible net worth. The Company was not in compliance with the cash flow coverage of interest covenant as of March 31, 2014.  The Company is in an over-advance position with TAB Bank and is operating under a forbearance agreement.

Effective October 12, 2012 the Company renegotiated terms with its secured note holders. The renegotiated terms included conversion of certain loan balances to common stock, the issuance of warrants and the establishment of new payment terms. The secured note holders converted $1,521,843 that the Company owed into 10,145,523 shares of common stock at $0.15 per share and the Company issued warrants with a term of seven years to purchase 1,521,843 shares of common stock at an exercise price of $0.01 per share. The value associated with these warrants is $101,000.  The remaining outstanding balance of $2,374,281, of which $764,221 is eligible to be converted to common stock at the election of the lenders at a rate of $0.50 per share of common stock, included $878,466 owed to related parties. This remaining balance was to be paid in interest only payments of approximately $12,000 per month from January 1, 2013 through September 1, 2013 followed by principal and interest payments of approximately $72,000 per month from September 1, 2013 until September 30, 2014. Most of the scheduled principal and interest payments were not made and the Company paid a total of approximately $19,000 during the twelve months ended December 31, 2013. Of the remaining balances, $923,576 will mature on September 30, 2014 with the final payment of all principal and accrued interest at maturity on December 31, 2014. As part of the renegotiated terms with the secured note holders the Company issued additional warrants with a term of seven years to purchase 2,145,000 shares of common stock at a price of $0.25 per share and 650,000 shares of common stock at a price of $0.01 per share.  The value associated with these secured note holder warrants was $91,000 be recorded as an offset to the principal balance of the secured notes and, beginning in October 2012, has been amortized into interest expenses over the term of the notes using the effective interest method.  The warrants are valued using the Black-Scholes formula.  The Company recognized a $472,000 gain on the conversion of debt to common stock in 2012.

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

Revenue Recognition

We recognize our VoIP services revenues when services are provided, primarily on usage. Revenues derived from sales of calling cards through related distribution partners are deferred upon the sale of the cards. These deferred revenues are recognized as revenues generally when all usage of the cards occurs. The Company has revenue sharing agreements based on successful collections.  The Company recognizes revenue from these customers at time of invoicing based on the history of collections with such customers. We recognize revenue in the period that services are delivered and when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant performance obligations remain for us and collection of the related receivable is reasonably assured. Our deferred revenues consist of fees received or billed in advance of the delivery of the services or services performed in which cash receipt is not reasonably assured. This revenue is recognized when the services are provided and no significant performance obligations remain or when cash is received for previously performed services. Revenue from the sale of software and related equipment is generally recognized upon delivery and installation. We assess the likelihood of collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. Generally, we do not request collateral from our customers. If we determine that collection of revenues are not reasonably assured, we defer the recognition of revenue until the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Goodwill

We record goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350 “Goodwill and Other”. FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. FASB ASC 350 also requires the Company to amortize intangible assets over their respective finite lives up to their estimated residual values.  At March 31, 2014, management does not believe there is any impairment in the value of goodwill.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with FASB ASC 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have concluded that it is more likely than not that we will not have sufficient taxable income of an appropriate character within the carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating deferred tax assets; therefore, a full valuation allowance has been established to reduce the deferred tax assets to zero at March 31, 2014 and December 31, 2013. In addition, we operate within multiple domestic taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our income tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

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

Contractual Obligations

We have no capital lease obligations at March 31, 2014. The operating lease for our corporate offices expired March 31, 2014 and we are renting our facility on a month by month basis as we renegotiate the lease.  The monthly rent payment is $14,000.  There are no significant provisions in our agreements with our network partners that are likely to create, increase, or accelerate obligations due thereunder other than changes in usage fees that are directly proportional to the volume of activity in the normal course of our business operations.

We had no contractual obligations at March 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

 See Risk Factors in the Form 10-K filed by the Company on April 15, 2014

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, the Company issued 348,000 shares of its common stock in exchange for amounts owed to a vendor.

On January 15, 2014 the Company sold 501,000 shares of Series B Preferred Stock together with warrants to purchase 501,000 shares of common stock at an exercise price of $0.20 per share in exchange for a total purchase price of $501,000.

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

INTERMETRO COMMUNICATIONS, INC.

Dated: May 20, 2014	By:	/s/ Charles Rice
Charles Rice, Chairman of the Board,
Chief Executive Officer, and President

Dated: May 20, 2014	By:	/s/ David Olert
David Olert
Chief Financial Officer